Form 10QSB
period 2000-07-31
FAYBER GROUP INC
filed 2000-10-10
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
July 31, 2000                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   234 Columbine, Suite 300B, Denver, CO 80206
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes          No   X
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  18,675,000 common shares as of July 31, 2000

I.  FINANCIAL STATEMENTS



                                FAYBER GROUP INC
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                                                July                      April
                                                                              31, 2000                   30, 2000
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                        $ 103                    $ 1,500

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -
     Equipment
     Land
     Buildings                                                                          -
                                                                                        -
                                                                                                      ---------------
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                       --                          -
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                        $ 103                    $ 1,500
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                      $ 307
     Accrued Expenses                                                                                              -
     Note Payable - Stockholder                                                                                    -
     Current Portion of Long-Term Debt                                                                             -
                                                                                                                   -
          Total Current Liabilities                                                     -                        307

Long Term Liabilities
     Notes Payable

Total Liabilities                                                                       -                        307


Stockholders' Equity
     Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
     no shares issued and outstanding
     Common Stock. $0.0001 par value, 75,000,000 shares authorized;
     18,675,000 shares issued and outstanding                                        1868                      1,868

     Additional paid-in capital                                                                                    -
     Retained Deficit                                                              (1,765)                      (675)
                                                                                   -------                     -----
TOTAL STOCKHOLDERS' DEFICIT                                                           103                      1,193
                                                                                     ----                      -----

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 103                    $ 1,500
                                                                           ===============            ===============


                             SEE ACCOMPANYING NOTES



                                FAYBER GROUP INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended July 31,
                                   (Unaudited)


                                                                   2000                        1999
                                                                   ----                        ----
REVENUES
     Gain/Loss on Sale of Assets                                                                       -
     Consulting Fees
     Misc Income
     Cost of Sales
                                                              ---------------             ---------------

Gross Profit                                                               -                           -

EXPENSES
     Interest                                                              -                           -
     Office Expense                                                       90                           -
     Professional Fees                                                 1,675                           -
     Telephone & Utilities                                                 -                           -
                                                                          --                           -
Total Operating Expenses                                               1,765                           -

NET INCOME (LOSS)                                                   $ (1,765)                        $ -
                                                              ===============             ===============

Profit (Loss) per common share                                         (0.00)

Weighted average number of shares outstanding                     18,675,000



                             SEE ACCOMPANYING NOTES



                               FAYBER GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                          Three Months
                                                                         Ended July 31,
                                                                  2000                     1999
                                                                  ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                             $(1,765)                     $ -
     Depreciation
     Non cash expenses                                                 368
     (Decrease) Increase in Accounts Payable                                                      -
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                              -------------            -------------

Net Cash Flows Used for Operating Activities                        (1,398)                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                              -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                              -------------            -------------

Net Cash (Used by) From Investing Activities                             -                        -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                                          -
     Sale of Common Stock                                                -                        -
     Sale of Treasury Stock                                              -
                                                              -------------            -------------

Total Cash from (Used by) Financing Activities                           -                        -

Increase (Decrease) in Cash                                         (1,398)                       -
                                                                                                  -
                                                              -------------

Cash and Cash Equivalents - Beginning of Period                      1,500                        -
                                                                                                  -
                                                              -------------

Cash and Cash Equivalents - end of Period                              103                        -
                                                              =============            =============



Common stock in the amount of 3,675,000 shares were issued in exchange for legal services rendered during the period.


                             SEE ACCOMPANYING NOTES



                                FAYBER GROUP INC
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  July 31, 2000


                                                    Common Stock                Additional                            Total
                                                                                Paid - In         Accumulated     Stockholder's
                                            # of Shares         Amount           Capital            Deficit           Equity
                                         -----------------------------------------------------------------------------------------

Issuance of Common Stock
   for cash and services rendered               18,675,000            1,868                  -                              1,868

July 31, 2000 Net Loss                                                                                    (1,765)          (1,765)
                                         -----------------------------------------------------------------------------------------

Balances at Ju;y 31, 2000                       18,675,000             1868                  -            (1,765)             103
                                         =========================================================================================



                             SEE ACCOMPANYING NOTES

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2000



1.  Summary of Significant Accounting Policies

    Development Stage Company

    Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 234 East Columbine, Suite 300B, Denver, Colorado 80206.

    The Company was formed as a holding company for mortgage broker subsidiaries, which it plans to acquire in the future. The Company has no operations of mortgage broker businesses as of the date of the financial statements. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more mortgage broker businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of possible purchases which require cash. The Company intends to seek opportunities demonstrating the potential of profitable long term revenues.

    Accounting Method

    The Company records income and expenses on the accrual method.

    Fiscal Year

    The board of directors shall establish the fiscal year of the corporation.

    Loss per Share

    Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

    Financial Instruments

    Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

    Organization Costs

    Costs to incorporate the Company were expensed as incurred.

    Statement of Cash Flows

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Use of Estimates

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
                                      F-5

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2000


1.  Summary of Significant Accounting Policies (continued)

    Consideration of Other Comprehensive Income Items

    SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the initial period ended July 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

    Stock Basis

    Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  Stockholders' Equity

    Preferred Stock

    As of July 31, 2000, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

    Common Stock

    As of July 31, 2000, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

3.  Related Party Transactions

    As of the date hereof, the President is the owner of 15,000,000 shares of the Company's issued and outstanding common stock, constituting approximately 80.3% of the Company's issued and outstanding common stock. The shares were issued for total cash of $1,500 ($0.0001 per share).

     As of the date hereof, the legal counsel to the company is the owner of 3,675,000 shares of the Company's issued and outstanding common stock, constituting approximately 19.7% of the Company's issued and outstanding common stock. The shares were issued for expenses paid by a shareholder on behalf of the Company totaling at $368 ($0.0001 per share).

     Officers and directors are reimbursed for all out-of-pocket expenses.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

              The Company has experienced a net operating loss of $1,765 in the first quarter of operation. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

Liquidity and Capital Resources
-------------------------------

              The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to arrange for loans or make private placements of stock.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  A total of 18,675,000 shares of common stock were issued at inception for cash and services of $1,868 to the founders of the Company.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 6, 2000



                                              FAYBER GROUP, INC.


                                              /s/ BERNARD F. PRACKO, II
                                              -----------------------------
                                              BERNARD F. PRACKO, II, President