Form 10QSB
period 2000-10-31
FAYBER GROUP INC
filed 2000-12-20
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
October 31, 2000                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
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

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 18,675,000 common shares as of October 31, 2000

I.  FINANCIAL STATEMENTS



                                FAYBER GROUP INC
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                                              October                    Inception 4/17/00
                                                                              31, 2000                   to April 30, 2000
                                                                              --------                   -----------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                        $ 103                    $ 1,500

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -
     Equipment
     Land
     Buildings                                                                          -
                                                                                        -
                                                                                                      ---------------
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                       --                          -
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                        $ 103                    $ 1,500
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                      $ 307
     Accrued Expenses                                                                                              -
     Note Payable - Stockholder                                                                                    -
     Current Portion of Long-Term Debt                                                                             -
                                                                                                                   -
          Total Current Liabilities                                                     -                        307

Long Term Liabilities
     Notes Payable

Total Liabilities                                                                       -                          -


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
                                                                           ===============            ===============


                             SEE ACCOMPANYING NOTES




                                FAYBER GROUP INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Six Months ended October 31,
                                   (Unaudited)


                                                                   2000                        1999
                                                                   ----                        ----
REVENUES
     Gain/Loss on Sale of Assets                                                                       -
     Consulting Fees
     Misc Income
     Cost of Sales
                                                              ---------------             ---------------

Gross Profit                                                               -                           -

EXPENSES
     Interest                                                              -                           -
     Office Expense                                                        -                           -
     Professional Fees                                                     -                           -
     Telephone & Utilities                                                 -                           -
                                                                          --                           -
Total Operating Expenses                                                   -                           -

NET INCOME (LOSS)                                                   $ (1,765)                        $ -
                                                              ===============             ===============

Profit (Loss) per common share                                         (0.00)

Weighted average number of shares outstanding                     18,675,000



                             SEE ACCOMPANYING NOTES




                                FAYBER GROUP INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Six Months ended October 31,
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



                             SEE ACCOMPANYING NOTES



                               FAYBER GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                  Six Months Ended         Inception (4/17/00)
                                                                  October 31, 2000         to October 31, 2000
                                                                  ----------------         -------------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                             $(1,765)                     $ -
     Depreciation
     Non cash expenses                                                 368
     (Decrease) Increase in Accounts Payable                                                      -
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                              -------------            -------------

Net Cash Flows Used for Operating Activities                        (1,398)                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                              -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                              -------------            -------------

Net Cash (Used by) From Investing Activities                             -                        -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                                          -
     Sale of Common Stock                                                -                        -
     Sale of Treasury Stock                                              -
                                                              -------------            -------------

Total Cash from (Used by) Financing Activities                           -                        -

Increase (Decrease) in Cash                                         (1,398)                       -
                                                                                                  -
                                                              -------------

Cash and Cash Equivalents - Beginning of Period                      1,500                        -
                                                                                                  -
                                                              -------------

Cash and Cash Equivalents - end of Period                              103                        -
                                                              =============            =============



Common stock in the amount of 3,675,000 shares were issued in exchange for legal services rendered during the period.


                             SEE ACCOMPANYING NOTES



                                FAYBER GROUP INC
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                October 31, 2000


                                                    Common Stock                Additional                            Total
                                                                                Paid - In         Accumulated     Stockholder's
                                            # of Shares         Amount           Capital            Deficit           Equity
                                         -----------------------------------------------------------------------------------------

Issuance of Common Stock
   for cash and services rendered               18,675,000            1,868                  -                              1,868

October 31, 2000 Net Loss                                                                                 (1,765)          (1,765)
                                         -----------------------------------------------------------------------------------------

Balances at October 31, 2000                    18,675,000             1868                  -            (1,765)             103
                                         =========================================================================================



                             SEE ACCOMPANYING NOTES

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2000



1.  Summary of Significant Accounting Policies

    Development Stage Company

    Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 234 Columbine, Suite 300B, Denver, Colorado 80206.

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

    Fiscal Year

    The board of directors has established the fiscal year of the corporation ending April 30.

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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2000


1.  Summary of Significant Accounting Policies (continued)

    Consideration of Other Comprehensive Income Items

    SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the initial period ended October 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

    Stock Basis

    Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  Stockholders' Equity

    Preferred Stock

    As of October 31, 2000, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

    Common Stock

    As of October 31, 2000, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER
---------------------------------

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2000 AND CUMMULATIVE

     The Company has experienced a net operating loss of $1,765 through the second quarter of operation. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

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

                  None

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

Date: December 14, 2000



                                              FAYBER GROUP, INC.


                                              /s/ BERNARD F. PRACKO, II
                                              -----------------------------
                                              BERNARD F. PRACKO, II, President