Form 10QSB
period 2001-01-31
FAYBER GROUP INC
filed 2001-03-14
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                        FORM 10QSB

              Quarterly Report under Section 13 or 15 (d) of
              The Securities Exchange Act of 1934




For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
January 31, 2001                                      000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                   	85-1542260
--------------------------------                   ------------------
     (State of incorporation)                        (I.R.S. Employer
                                                       Identification No.)

                   7609 Ralston Rd., Arvada, CO 80002
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

                  18,675,000 common shares as of January 31, 2001



I.   FINANCIAL STATEMENTS

                                          FAYBER GROUP, INC.
                                      Consolidated Balance Sheet
                                            (Unaudited)

                                                                                       01/31/01
                                                                                       ________
ASSETS

Current Assets
Cash and Cash Equivalents                                                              74

Property, Plant and Equipment                                                          -
Equipment                                                                              -
Land                                                                                   -
Buildings                                                                              -

Less Accumulated Depreciation                                                          -

           Net Fixed Assets                                                            -

TOTAL ASSETS                                                                           74

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                                    -
           Accounts Payable                                                            -
           Accrued Expenses                                                            -
           Note Payable - Stockholder                                                  -
           Current Portion of Long-Term Debt                                           -

                   Total Current Liabilities                                           -

Long Term Liabilities                                                                  -
           Notes Payable                                                               -

Total Liabilities                                                                      -

Stockholders' Equity
           Preferred stock, $0.0001 par value;
            25,000,000 shares authorized;
            no shares issued and outstanding
           Common stock, $0.0001 par value,
            75,000,000 shares authorized;
            18,675,000 shares issued and outstanding                                   1,868

           Additional paid-in capital
           Retained Deficit                                                            (1,765)

TOTAL STOCKHOLDERS' DEFICIT                                                            74

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            74
                                                          SEE ACCOMPANYING NOTES





                                          FAYBER GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three Months ended 01/31/01
                                             (Unaudited)
                                                          2001                         2000
                                                          ____                         ____
REVENUES
           Consulting Fees                                200                          -

Gross Profit                                              200                          -

EXPENSES
           Selling, general & admin                       229                          -

Total Operating Expenses                                  229                          -

NET INCOME (LOSS)                                         ($1,765)                     -

Profit (Loss) per common share                            (0.00)
Weighted average number                                   18,675,000
  of shares outstanding
                                                          SEE ACCOMPANYING NOTES





                                          FAYBER GROUP, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the Nine Months ended 01/31/01
                                          (Unaudited)

                                                          2001                         2000
                                                          ____                         ____
REVENUES
           Consulting Fees                                200                          -

Gross Profit                                              200                          -

EXPENSES
           Selling, general & admin.                      1,994                        -

Total Operaing Expenses                                   (1,794.00)                   -

NET INCOME (LOSS)                                         (1,794.00)                   -

Profit (Loss) per common share                            (0.00)
Weighted average number
  of shares outstanding                                   18,675,000
                                                          SEE ACCOMPANYING NOTES





                                          FAYBER GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)



                                                          9 Months Ended               Inception (4/17/00)
                                                          1/31/2001                    to 01/31/01
                                                          _________                    ___________
Cash Flows from Operating Activities
           Net Profit (Loss)                              ($1,794)                     ($1,794)
           Depreciation                                   -                            -
           Non cash expenses                              370                          370
           (Decrease) Increase in Accounts Payable        -                            -
           (Decrease) Increase in Accrued Expenses        -                            -
           (Increase) Decrease in Other Assets            -                            -
           (Increase) Decrease in Accounts Receivable     -                            -

Net Cash Flows Used for Operating Activities              (1,426.00)                   (1,426.00)

Cash Flows from Investing Activities                      -                            -
           (Purchase) Sale of Fixed Assets                -                            -
           (Purchase) Sale of Note Receivable             -                            -
           (Purchase) Sale of Investment                  -                            -

Net Cash (Used by) From Investing Activities              -                            -

Cash Flows from Financing Activities                      -                            -

Cash Flows from Financing Activities                      -                            -
           Increase (Decrease) in Note Payable            -                            -
           Sale of Common Stock                           -                            -
           Sale of Treasury Stock                         -                            -

Total Cash from (Used by) Financing Activities            -                            -

Increase (Decrease) in Cash                               (1,426.00)                   (1,426.00)

Cash and Cash Equivalents - Beginning of Period           1,500                        1,500

Cash and Cash Equivalents - End of Period                 74                           74

           Common stock in the amount of 3,675,000 shares were issued in exchange for legal services during the period.

                                                          SEE ACCOMPANYING NOTES




                                          FAYBER GROUP, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               1/31/2001
                                              (Unaudited)

                                                          Additional                   Total
                             Common Stock                 Paid - In    Accumulated     Stockholders'
                             # of Shares  Amount          Capital      Deficit         Equity

Issuance of Common Stock     18,675,000   1,868           -
Stock for cash and services
rendered

01/31/01 Net Loss                                                      ($1,794)

Balances at 01/31/01         18,675,000   1,868           -            ($1,794)        74

                                                          SEE ACCOMPANYING NOTES






                                    Fayber Group, Inc.
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS
                                  January 31, 2001

1.  Summary of Significant Accounting Policies

    Development Stage Company

    a) Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 7609 Ralston Road, Arvada, CO 80002.

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

    b) Accounting Method

    The Company records income and expenses on the accrual method.

    Fiscal Year

    The board of directors shall establish the fiscal year of the corporation.

    c) Loss per Share

    Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

    d) Financial Instruments

   Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

    Notes to Financial Statements (continued)

    e) Organization Costs

    Costs to incorporate the Company were expensed as incurred.

    f) Statement of Cash Flows

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    g) Use of Estimates

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could
differ    from those estimates.

    h) Consideration of Other Comprehensive Income Items

    SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the nine month period ended January 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

    i) Stock Basis

    Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.  Stockholders' Equity

    Preferred Stock

As of January 31, 2001, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

     Common Stock

As of January 31, 2001, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.



    Notes to Financial Statements (continued)
3.  Related Party Transactions

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2001 AND CUMULATIVE

The Company has experienced a net operating loss of $1,794 through the third quarter of operation. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

Liquidity and Capital Resources
-------------------------------

The Company had inadequate  cash capital at the end of the period.
The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to arrange for loans or make private placements of stock.

                  PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

    Notes to Financial Statements (continued)

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

Date: March 2, 2001



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                  -----------------------------
                                  BERNARD F. PRACKO, II, President