Form 10KSB
period 2001-04-30
FAYBER GROUP INC
filed 2001-07-24
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2001

                        Commission file number 000-30999

                               FAYBER GROUP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                               85-1542260
        ------                               ----------
(State of incorporation)        (I.R.S. Employer Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.     Yes  X       No
                                                   -----       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenues for its most recent fiscal year.  $0

There were 18,675,000 shares of the Registrant's common stock outstanding as of April 30, 2001.

The aggregate market value of no shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on April 30, 2001.

TABLE OF CONTENTS

PART I

         Item 1.   Description of Business
         Item 2.   Description of Property
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters
         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 8.   Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

PART I

Item 1.  BUSINESS
         --------

         History
         -------

            The Company was formed in April 2000 for the purpose of engaging in any lawful business. Nominal revenues have been achieved. The Company is not profitable. The Company has no successful operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business
         ---------------------------------

         The Company was incorporated under the laws of the State of Nevada on April 17, 2000 and is in the developmental stage. For the period of 2001 through date hereof, the Company had no revenues or business at the date of the report. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

         The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

         It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

         Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in

Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

         The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Nevada law to enter into such a transaction if:

         1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

         3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

            The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 7609 Ralston Road, Arvada, CO 80002. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of April 30, 2001, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                         2001               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *


                         2000               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *

                         1999               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *

* No quotations

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of April 30, 2001, there were 2 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations For year Ended April 30, 2001 as Compared to Year Ended
-----------------------------------------------------------------------------
April 30, 2000
--------------

The Company has experienced $1,527 in expenses for 2001 compared to $675 in 2000. The Company had nominal revenues of $200 in 2001 compared to $0 in 2000. The Company had a loss of ($1,327) in 2001 compared to a loss of ($675) in 2000. The loss per share was nominal in the period in both 2001 and 2000. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at the end of the year of $74. The current assets exceed current liabilities by $134. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-7.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:

          Name         Age       Position                           Term
          ----         ---       --------                           ----
Bernard Pracko, II     56        President and Director             Annual
Gaylen Hansen          50        CFO, Secretary, Treasurer
                                 and Director                       Annual

            Bernard F. Pracko, II, age 56, entered Investment Real Estate Brokerage in 1984 in Arizona where he also held a mortgage broker's license. He worked with Grubb & Ellis Investment Division in Phoenix, Arizona, where he complied and presented investment packages to investors on properties of $2MM to $20MM up to 1986. In 1994, he formed Cypress Mortgage, Inc., the operating dba of Fayber Associates, Inc., operating as President and Director and overseeing loan originators, loan processors, investor relations, officer personnel, company policy making, internet website, internet systems design, financial affairs, negotiations of legal agreements for broker and correspondent investor relationships. He obtain a BA at the University of Colorado in 1970 and an MA from Peach Theological Seminary in 1997. He is a licensed real estate broker in Arizona and Colorado. He is a member of Colorado Association of Mortgage Brokers since 1994. He also serves on the legislative committee of the Colorado Association of Mortgage Brokers.

         Gaylen R. Hansen, age 50, is a partner with the CPA firm of Oatley & Hansen. He is also currently a member and Chairman of the Colorado Securities Board. From 1993 to 1998, he was self-employed as a Certified Public Accountant. From 1987 to 1993, he was a partner with Jerome W. Karsh & Co. From 1983 to 1987, he was a Senior Manager with Price Waterhouse. At Arthur Andersen & Co., from 1976 to 1983, he was an audit manager. His affiliations include the State of Colorado - Securities Board, member and Chairman, American Institute of Certified Public Accountants (AICPA), and Colorado Society of Certified Public Accountants. Mr. Hansen graduated with a Bachelors degree in business administration from California State Polytechic University, Pomona in 1975 and was awarded a Master of Business Administration from California State University, Fullerton in 1977.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company.

Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2001. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended April 30, 2000

                                    Annual Compensation                         Awards
=================================================================================================================================

Name and Principal                                                                                  Securities Underlying
Position                          Salary ($) Bonus ($)     Other                Annual Restricted   Stock Options/SARs(#)
                        Year                               Compensation ($)     Award(s)($)
---------------------------------------------------------------------------------------------------------------------------------

Bernard F. Pracko, II,  2001      0          0             0                       0                      0
President
                        ---------------------------------------------------------------------------------------------------------

                        2000      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------

Gaylen Hansen, CFO,     2001      0          0             0                       0                      0
Secretary, Treasurer,
& Director
                        ---------------------------------------------------------------------------------------------------------

                        2000      0          0             0                       0                      0
=================================================================================================================================


         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- --------------------------

A. Director                       0                 0              0                     0             0
Bernard F. Pracko, II

B. Director                       0                 0              0                     0             0
Gaylen Hansen


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2001, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                         Number of           Percentage of
         Name                               Shares             Class
                                             Owned
--------------------------- ----------------------- ----------------------------
Bernard F. Pracko, II                   15,000,000               81%
M.A. Littman                             3,675,000               19%


Officers and Directors as a group       15,000,000               81%


                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

For information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk Factors - Rule 144 Sales."

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others
---------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits:


                                      INDEX

Regulation
S-K Number               Exhibit                        Page Number
----------               -------                        -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.2               Articles of Amendment              *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.3               Bylaws                             *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAYBER GROUP, INC.
                                            (Registrant)

Date: July 23, 2001
                                            /s/ Bernard F. Pracko, II
                                            ------------------------------------
                                            Bernard F. Pracko, II, President

                               Fayber Group, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 April 30, 2001

                                    CONTENTS




                                                                        Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

BALANCE SHEET                                                            F-2

STATEMENTS OF OPERATIONS                                                 F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENTS OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                        F-6 to F-7

                               Comiskey & Company
                            Professional Corporation
                   Certified Public Accountants & Consultants
                         789 Sherman Street, Suite 440
                                Denver, CO 80203
                             Phone: (303) 830-2255
                              Fax: (303) 830-0876

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Fayber Group, Inc.


We have audited the accompanying balance sheet of Fayber Group, Inc. (a development stage company) as of April 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2001, the initial period ended April 30, 2000, and for the period from inception (April 17, 2000) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fayber Group, Inc. as of April 30, 2001, and the results of its operations and cash flows for the year ended April 30, 2000, the initial period ended April 30, 2000, and for the period from inception (April 17, 2000) to April 30, 2001, in conformity with generally accepted accounting principles.


Denver, Colorado
May 23, 2001
                                                /s/ Comiskey & Co.
                                                PROFESSIONAL CORPORATION

                               Fayber Group, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 April 30, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $  74
                                                                      -----

         TOTAL ASSETS                                                 $  74
                                                                      =====



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  208
                                                                     ------

         Total current liabilities                                      208

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                  -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                  1,868
     Additional paid-in capital                                           -
     Deficit accumulated during the development
         stage                                                       (2,002)
                                                                     -------

                                                                       (134)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  74
                                                                      =====


    The accompanying notes are an integral part of the financial statements
                                      F-2



                               Fayber Group, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                      For the period
                                                      from inception            For the year
                                                    (April 17, 2000) to             ended               Intial period
                                                         April 30,                April 30,               April 30,
                                                           2001                     2001                    2000
                                                           -----                    -----                   ----

REVENUES                                                      $ 200                    $ 200                     $ -

EXPENSES
    Selling, general and administrative                       2,202                    1,527                     675
                                                              ------                   ------                    ---

       Total expenses                                         2,202                    1,527                     675
                                                             ------                   ------                     ---

NET LOSS                                                     (2,002)                  (1,327)                   (675)

Accumulated deficit

    Balance, beginning of period                                  -                     (675)                      -
                                                                 --                     -----                      -

    Balance, end of period                                 $ (2,002)                $ (2,002)                 $ (675)
                                                           =========                =========                 =======

NET LOSS PER SHARE                                 $             (-)                      (-)                     (-)
                                                  ==================              ===========             ===========

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                18,675,000               18,675,000              18,675,000
                                                         ===========              ===========             ==========


    The accompanying notes are an integral part of the financial statements.
                                      F-3



                               Fayber Group, Inc.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Deficit
                                                                                        accumulated
                                             Common stock               Additional       during the          Total
                                       Number of                          paid-in        development     stockholders'
                                        shares           Amount          capital           stage            equity
                                        -------          -------         --------          ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                18,675,000          $ 1,868              $ -              $ -           $ 1,868

Net loss for the period ended
    April 30, 2000                                -                -                -             (675)             (675)

Net loss for the period ended
    April 30, 2001                                -                -                -           (1,327)           (1,327)
                                        -----------         --------             ----         ---------           -------

Balance, April 30, 2001                  18,675,000          $ 1,868              $ -         $ (2,002)           $ (134)
                                        ===========         ========             ====         =========           =======



    The accompanying notes are an integral part of the financial statements.
                                      F-4


                               Fayber Group, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                For the period
                                                                from inception        For the year
                                                              (April 17, 2000) to         ended            Intial period
                                                                  April 30,             April 30,            April 30,
                                                                     2001                 2001                 2000
                                                                     -----                -----                ----

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                           $ (2,002)            $ (1,327)              $ (675)
      Adjustments to reconcile
        net loss to net cash flows
        from operating activities:
             Increase (decrease) in accounts payable                          208                  (99)                 307
                                                                             ----                  ----                 ---

             Net cash flows from operating activities                      (1,794)              (1,426)                (368)

 CASH FLOWS FROM INVESTING ACTIVITIES                                           -                    -                    -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock for expenses paid by shareholders              368                    -                  368
      Issuance of common stock for cash                                     1,500                    -                1,500
                                                                           ------                -----                -----

             Net cash flows from financing activities                       1,868                    -                1,868
                                                                           ------                -----                -----

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                   74               (1,426)               1,500

 CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                     -                1,500                    -
                                                                            -----               ------              -------

 CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                       $  74                 $ 74              $ 1,500
                                                                            =====                =====              =======



    The accompanying notes are an integral part of the financial statements.
                                      F-5

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2001


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Development Stage Company
     Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 234 East Columbine, Suite 300B, Denver, Colorado 80206.

     The Company was formed as a holding company for mortgage broker subsidiaries, which it plans to acquire in the future. The Company has no operations of mortgage broker businesses as of the date of the financial statements. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more mortgage broker businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of possible purchases which require cash. The Company intends to seek opportunities demonstrating the potential of profitable long-term revenues.

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

     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     ------------------------------------------------------

     Consideration of Other Comprehensive Income Items
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception to April 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------

     Preferred Stock
     As of April 30, 2001, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

     Common Stock
     As of April 30, 2001, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

3.   Related Party Transactions
     --------------------------

     As of the date hereof, the President is the owner of 15,000,000 shares of the Company's issued and outstanding common stock, constituting approximately 80.3% of the Company's issued and outstanding common stock. The shares were issued for total cash of $1,500 ($0.0001 per share).

     As of the date hereof, the Company's attorney is the owner of 3,675,000 shares of the Company's issued and outstanding common stock, constituting approximately 19.7% of the Company's issued and outstanding common stock. The shares were issued for expenses paid on behalf of the Company totaling $368 ($0.0001 per share).

     As of the date hereof, Fayber Capital, Inc. paid the Company $200 in consulting fees creating the only revenue for the Company.

     Officers and directors are reimbursed for all out-of-pocket expenses.