Form 10KSB/A
period 2001-04-30
FAYBER GROUP INC
filed 2001-07-26
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

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


State issuer's revenues for its most recent fiscal year.  $200


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
                                                                            =====                =====              =======



    The accompanying notes are an integral part of the financial statements.
                                      F-5

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2001


1.   Summary of Significant Accounting Policies
     ------------------------------------------


     Development Stage Company
     Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 7609 Ralston Road, Arvada, Colorado 80002.


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