Form 10QSB
period 2001-07-31
FAYBER GROUP INC
filed 2001-09-13
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934




For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
  July 31, 2001                                      000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                      85-1542260
--------------------------------                   ------------------
     (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
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

                  18,675,000 common shares as of July 31, 2001





I.   FINANCIAL STATEMENTS


                                          FAYBER GROUP, INC.
                                      Consolidated Balance Sheet
                                            (Unaudited)              as of             as of
                                                                   07/31/01           4/30/01
ASSETS


Cash and cash equivalents                                              $11             $74

        TOTAL ASSETS                                                   $11             $74



LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                   $(1,071)          $(208)

        Total current liabilities                                   (1,071)           (208)


Preferred stock, $.0001 par value; 25,000,000
        shares authorized; no shares issued
        and outstanding                                                  -               -
Common stock, $.0001 par value; 75,000,000
        shares authorized; 18,675,000 shares issued and
        outstanding                                                  1,868           1,868
Additional paid-in capital                                               -               -
Deficit accumulated during the development
        stage                                                       (1,689)         (2,002)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $11             $74



                             SEE ACCOMPANYING NOTES




                                          FAYBER GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three Months ended 07/31/01
                                             (Unaudited)

                                                  For the period
                                                  from inception          For the three         For the three
                                               (April 17, 2000) to        months ended          months ended
                                                    July 31,                July 31,              July 31,
                                                      2001                    2001                  2000

REVENUES                                              $200                    $-                    $-

EXPENSES
        Selling, general and administrative          3,278                     1,076                 1,090

                Total expenses                       3,278                     1,076                 1,090

NET LOSS                                            (3,078)                   (1,076)               (1,090)

Accumulated deficit

        Balance, beginning of period                     -                    (2,002)                 (675)

        Balance, end of period                     $(3,078)                  $(3,078)              $(1,765)

NET LOSS PER SHARE                               $    (NIL)                  $  (NIL)              $  (NIL)

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                       18,675,000                18,675,000            18,675,000




                             SEE ACCOMPANYING NOTES



                                          FAYBER GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                        from inception         For the quarter      For the period
                                                                     (April 17, 2000) to          ended             Quarter Ended
                                                                          July 31,              July 31,             July 31,
                                                                            2001                  2001                 2000

 CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $(3,078)              $(1,076)            $(1,090)
         Adjustments to reconcile
                 net loss to net cash flows
                 from operating activities:
                Increase (decrease) in accounts payable                      1,221                 1,013                (308)

                                 Net cash flows from operating activities   (1,857)                  (63)             (1,398)

 CASH FLOWS FROM INVESTING ACTIVITIES                                            -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock for expenses paid by shareholders            368                     -
         Issuance of common stock for cash                                   1,500                     -                   -

                                 Net cash flows from financing activities    1,868                     -                   -

 NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                                           11                   (63)             (1,398)

 CASH AND CASH EQUIVALENTS,
                 BEGINNING OF PERIOD                                             -                    74               1,500

 CASH AND CASH EQUIVALENTS,
                 END OF PERIOD                                                 $11                   $11                $102

           Common stock in the amount of 3,675,000 shares were issued in exchange for legal services during the period.



                             SEE ACCOMPANYING NOTES




                                          FAYBER GROUP, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               7/31/2001
                                              (Unaudited)

                                                          Additional                   Total
                             Common Stock                 Paid - In    Accumulated     Stockholders'
                             # of Shares  Amount          Capital      Deficit         Equity


Issuance of Common Stock     18,675,000   1,868           -
Stock for cash and services
rendered

07/31/01 Net Loss                                                      ($3,078)

Balances at 07/31/01         18,675,000   1,868           -            ($3,078)        11


                             SEE ACCOMPANYING NOTES

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2001

Managements Representation Concerning Interim Financial Information

The accompanying financial statements have been prepared by Fayber Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2001 AND CUMULATIVE

The Company has experienced a net operating loss of $1,076 resulting from general and administrative expenses, through the first quarter of fiscal 2002, as compared to a ($1,090) loss in the same period in 2000 from general and administrative expenses. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

Liquidity and Capital Resources

The Company had inadequate cash capital at the end of the period for any operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to arrange for loans or make private placements of stock.

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

Reports on Form 8-K made for the  period for which this report is filed:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2001



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President