Form 10QSB
period 2002-01-31
FAYBER GROUP INC
filed 2002-03-04
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
January 31, 2002                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
---------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   7609 Ralston Road, Arvada, CO  80002
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 422-8127


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

                 18,675,000 common shares as of January 31, 2002

I.  FINANCIAL STATEMENTS



                                FAYBER GROUP INC
                           Consolidated Balance Sheet
                                   (Unaudited)
                                        January
                                        31, 2002              April 30, 2001
                                       ------------             -----------------

ASSETS

Current Assets
     Cash & Cash Equivalents           $      70                  $      74
                                        --------                  ---------

TOTAL ASSETS                           $      70                  $      74
                                       =========                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                  $      94                  $     208
     Shareholder Advance                   1,134                          -
                                       ---------                  ---------
          Total Current Liabilities        1,228                        208

Stockholders' Equity
     Preferred stock, $0.0001 par value;
      25,000,000 shares authorized;
      no shares issued and outstanding         -                          -
     Common Stock. $0.0001 par value,
      75,000,000 shares authorized;
      18,675,000 shares issued and
      outstanding                          1,868                      1,868
     Additional paid-in capital                -                          -
     Accumulated Deficit                  (3,026)                    (2,002)
                                       ---------                  ---------

TOTAL STOCKHOLDERS' DEFICIT               (1,158)                      (134)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                  $      70                  $      74
                                       =========                  =========


                             SEE ACCOMPANYING NOTES



                                   FAYBER GROUP INC
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       nine        nine
                    (April 17,   months      months      months      months
                    2000) to     ended       ended       ended       ended
                    January      January     January     January     January
                    31, 2002     31, 2002    31, 2001    31, 2002    31, 2001
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $       345  $        -  $      200  $      145  $      200
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative       3,371           -         229       1,169       1,994
                    -----------  ----------  ----------  ----------  ----------

      Total expenses      3,371           -         229       1,169       1,994
                    -----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)        (3,026)          -         (29)     (1,024)     (1,794)

Accumulated deficit
  Balance, Beginning
  of period                   -      (3,026)     (1,765)     (2,002)          -
                    -----------  ----------  ----------  ----------  ----------

 Balance,
 End of period      $    (3,026) $   (3,026) $   (1,794) $   (3,026) $   (1,794)
                    ===========  ==========  ==========  ==========  ==========
NET LOSS PER SHARE  $      (NIL) $     (NIL)  $    (NIL) $     (NIL) $     (NIL)
                    ===========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING        18,675,000  18,675,000  18,675,000  18,675,000  18,675,000
                    ===========  ==========  ==========  ==========  ==========

                             SEE ACCOMPANYING NOTES
                                     F-2



                                          FAYBER GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                     from inception          For the nine  For the nine
                                     (April 17, 2000) to     months ended  months ended
                                      January 31,            January 31,   January 31,
                                      2002                   2002          2001

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $ (3,026)              $(1,024)            $(1,794)
   Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
    Non cash expenditures                 368                     -                 368
    Increase (decrease) in accounts
           payable                         94                  (114)                  -
                                       ------                ------               ------
   Net cash flows from operating
            activities                 (2,564)               (1,138)             (1,426)

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash      1,500                     -                   -
 Advances from shareholders             1,134                 1,134                   -
                                       ------                ------              ------
  Net cash flows from financing
             activities                 2,634                     -                   -
                                       ------                ------              ------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    70                    (4)             (1,426)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -                    74               1,500
                                       ------                ------               ------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $70                   $70                $ 74
                                      =======                ======               ======
           Common stock in the amount of 3,675,000 shares were issued in exchange for legal services during the period.



                             SEE ACCOMPANYING NOTES




                                          FAYBER GROUP, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           January 31, 2002
                                              (Unaudited)

                                                          Additional                   Total
                             Common Stock                 Paid - In    Accumulated     Stockholders'
                             # of Shares  Amount          Capital      Deficit         Equity


Issuance of Common Stock     18,675,000  $ 1,868           -                          $ 1,868
Stock for cash and services
rendered

Net Loss                                                                (3,026)        (3,026)
                             ----------   ------         ------         --------      --------
Balances at January 31, 2002 18,675,000  $ 1,868           -           ($3,026)       $(1,158)
                             ==========   ======         ======         ========      ========

                             SEE ACCOMPANYING NOTES

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2002

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2002 AND CUMULATIVE

The Company has experienced a net operating loss of ($1,024) resulting from general and administrative expenses, through the first quarter of fiscal 2002, as compared to a ($1,794) loss in the same period in 2001 from general and administrative expenses. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

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

Date: February 28, 2002



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President