Form 10KSB
period 2002-04-30
FAYBER GROUP INC
filed 2002-07-30
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2002

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


State issuer's revenues for its most recent fiscal year.  $145


There were 18,675,000 shares of the Registrant's common stock outstanding as of April 30, 2002.

The aggregate market value of no shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on April 30, 2002.

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

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business
         ---------------------------------

         The Company was incorporated under the laws of the State of Nevada on April 17, 2000 and is in the developmental stage. For the period of 2001 through date hereof, the Company had minimal revenues or business at the date of the report. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

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

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company has filed Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

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

         As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

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

         As of April 30, 2002, the Company was not a party to any legal proceedings.

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

                         2002               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *


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

         As of April 30, 2002, there were 2 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations For year Ended April 30, 2002 as Compared to Year Ended
-----------------------------------------------------------------------------
April 30, 2001
--------------

The Company has experienced $1,486 in expenses for 2002 compared to $1,527 in 2001. The Company had nominal revenues of $145 in 2002 compared to $200 in 2001. The Company had a loss of ($1,341) in 2002 compared to a loss of ($1,327) in 2001. The loss per share was nominal in the period in both 2002 and 2001. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at the end of the year of $10. The current liabilities exceed current assets by $1,475. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private place-ments of stock.


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
-------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:

          Name         Age       Position                           Term
          ----         ---       --------                           ----
Bernard Pracko, II     57        President and Director             Annual
Gaylen Hansen          51        CFO, Secretary, Treasurer
                                 and Director                       Annual

            Bernard F. Pracko, II, age 57, entered Investment Real Estate Brokerage in 1984 in Arizona where he also held a mortgage broker's license. He worked with Grubb & Ellis Investment Division in Phoenix, Arizona, where he complied and presented investment packages to investors on properties of $2MM to $20MM up to 1986. In 1994, he formed Cypress Mortgage, Inc., the operating dba of Fayber Associates, Inc., operating as President and Director and overseeing loan originators, loan processors, investor relations, officer personnel, company policy making, internet website, internet systems design, financial affairs, negotiations of legal agreements for broker and correspondent investor relationships. He obtain a BA at the University of Colorado in 1970 and an MA from Peach Theological Seminary in 1997. He is a licensed real estate broker in Colorado.

         Gaylen R. Hansen, age 51, is a partner with the CPA firm of Gordon Hughes & Banks. He is also currently a member and Chairman of the Colorado Securities Board. From 1993 to 1998, he was self-employed as a Certified Public Accountant. From 1987 to 1993, he was a partner with Jerome W. Karsh & Co. From 1983 to 1987, he was a Senior Manager with Price Waterhouse. At Arthur Andersen & Co., from 1976 to 1983, he was an audit manager. His affiliations include the State of Colorado - Securities Board, member and Chairman, American Institute of Certified Public Accountants (AICPA), and Colorado Society of Certified Public Accountants. Mr. Hansen graduated with a Bachelors degree in business administration from California State Polytechic University, Pomona in 1975 and was awarded a Master of Business Administration from California State University, Fullerton in 1977.

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


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended April 30, 2002

                                    Annual Compensation                         Awards
=================================================================================================================================

Name and Principal                                                                                  Securities Underlying
Position                          Salary ($) Bonus ($)     Other                Annual Restricted   Stock Options/SARs(#)
                        Year                               Compensation ($)     Award(s)($)
----------------------------------------------------------------------------------------------------------------------------------

Bernard F. Pracko, II,  2002      0          0             0                       0                      0
President
                        ---------------------------------------------------------------------------------------------------------

                        2001      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------

                        2000      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------------

Gaylen Hansen, CFO,     2002      0          0             0                       0                      0
Secretary, Treasurer,
& Director
                        ---------------------------------------------------------------------------------------------------------

                        2001      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------

                        2000      0          0             0                       0                      0

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

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------

A. Director                       0                 0              0                     0             0
Bernard F. Pracko, II

B. Director                       0                 0              0                     0             0
Gaylen Hansen


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                         Number of           Percentage of
         Name                               Shares             Class
                                             Owned
-------------------------------------------------------------------------------
Bernard F. Pracko, II                   15,000,000               81%
M.A. Littman                             3,675,000               19%


Officers and Directors as a group       15,000,000               81%


                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

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

Transactions with Management and Others
----------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits:


                                      INDEX

Regulation
S-K Number               Exhibit                        Page Number
-----------              -------                        -----------

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

                                            FAYBER GROUP, INC.
                                            (Registrant)

Date: July 23, 2002
                                            /s/ Bernard F. Pracko, II
                                            ------------------------------------
                                            Bernard F. Pracko, II, President

                               Fayber Group, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 April 30, 2002

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Fayber Group, Inc.


We have audited the accompanying balance sheet of Fayber Group, Inc. (a development stage company) as of April 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2002 and 2001, and for the period from inception (April 17, 2000) to April 30, 2002. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fayber Group, Inc. as of April 30, 2002, and the results of its operations and cash flows for the years ended April 30, 2002 and 2001 and for the period from inception (April 17, 2000) to April 30, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, the Company has negative working capital and a deficit in equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this condition are also discussed in Note 4. These financial statements do not contain any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
May 23, 2002
                                                /s/ Comiskey & Co.
                                                PROFESSIONAL CORPORATION

                               Fayber Group, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 April 30, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $  10
                                                                      -----

         TOTAL ASSETS                                                 $  10
                                                                      =====



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $    -
                                                                     ------

         Total current liabilities                                        -

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                  -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                  1,868
     Additional paid-in capital                                       1,485
     Deficit accumulated during the development
         stage                                                       (3,343)
                                                                     -------

                                                                         10

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  10
                                                                      =====


    The accompanying notes are an integral part of the financial statements
                                      F-2



                               Fayber Group, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                      For the period
                                                      from inception            For the year
                                                    (April 17, 2000) to             ended               For year ended
                                                         April 30,                April 30,               April 30,
                                                           2002                     2002                    2001
                                                           -----                    -----                   ----

REVENUES                                                      $ 345                    $ 145                   $ 200

EXPENSES
    Selling, general and administrative                       3,688                    1,486                   1,527
                                                              ------                   ------                  -----

       Total expenses                                         3,688                    1,486                   1,527
                                                             ------                   ------                   -----

NET LOSS                                                     (3,343)                  (1,341)                 (1,327)

Accumulated deficit

    Balance, beginning of period                                  -                   (2,002)                    675
                                                           --------                 ---------                -------

    Balance, end of period                                 $ (3,343)                $ (3,343)                $(2,002)
                                                           =========                =========                 =======

NET LOSS PER SHARE                                 $             (-)                      (-)                     (-)
                                                  ==================              ===========             ===========

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                18,675,000               18,675,000              18,675,000
                                                         ===========              ===========             ==========


    The accompanying notes are an integral part of the financial statements.
                                       F-3



                               Fayber Group, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Deficit
                                                                                        accumulated
                                             Common stock               Additional       during the          Total
                                              Number of                  paid-in        development     stockholders'
                                        shares           Amount          capital           stage            equity
                                        -------          -------         --------          ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                18,675,000          $ 1,868              $ -              $ -           $ 1,868

Net loss for the period ended
    April 30, 2000                                -                -                -             (675)             (675)

Net loss for the period ended
    April 30, 2001                                -                -                -           (1,327)           (1,327)
                                        -----------         --------             ----         ---------           -------

Balance, April 30, 2001                  18,675,000            1,868                -           (2,002)             (134)

Shareholder Contributed Capital                   -                -            1,485                              1,485

Net loss for the year ended
    April 30, 2002                                -                -                -           (1,341)           (1,341)
                                        -----------         --------             ----         ---------           -------

Balance, April 30, 2002                  18,675,000          $ 1,868           $1,485         $ (3,343)               10
                                        ===========         ========           ======         =========           =======


    The accompanying notes are an integral part of the financial statements.
                                       F-4


                               Fayber Group, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                For the period
                                                                from inception        For the year
                                                              (April 17, 2000) to         ended            Intial period
                                                                  April 30,             April 30,            April 30,
                                                                     2002                 2002                 2001
                                                                     -----                -----                ----

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                           $ (3,343)            $ (1,341)             $(1,327)
      Adjustments to reconcile
        net loss to net cash flows
        from operating activities:
             Increase (decrease) in accounts payable                            -                 (208)                  99
                                                                            -----               -------                 ---

             Net cash flows from operating activities                      (3,343)              (1,549)              (1,426)

 CASH FLOWS FROM INVESTING ACTIVITIES                                           -                    -                    -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Expenses paid by shareholders                                         1,853                1,485                    -
      Issuance of common stock for cash                                     1,500                    -                    -
                                                                           ------                -----                -----

             Net cash flows from financing activities                       3,353                1,485                    -
                                                                           ------                -----                -----

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                   10                  (64)              (1,426)

 CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                     -                   74                1,500
                                                                            -----               ------              -------

 CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                       $  10                 $ 10              $    74
                                                                            =====                =====              =======



    The accompanying notes are an integral part of the financial statements.
                                       F-5

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2002


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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2002



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

2.   Stockholders' Equity
     --------------------

     Preferred Stock
     As of April 30, 2002, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

     Common Stock
     As of April 30, 2002, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

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


4.   Going Concern
     -------------

     The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund the operations of the Company through non-interest bearing advances from existing shareholders, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will available in the future.