Form 10QSB
period 2002-07-31
FAYBER GROUP INC
filed 2002-08-06
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934




For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
  July 31, 2002                                      000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                      85-1542260
---------------------------------                   ------------------
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

                  18,675,000 common shares as of July 31, 2002

I.   FINANCIAL STATEMENTS


                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                 July 31, 2002

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY                                    F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                         (A Development Stage Company)
                                  Balance Sheet
                                 July 31, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $ 10
                                                                        ----

         TOTAL ASSETS                                                   $ 10
                                                                        ====



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $ 1,250
                                                                     -------

         Total current liabilities                                     1,250

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                   -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                   3,353
     Additional paid-in capital                                            -
     Deficit accumulated during the development
         stage                                                        (4,593)
                                                                      -------

                                                                      (1,240)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10
                                                                       ====

    The accompanying notes are an integral part of the financial statements.




                                          FAYBER GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three Months ended 07/31/01
                                             (Unaudited)

                                                  For the period
                                                  from inception          For the three         For the three
                                               (April 17, 2000) to        months ended          months ended
                                                    July 31,                July 31,              July 31,
                                                      2002                    2002                  2001
                                                   -----------            ------------           ----------

REVENUES                                              $345                    $-                    $-

EXPENSES
        Selling, general and administrative          4,938                     1,250                 1,076
                                                -----------               ------------           ----------
                Total expenses                       4,938                     1,250                 1,076

NET LOSS                                            (4,593)                   (1,250)               (1,076)
                                                -----------               ------------           ----------
Accumulated deficit

        Balance, beginning of period                     -                    (3,343)               (2,002)
                                                -----------               ------------           ----------
        Balance, end of period                     $(4,593)                  $(4,593)              $(3,078)
                                                ===========               ============           ==========
NET LOSS PER SHARE                               $    (NIL)                  $  (NIL)              $  (NIL)
                                                ===========               ============           ==========
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                       18,675,000                18,675,000             18,675,000
                                                ===========               ============           ==========



    The accompanying notes are an integral part of the financial statements.




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Deficit
                                                                                          accumulated
                                              Common stock                Additional       during the          Total
                                       Number of                            paid-in        development     stockholders'
                                        shares            Amount           capital           stage            equity
                                        -------           -------          --------          ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868              $ -              $ -          $ 1,868

Net loss for the period ended
    April 30, 2000                                 -                 -                -             (675)            (675)

Net loss for the period ended
    April 30, 2001                                -                 -                -            (1,327)          (1,327)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2001                   18,675,000             1,868                -           (2,002)            (134)

Shareholder contributed
    capital                                        -                 -            1,485                -            1,485

Net loss for the period ended
    April 30, 2002                                -                 -                -            (1,341)          (1,341)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2002                   18,675,000             1,868            1,485           (3,343)              10

Net loss for the quarter ended
     July 31, 2002                                -                 -                -            (1,250)          (1,250)
                                         -----------          --------         --------           -------          -------

Balance, July 31, 2002                   18,675,000           $ 1,868          $ 1,485          $ (4,593)        $ (1,240)
                                         ===========          ========         ========         =========        =========


    The accompanying notes are an integral part of the financial statements



                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS


                                                                For the period
                                                                from inception        For the three        For the three
                                                              (April 17, 2000) to     months ended         months ended
                                                                   July 31,             July 31,             July 31,
                                                                     2002                 2002                 2001
                                                                     -----                -----                ----

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $ (4,593)            $ (1,250)            $ (1,076)
      Adjustments to reconcile
        net loss to net cash flows
        from operating activities:
             Decrease in accounts payable                                  1,250                1,250                 1,013
                                                                         --------               ------               ------

             Net cash flows from operating activities                     (3,343)                   -                  (63)

 CASH FLOWS FROM INVESTING ACTIVITIES                                          -                    -                    -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Expenses paid by shareholders                                        1,853                    -                    -
      Issuance of common stock for cash                                    1,500                    -                    -
                                                                         --------               ------               ------

             Net cash flows from financing activities                      3,353                    -                    -
                                                                         --------               ------               ------

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                  10                    -                  (63)

 CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                    -                   10                   74
                                                                         --------               ------               ------

 CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                       $ 10                 $ 10                 $ 11
                                                                            =====                =====                ====



    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2002



1.   Management's Representation Concerning Interim Financial Information

     The accompanying financial statements have been prepared by Fayber Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2002 AND CUMULATIVE

The Company has experienced a net operating loss of $1,250 resulting from general and administrative expenses, through the first quarter of fiscal 2002, as compared to a ($1,076) loss in the same period in 2001 from general and administrative expenses. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

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

Date: August ____, 2002



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President