Form 10QSB/A
period 2002-07-31
FAYBER GROUP INC
filed 2002-08-28
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A


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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  A.    EXHIBITS:  Exhibit 99.1 & Exhibit 99.2


                  B. REPORTS ON FORM 8-K made for the period for which this report is filed: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 26, 2002




                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President