Form 10QSB
period 2002-10-31
FAYBER GROUP INC
filed 2002-12-16
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
October 31, 2002                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                       7609 Ralston Road, Arvada, CO 80002
                -------------------------------------------------
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

                 18,675,000 common shares as of October 31, 2002

I.  FINANCIAL STATEMENTS


                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                October 31, 2002

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY                                    F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                         (A Development Stage Company)
                                  Balance Sheet
                               October 31, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $ 28
                                                                        ----

         TOTAL ASSETS                                                   $ 28
                                                                        ====



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $     -
                                                                     -------

         Total current liabilities                                         -

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                   -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                   4,653
     Additional paid-in capital                                            -
     Deficit accumulated during the development
         stage                                                        (4,615)
                                                                      -------

                                                                         28

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 28
                                                                       ====

    The accompanying notes are an integral part of the financial statements.

                                          FAYBER GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Three and Six Months ended October 31, 2002
                                             (Unaudited)

                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       six         six
                    (April 17,   months      months      months      months
                    2000) to     ended       ended       ended       ended
                    October      October     October     October     October
                    31, 2002     31, 2002    31, 2001    31, 2002    31, 2001
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $       345  $        -  $      145  $        -  $      145
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative       4,970          32          93       1,282       1,169
                    -----------  ----------  ----------  ----------  ----------

      Total expenses      4,970          32          93       1,282       1,169
                    -----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)        (4,625)        (32)         52      (1,282)     (1,024)

Accumulated deficit
  Balance, Beginning
  of period                   -      (4,593)     (3,078)     (3,343)     (2,002)
                    -----------  ----------  ----------  ----------  ----------

 Balance,
 End of period      $    (4,625) $   (4,625) $   (3,026) $   (4,625) $   (3,026)
                    ===========  ==========  ==========  ==========  ==========
NET LOSS PER SHARE  $      (NIL) $     (NIL)  $    (NIL) $     (NIL) $     (NIL)
                    ===========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING        18,675,000  18,675,000  18,675,000  18,675,000  18,675,000
                    ===========  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of the financial statements.




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Deficit
                                                                          accumulated
                                              Common stock                 during the          Total
                                       Number of                           development     stockholders'
                                        shares            Amount             stage            equity
                                        -------           -------            ------           -------
Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868             $  -            $ 1,868

Net loss for the period ended
    April 30, 2000                                -                 -                (675)            (675)

Net loss for the period ended
    April 30, 2001                                -                 -              (1,327)          (1,327)
                                         -----------          --------            -------          -------

Balance, April 30, 2001                   18,675,000             1,868             (2,002)            (134)

Shareholder contributed
    capital                                        -             1,485                  -            1,485

Net loss for the period ended
    April 30, 2002                                 -                 -             (1,341)          (1,341)
                                          -----------          --------            -------          -------

Balance, April 30, 2002                   18,675,000             3,353             (3,343)              10

Shareholder contributed
    capital                                        -             1,300                  -            1,300

Net loss for the period ended
     October 31, 2002                             -                 -              (1,282)          (1,282)
                                         -----------          --------            -------          -------

Balance, October 31, 2002                18,675,000           $  4,653           $ (4,625)        $     28
                                         ===========          ========          =========        =========


    The accompanying notes are an integral part of the financial statements



                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                     from inception          For the six   For the six
                                     (April 17, 2000) to     months ended  months ended
                                      October 31,            October 31,   October 31,
                                      2002                   2002          2001

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $ (4,625)              $(1,282)            $(1,024)
   Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
    Decrease in accounts payable                                                   (114)
                                       ------                ------               ------
   Net cash flows from operating
            activities                 (4,625)               (1,282)             (1,138)

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash      1,500                     -                   -
 Advances from shareholders             3,153                 1,300               1,134
                                       ------                ------              ------
  Net cash flows from financing
             activities                 4,653                 1,300               1,134
                                       ------                ------              ------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    28                    18                  (4)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -                    10                  74
                                       ------                ------               ------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $28                   $28                $ 70
                                      =======                ======               ======


    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2002



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2002 AND CUMULATIVE

The Company has experienced a net operating loss of ($1,282) resulting from general and administrative expenses, through the second quarter of fiscal 2002, as compared to a ($1,024) loss in the same period in 2001 from general and administrative expenses. There were no significant revenues or operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

Liquidity and Capital Resources

The Company had inadequate cash capital at the end of the period for any operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to arrange for loans or make private placements of stock.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    Reports on Form 8-K made for the period for which this report is filed:

                        8-K filed August 26, 2002
                        8-K filed September 3, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2002



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President

                                CERTIFICATIONS



I, Bernard F. Pracko, II, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fayber Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented   in   this   quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 13, 2002                 FAYBER GROUP, INC.


                                        By: /s/ Bernard F. Pracko, II
                                            ------------------------------------
                                            Bernard F. Pracko, II