Form 10QSB
period 2003-01-31
FAYBER GROUP INC
filed 2003-02-26
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
January 31, 2003                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
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

                 18,675,000 common shares as of January 31, 2003

I.  FINANCIAL STATEMENTS


                                FAYBER GROUP INC
                                 Balance Sheets
                                   (Unaudited)

                                        January
                                        31, 2003                April 30, 2002
                                       ------------             ----------------

ASSETS

Current Assets
     Cash & Cash Equivalents           $       -                  $      74
                                        --------                  ---------

TOTAL ASSETS                           $       -                  $      74
                                       =========                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Shareholder Advance               $       -                      1,485
                                       ---------                  ---------
          Total Current Liabilities            -                      1,485

Stockholders' Equity
     Preferred stock, $0.0001 par value;
      25,000,000 shares authorized;
      no shares issued and outstanding         -                          -
     Common Stock. $0.0001 par value,
      75,000,000 shares authorized;
      18,675,000 shares issued and
      outstanding                          4,653                      1,868
     Additional paid-in capital                -                          -
     Accumulated Deficit                  (4,653)                    (3,343)
                                       ---------                  ---------

TOTAL STOCKHOLDERS' DEFICIT                    -                     (1,475)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                  $       -                  $      10
                                       =========                  =========


                             SEE ACCOMPANYING NOTES

                                   FAYBER GROUP INC
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       nine        nine
                    (April 17,   months      months      months      months
                    2000) to     ended       ended       ended       ended
                    January      January     January     January     January
                    31, 2003     31, 2003    31, 2002    31, 2003    31, 2002
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $       345  $        -  $        -  $        -  $      145
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative       4,998          28           -       1,310       1,169
                    -----------  ----------  ----------  ----------  ----------

      Total expenses      4,998          28           -       1,310       1,169
                    -----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)        (4,653)          -           -      (1,310)     (1,024)

Accumulated deficit
  Balance, Beginning
  of period                   -      (4,625)     (3,026)     (3,343)     (2,002)
                    -----------  ----------  ----------  ----------  ----------

 Balance,
 End of period      $    (4,653) $   (4,653) $   (3,026) $   (4,653) $   (3,026)
                    ===========  ==========  ==========  ==========  ==========
NET LOSS PER SHARE  $      (NIL) $     (NIL)  $    (NIL) $     (NIL) $     (NIL)
                    ===========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING        18,675,000  18,675,000  18,675,000  18,675,000  18,675,000
                    ===========  ==========  ==========  ==========  ==========

                             SEE ACCOMPANYING NOTES
                                     F-2



                                          FAYBER GROUP, INC.
                                     STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                     from inception          For the nine  For the nine
                                     (April 17, 2000) to     months ended  months ended
                                      January 31,            January 31,   January 31,
                                      2003                   2003          2002

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $ (4,653)              $(1,310)            $(1,024)
   Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
    Non cash expenditures                   -                     -                   -
    Increase (decrease) in accounts
           payable                          -                     -                (114)
                                       ------                ------               ------
   Net cash flows from operating
            activities                 (2,564)               (1,310)             (1,138)

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash      1,500                     -                   -
 Advances from shareholders             3,153                 1,300               1,134
                                       ------                ------              ------
  Net cash flows from financing
             activities                 4,653                     -                   -
                                       ------                ------              ------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     -                   (10)                 (4)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -                    10                  74
                                       ------                ------               ------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $ -                   $ -                $ 70
                                      =======                ======               ======


                             SEE ACCOMPANYING NOTES
                                      F-3






                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                             Deficit
                                                                           accumulated
                                               Common stock                 during the          Total
                                        Number of                           development     stockholders'
                                        shares            Amount             stage             equity
                                        -------           -------            ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868             $ -          $ 1,868

Net loss for the period ended
    April 30, 2000                                 -                 -             (675)            (675)

Net loss for the period ended
    April 30, 2001                                -                 -             (1,327)          (1,327)
                                         -----------          --------            -------          -------

Balance, April 30, 2001                   18,675,000             1,868            (2,002)            (134)

Shareholder contributed
    capital                                        -             1,485                  -            1,485

Net loss for the period ended
    April 30, 2002                                -                 -              (1,341)          (1,341)
                                         -----------          --------             -------          -------

Balance, April 30, 2002                   18,675,000             3,353             (3,343)              10

Shareholder contributed
    capital                                        -             1,300                  -            1,300

Net loss for the period ended
     January 31, 2003                              -                -              (1,310)          (1,310)
                                         -----------          --------             -------          -------

Balance, January 31, 2003                18,675,000           $  4,653           $ (4,653)        $      -
                                         ===========          ========           =========        =========


                             SEE ACCOMPANYING NOTES
                                      F-4

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2003

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2003 AND CUMULATIVE

The Company has experienced a net operating loss of ($1,310) resulting from general and administrative expenses, through the third quarter of fiscal 2003, as compared to a ($1,138) loss in the same period in 2002 from general and administrative expenses. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

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

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exibits:  99.14 and 99.14a

                  Reports on 8-K:  Reports on Form 8-K made for the  period for which this report is filed:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 25, 2003



                                    FAYBER GROUP, INC.


                                    /s/ BERNARD F. PRACKO, II
                                    -----------------------------
                                    BERNARD F. PRACKO, II, President

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fayber Group, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Bernard F. Pracko, II, President, CEO, and CFO of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

        (1) The Report fully complies with the requirements of Sction 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Bernard F. Pracko, II
                                        --------------------------------
                                        Bernard F. Pracko, II, President/CEO/CFO

Dated:  2/26/03

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fayber Group, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Wesley F. Whiting, Secretary/Treasurer of the company, certify, pursuant to 18 USC Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

        (1) The Report fully complies with the requirements of Sction 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Wesley F. Whiting
                                        --------------------------------
                                        Wesley F. Whiting, Secretary/Treasurer

Dated:  2/26/03