Form 10KSB
period 2003-04-30
FAYBER GROUP INC
filed 2004-01-27
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2003

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


There were 18,675,000 shares of the Registrant's common stock outstanding as of April 30, 2003.

The aggregate market value of no shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on April 30, 2003.

                               TABLE OF CONTENTS

                                     PART I

         Item 1.  Description of Business
         Item 2.  Description of Property
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

                                    PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters
         Item 6.  Management's Discussion and Analysis or Plan of Operation
         Item 7.  Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         Item 8A. Controls and Procedures

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K
         Item 14. Principal Accountant Fees and Services

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

         As of April 30, 2003, the Company was not a party to any legal proceedings.

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

                         2003               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *


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

         As of April 30, 2003, there were 2 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations For year Ended April 30, 2003 as Compared to Year Ended
-----------------------------------------------------------------------------
April 30, 2002
--------------

The Company has experienced $1,531 in expenses for 2003 compared to $1,486 in 2002. The Company had revenues of $0 in 2003 compared to $145 in 2002. The Company had a loss of ($1,531) in 2003 compared to a loss of ($1,341) in 2002. The loss per share was $0 in the period in both 2003 and 2002. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at the end of the year of $0. The current liabilities exceed current assets by $110. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private place-ments of stock.


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
-------------

The directors and executive officers of the Company as of April 30, 2003, are as follows:

          Name         Age       Position                           Term
          ----         ---       --------                           ----
Wesley F. Whiting      71        Secretary and Director             Annual


Wesley Whiting, age 71, Secretary, Treasurer, and Director of the Company since 2003. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88), an oil and gas exploration company, and President, vice presi-dent, and director of NELX, Inc. (1994-1998), engaged in real estate development and attempts at technology development, and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Produc-tion, Inc. (1997-1998), an oil and gas exploration company. He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998, a company in reorganization with-out business. Dynadapt attempted to develop web site software solutions and is inactive. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date), both of which are private holding companies for stock investments. He is director and Vice President of Utilitec, Inc, 1999 to date. It has sought to be an environmental remediation business. He was president of Premium Enterprises, Inc. October, 2002 to Decem-ber 30, 2002 and was a director of Premium Enterprises, Inc. from October 2002 to June 2003. Premium Enterprises is engaged in the "text to multimedia conver-sion" business.

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


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2003. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended April 30, 2003

                                    Annual Compensation                         Awards
=================================================================================================================================

Name and Principal                                                                                  Securities Underlying
Position                          Salary ($) Bonus ($)     Other                Annual Restricted   Stock Options/SARs(#)
                        Year                               Compensation ($)     Award(s)($)
----------------------------------------------------------------------------------------------------------------------------------

Wesley F. Whiting,      2003      0          0             0                       0                      0
Secretary               ---------------------------------------------------------------------------------------------------------
                        2002      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2001      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------------

Bernard Pracko,         2003      0          0             0                       0                      0
President               ---------------------------------------------------------------------------------------------------------
(Resigned 2003)         2002      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2001      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------------
Gaylen Hansen,          2003      0          0             0                       0                      0
(Resigned 2002)         ---------------------------------------------------------------------------------------------------------
                        2002      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2001      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------------

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

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------

A. Director                       0                 0              0                     0             0
Wesley F. Whiting


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2003, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                         Number of           Percentage of
         Name                               Shares             Class
                                             Owned
-------------------------------------------------------------------------------
Bernard F. Pracko, II                   15,000,000               81%
M.A. Littman                             3,675,000               19%


Officers and Directors as a group       0                        0%


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

                                            FAYBER GROUP, INC.
                                            (Registrant)

Date: January ____, 2004
                                            /s/ Wesley F. Whiting
                                            ------------------------------------
                                            Wesley F. Whiting, Secretary

                               Fayber Group, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 April 30, 2003

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

STATEMENTS OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 to F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Fayber Group, Inc.


We have audited the accompanying balance sheet of Fayber Group, Inc. (a development stage company) as of April 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2003 and 2002, and for the period from inception (April 17, 2000) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fayber Group, Inc. as of April 30, 2003, and the results of its operations and cash flows for the years ended April 30, 2003 and 2002, and for the period from inception (April 17, 2000) to April 30, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, the Company has negative working capital and a deficit in equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this condition are also discussed in Note 5. These financial statements do not contain any adjustments which might be necessary if the Company is unable to continue.



/s/ Comiskey & Co.
Denver, Colorado
December 26, 2003

                                                 PROFESSIONAL CORPORATION

                               Fayber Group, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 April 30, 2003



     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $ -
                                                                         ---

         TOTAL ASSETS                                                    $ -
                                                                         ===



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $ 110

         Total current liabilities                                        110

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                    -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                    1,868
     Additional paid-in capital                                         2,896
     Deficit accumulated during the development
         stage                                                         (4,874)
                                                                       -------

         Total stockholder's equity                                      (110)
                                                               ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ -
                                                               ===============


    The accompanying notes are an integral part of the financial statements.



                                               Fayber Group, Inc.
                                         (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS


                                                      For the period
                                                      from inception            For the year             For the year
                                                    (April 17, 2000) to             ended                   ended
                                                         April 30,                April 30,               April 30,
                                                           2003                     2003                    2002
                                                       -----------              -----------             -----------
REVENUES                                                    $ 345                      $ -                   $ 145

EXPENSES
    Selling, general and administrative                     5,219                    1,531                   1,486
                                                       -----------              -----------             -----------

       Total expenses                                       5,219                    1,531                   1,486
                                                       -----------              -----------             -----------

NET LOSS                                                   (4,874)                  (1,531)                 (1,341)

    Accumulated deficit

    Balance, beginning of period                                -                   (3,343)                 (2,002)
                                                       -----------              -----------             -----------

    Balance, end of period                               $ (4,874)                $ (4,874)               $ (3,343)
                                                       ===========              ===========             ===========

NET LOSS PER SHARE                                         $ (NIL)                  $ (NIL)                 $ (NIL)
                                                       -----------              -----------             -----------
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                              18,675,000               18,675,000              18,675,000
                                                       ===========              ===========             ===========


    The accompanying notes are an integral part of the financial statements.



                                               Fayber Group, Inc.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                                                                        accumulated
                                              Common stock              Additional       during the          Total
                                       Number of                          paid-in        development     stockholders'
                                        shares           Amount          capital           stage            equity
                                       -----------      --------         --------        ---------         --------
Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                18,675,000          $ 1,868             $ -               $ -           $ 1,868

Net loss for the period ended
    April 30, 2000                               -                -                -              (675)             (675)

Net loss for the year ended
    April 30, 2001                               -                -                -            (1,327)           (1,327)
                                        -----------         --------         --------         ---------           -------

Balance, April 30, 2001                  18,675,000            1,868               -            (2,002)             (134)

Additional Paid In Capital                                                      1,485                              1,485

Net loss for the year ended
    April 30, 2002                               -                -                -            (1,341)           (1,341)
                                        -----------         --------         --------         ---------           -------

Balance, April 30, 2002                  18,675,000            1,868            1,485           (3,343)               10

Additional Paid In Capital                                                      1,411                              1,411

Net loss for the year ended
    April 30, 2003                               -                -                -            (1,531)           (1,531)
                                        -----------         --------         --------         ---------           -------

Balance, April 30, 2003                 18,675,000          $ 1,868          $ 2,896          $ (4,874)           $ (110)
                                        ===========         ========         ========         =========           =======


    The accompanying notes are an integral part of the financial statements.



                                               Fayber Group, Inc.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS


                                                                   For the period
                                                                  from inception      For the year   For the year
                                                                (April 17, 2000) to      ended          ended
                                                                     April 30,         April 30,      April 30,
                                                                       2003              2003           2002
                                                                      ------            ------         ------

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                 $ (4,874)             $ (1,531)       $ (1,341)
      Adjustments to reconcile
        net loss to net cash flows
        from operating activities:
             Increase (decrease) in accounts payable                110                   110            (208)
                                                                  ------                ------         ------

              Net cash flows from operating activities           (4,764)               (1,421)         (1,549)

 CASH FLOWS FROM INVESTING ACTIVITIES                                 -                     -               -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock for cash                           1,868                     -               -
      Additional paid in capital                                  2,896                 1,412           1,485
                                                                  ------                ------         ------

              Net cash flows from financing activities            4,764                 1,412           1,485
                                                                  ------                ------         ------

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                          -                   (10)           (64)

 CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                           -                    10              74
                                                                  ------                ------         ------

 CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                               $ -                   $ -            $ 10
                                                                  ======                ======          =====


    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Company
     Fayber Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 7609 Ralston Road, Arvada CO 80002.

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

     Fiscal Year The fiscal year is April 30.

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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Consideration of Other Comprehensive Income Items
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception to April 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
     Preferred Stock
     As of April 30, 2003, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

     Common Stock
     As of April 30, 2003, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

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

4.   Income Taxes
     ------------
        The tax benefit of approximately $789 related to deductible temporary differences and operating loss carry forwards has been offset by a full allowance for realization.

5.   Going Concern
     -------------
     The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.



    The accompanying notes are an integral part of the financial statements.