Form 10QSB
period 2003-07-31
FAYBER GROUP INC
filed 2004-02-06
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934




For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
  July 31, 2003                                      000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                      85-1542260
---------------------------------                   ------------------
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

                  18,675,000 common shares as of July 31, 2003

ITEM 1.   FINANCIAL STATEMENTS


                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                 July 31, 2003

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                          F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET
                                 July 31, 2003


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $ -
                                                                         ----

         TOTAL ASSETS                                                    $ -
                                                                         ====



     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                  $ 115
                                                                      -------

         Total current liabilities                                       115

STOCKHOLDERS' DEFICIT
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                   -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                   1,868
     Additional paid-in capital                                        2,896
     Deficit accumulated during the development
         stage                                                        (4,879)
                                                                      -------

         Total stockholders' deficit                                  ($115)

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  -
                                                                       ====

    The accompanying notes are an integral part of the financial statements.




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS

                                                  For the period
                                                  from inception          For the three         For the three
                                               (April 17, 2000) to        months ended          months ended
                                                    July 31,                July 31,              July 31,
                                                      2003                    2003                  2002
                                                   -----------            ------------           ----------

REVENUES                                              $345                    $-                    $-

EXPENSES
        Selling, general and administrative          5,224                         5                 1,250
                                                -----------               ------------           ----------
                Total expenses                       5,224                         5                 1,250

NET LOSS                                            (4,879)                       (5)               (1,250)
                                                -----------               ------------           ----------
Accumulated deficit

        Balance, beginning of period                     -                    (4,874)               (3,343)
                                                -----------               ------------           ----------
        Balance, end of period                     $(4,879)                  $(4,879)              $(4,593)
                                                ===========               ============           ==========
NET LOSS PER SHARE                               $    (NIL)                  $  (NIL)              $  (NIL)
                                                ===========               ============           ==========
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                       18,675,000                18,675,000             18,675,000
                                                ===========               ============           ==========



    The accompanying notes are an integral part of the financial statements.




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                     STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                                                            Deficit
                                                                                          accumulated
                                              Common stock                Additional       during the          Total
                                       Number of                            paid-in        development     stockholders'
                                        shares            Amount           capital           stage       equity (deficit)
                                        -------           -------          --------          ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868              $ -              $ -          $ 1,868

Net loss for the period ended
    April 30, 2000                                 -                 -                -             (675)            (675)

Net loss for the period ended
    April 30, 2001                                -                 -                -            (1,327)          (1,327)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2001                   18,675,000             1,868                -           (2,002)            (134)

Additional Paid In Capital                         -                 -            1,485                -            1,485

Net loss for the year ended
    April 30, 2002                                -                 -                -            (1,341)          (1,341)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2002                   18,675,000             1,868            1,485           (3,343)              10

Additional Paid In Capital                                                        1,411                             1,411

Net loss for the year ended
    April 30, 2003                                 -                 -                -           (1,531)          (1,531)
                                         -----------          --------         --------           -------          -------
Balance, April 30, 2003                  18,675,000             1,868            2,896            (4,874)            (110)

Net loss for the three months
     ended July 31, 2003                          -                 -                -                (5)              (5)
                                         -----------          --------         --------           -------          -------

Balance, July 31, 2003                   18,675,000           $ 1,868          $ 2,896          $ (4,879)        $   (115)
                                         ===========          ========         ========         =========        =========


    The accompanying notes are an integral part of the financial statements



                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS


                                                                For the period
                                                                from inception        For the three        For the three
                                                              (April 17, 2000) to     months ended         months ended
                                                                   July 31,             July 31,             July 31,
                                                                     2003                 2003                 2002
                                                                     -----                -----                ----

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $ (4,879)            $     (5)            $ (1,250)
      Adjustments to reconcile
        net loss to net cash flows
        from operating activities:
             Increase in accounts payable                                    115                    5                 1,250
                                                                         --------               ------               ------

             Net cash flows from operating activities                     (4,764)                   -                    -

 CASH FLOWS FROM INVESTING ACTIVITIES                                          -                    -                    -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuanc of common stock for cash                                     1,868                    -                    -
      Additional paid in capital                                           2,896                    -                    -
                                                                         --------               ------               ------

             Net cash flows from financing activities                      4,764                    -                    -
                                                                         --------               ------               ------

 NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                   -                    -                    -

 CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                                    -                    -                   10
                                                                         --------               ------               ------

 CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                                       $  -                 $  -                 $ 10
                                                                            =====                =====                ====



    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2003



1.   Management's Representation Concerning Interim Financial Information

     The accompanying financial statements have been prepared by Fayber Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2003 COMPARED TO SAME PERIOD IN 2002

The Company has experienced a net operating loss of ($5) resulting from general and administrative expenses, in the first quarter of fiscal 2003, as compared to a loss of ($1,250) in the same period in 2002. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation. Loss per share was nominal for the periods in 2002 and 2003.

Liquidity and Capital Resources

The Company had inadequate cash capital at the end of the period for any operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to arrange for loans or make private placements of stock.


ITEM 3.  CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None


ITEM 2.           CHANGES IN SECURITIES

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  A.    EXHIBITS:  Exhibit 31  Sarbanes-Oxley Certification
                                   Exhibit 32  Sarbanes-Oxley Certification


                  B. REPORTS ON FORM 8-K made for the period for which this report is filed: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 4, 2004




                                    FAYBER GROUP, INC.


                                    /s/ Wesley F. Whiting
                                    -----------------------------
                                    Wesley F. Whiting, Secretary