Form 10QSB
period 2003-10-31
FAYBER GROUP INC
filed 2004-02-06
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
October 31, 2003                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
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

                 18,675,000 common shares as of October 31, 2003

ITEM 1.  FINANCIAL STATEMENTS


                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                October 31, 2003

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                          F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                October 31, 2003


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $  -
                                                                        ----

         TOTAL ASSETS                                                   $  -
                                                                        ====



     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                $   120
                                                                     -------

         Total current liabilities                                       120

STOCKHOLDERS' DEFICIT
     Preferred stock, $.0001 par value; 25,000,000
         shares authorized; no shares issued
         and outstanding                                                   -
     Common stock, $.0001 par value; 75,000,000
         shares authorized; 18,675,000 shares issued and
         outstanding                                                   1,868
     Additional paid-in capital                                        2,896
     Deficit accumulated during the development
         stage                                                        (4,884)
                                                                      -------

                                                                       (120)

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  -
                                                                       ====

    The accompanying notes are an integral part of the financial statements.

                                          FAYBER GROUP, INC.
                                    (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS


                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       six         six
                    (April 17,   months      months      months      months
                    2000) to     ended       ended       ended       ended
                    October      October     October     October     October
                    31, 2002     31, 2003    31, 2002    31, 2003    31, 2002
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $       345  $        -  $        -  $        -  $        -
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative       5,229           5          32          10       1,282
                    -----------  ----------  ----------  ----------  ----------

      Total expenses      5,229           5          32          10       1,282
                    -----------  ----------  ----------  ----------  ----------

NET LOSS                 (4,884)         (5)        (32)        (10)     (1,282)

Accumulated deficit
  Balance, Beginning
  of period                   -      (4,879)     (4,593)     (4,874)     (3,343)
                    -----------  ----------  ----------  ----------  ----------

 Balance,
 End of period      $    (4,884) $   (4,884) $   (4,625) $   (4,884) $   (4,625)
                    ===========  ==========  ==========  ==========  ==========
NET LOSS PER SHARE  $      (NIL) $     (NIL)  $    (NIL) $     (NIL) $     (NIL)
                    ===========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING        18,675,000  18,675,000  18,675,000  18,675,000  18,675,000
                    ===========  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of the financial statements.




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                Deficit
                                                                                             accumulated
                                              Common stock                  Additional        during the          Total
                                       Number of                            paid-in          development        stockholders'
                                        shares              Amount           capital             stage        equity (deficit)
                                        -------             -------         ----------           ------           -------
Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868             $  -         $    -            $ 1,868

Net loss for the period ended
    April 30, 2000                                -                 -                 -           (675)              (675)

Net loss for the period ended
    April 30, 2001                                -                 -                 -         (1,327)            (1,327)
                                         -----------          --------            -------       -------          ---------

Balance, April 30, 2001                   18,675,000             1,868                -         (2,002)              (134)

Additional Paid In Capital                         -                 -              1,485                           1,485

Net loss for the year ended
    April 30, 2002                                 -                 -                -         (1,341)            (1,341)
                                          -----------          --------            -------      -------          ---------

Balance, April 30, 2002                   18,675,000             1,868              1,485       (3,343)                10

Additional Paid In Capital                         -                                1,411                           1,411

Net loss for the year ended
     April 30, 2003                               -                 -                   -       (1,531)            (1,531)
                                         -----------          --------            -------       -------          ---------

Balance, April 30, 2003                  18,675,000              1,868              2,896       (4,874)              (110)

Net loss for the six months
     ended October 31, 2003                       -                 -                   -          (10)               (10)
                                         -----------          --------            -------        -------         ---------

Balance, October 31, 2003                18,675,000              1,868              2,896       (4,884)              (120)
                                         ===========          ========          =========      =========         =========


    The accompanying notes are an integral part of the financial statements



                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                     from inception          For the six   For the six
                                     (April 17, 2000) to     months ended  months ended
                                      October 31,            October 31,   October 31,
                                      2003                   2003          2002

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $ (4,884)              $   (10)            $(1,282)
   Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
    Increase in accounts payable          120                    10                   -
                                       ------                ------               ------
   Net cash flows from operating
            activities                 (4,764)                    -              (1,282)

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash      1,868
 Advances from shareholders             2,896                     -               1,300
                                       ------                ------              ------
  Net cash flows from financing
             activities                 4,764                     -               1,300
                                       ------                ------              ------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     -                     -                  18

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -                     -                  10
                                       ------                ------               ------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $ -                   $ -                $ 28
                                      =======                ======               ======


    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2003



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO SAME PERIOD IN 2002

The Company experienced a net loss of ($5) from miscellaneous expenses in the period in 2003 compared to ($32) in the same period in 2002. Loss per share for the period was nominal in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO SAME PERIOD IN 2002

The Company has experienced a net operating loss of ($10) resulting from general and administrative expenses, for the second quarter of fiscal 2003, as compared to a ($1,282) loss in the same period in 2002 from general and administrative expenses. There were no significant revenues or operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation. Loss per share was nominal for the period in 2002 and 2003.

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

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    Exhibits:  Exhibit 31  Sarbanes-Oxley Certification
                               Exhibit 32  Sarbanes-Oxley Certification

                    Reports on Form 8-K made for the period for which this report is filed: None

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