Form 10KSB
period 2004-04-30
FAYBER GROUP INC
filed 2005-04-21
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2004

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


There were 16,675,000 shares of the Registrant's common stock outstanding as of April 30, 2004.

The   aggregate   market  value  of  shares  of  voting  common  stock  held  by nonaffiliates of the Registrant was $0 on April 30, 2004.

                               TABLE OF CONTENTS

                                     PART I

         Item 1.  Description of Business
         Item 2.  Description of Property
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

                                    PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters
         Item 6.  Management's Discussion and Analysis or Plan of Operation
         Item 7.  Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         Item 8A. Controls and Procedures
         Item 8B. Other Information

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits
         Item 14. Principal Accountant Fees and Services

                                   SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

         History

            The Company was formed in April 2000 for the purpose of engaging in any lawful business only. Nominal revenues have been achieved. The Company is notprofitable. The Company has no successful operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements," Item 7 below.

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


Item 2.  DESCRIPTION OF PROPERTY

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

         As of April 30, 2004, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                         2004               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *
                   Fourth quarter            *             *


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

         As of April 30, 2004, there were 2 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------

Results of Operations For year Ended April 30, 2004 as Compared to Year Ended
-----------------------------------------------------------------------------
April 30, 2003
--------------

The Company has experienced $10 in expenses for 2004 compared to $1,531 in 2003. The Company had no revenues in 2004 or in 2003. The Company had a loss of ($10) in 2004 compared to a loss of ($1,341) in 2003. The loss per share was nominal in the period in both 2004 and 2003. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at the end of the year of $0. The current liabilities exceed current assets by $120. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private place-ments of stock.

GOING CONCERN

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


NEED FOR ADDITIONAL FINANCING

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any addition-al funds will be available to the Company to allow it to cover expenses as they may be incurred.

        In the event the Company's cash assets and other prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

        The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

        The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.


Item 7.  Financial Statements
         --------------------

         Please refer to pages F-1 through F-7.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification. The auditor did assert the "going concern" qualification in his Report for year ended April 30, 2004.


Item 8A.  Controls and Procedures
          -----------------------

        The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

        Wesley F. Whiting, who serves as the Company's Secretary/Treasurer, after evaluating the effectiveness of the Company's disclosure controls and pro-cedures as defined in Exchange Act Rules 13a-14(c) as of April 30, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that materialinformation relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that infor-mation required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


Item 8B.  Other Information
          -----------------

        None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The directors and executive officers of the Company as of April 30, 2004, are as follows:

          Name         Age       Position                           Term
          ----         ---       --------                           ----
Wesley F. Whiting      72        Secretary/Treasurer                Annual


Wesley Whiting, age 72, Secretary/Treasurer of the Company since 2002. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88), an oiland gas exploration company, and President, vice president, and director of NELX, Inc. (1994-1998), engaged in real estate development and attempts at technology development, and was vice president and director of Inter -mountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998), an oil and gas exploration company. He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998, a company in reorganization without business. Dynadapt attempted to develop web site software solutions and is inactive. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date), both of which are private holding companies for stock investments. He was director and Vice President of Utilitec, Inc, 1999 to 2003. It sought to be an environmental remediation busi-ness. He was president of Premium Enterprises, Inc. October, 2002 to December 30, 2002 and was a director of Premium Enterprises, Inc. from October 2002 to June 2003. Premium Enterprises is engaged in the "text to multimedia conversion" business. He was appointed President and Director of Houston Operating Company in late 2004 serving until December 2004. He was elected as a Director of Mind2Market, Inc. with the term commencing January 1, 2005.

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

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. No report about filings is contained herein.


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2004. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended April 30, 2004

                                    Annual Compensation                         Awards
=================================================================================================================================

Name and Principal                                                                                  Securities Underlying
Position                          Salary ($) Bonus ($)     Other                Annual Restricted   Stock Options/SARs(#)
                        Year                               Compensation ($)     Award(s)($)
----------------------------------------------------------------------------------------------------------------------------------

Wesley F. Whiting,      2004      0          0             0                       0                      0
Secretary/Treasurer     ---------------------------------------------------------------------------------------------------------
                        2003      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2002      0          0             0                       0                      0
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

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------
A. Wesley F. Whiting              0                 0              0                     0             0



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2004, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and as to the beneficial ownership of the officers and directors.

                                         Number of           Percentage of
         Name                               Shares             Class
                                             Owned
-------------------------------------------------------------------------------
Bernard F. Pracko, II                   15,000,000               81%
M.A. Littman                             3,675,000               19%
Wesley F. Whiting                                0                0%

Officers and Directors as a group                0                0%


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


Item 13. Exhibits
         --------

                  The following documents are filed as part of this report:

                  Exhibit 31 Sarbanes Oxley Certification

                  Exhibit 32 Sarbanes Oxley Certification

                                      INDEX

Regulation
S-K Number               Exhibit                        Page Number
-----------              -------                        -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.2               Articles of Amendment              *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.3               Bylaws                             *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

31                Sarbanes Oxley Certification (302)

32                Sarbanes Oxley Certification (906)


Item 14.  Principal Accountant Fees and Services

       General. Larry O'Donnell, CPA, PC ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintain-ing O'Donnell's independence.

AUDIT FEES

     The aggregate fees billed by Larry O'Donnell, CPA, PC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSBs or services that are norm-ally provided in connection with statutory and regulatory filings were $2,500 for fiscal year 2004.

     The aggregate fees billed Larry O'Donnell, CPA, PC for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2004 and 2003.

ALL OTHER FEES

     In fiscal 2004 and 2003, Larry O'Donnell, CPA, PC fees billed for other services were $0.

        All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAYBER GROUP, INC.
                                            (Registrant)

Date: April 20, 2005
                                            /s/ Wesley F. Whiting
                                            ------------------------------------
                                            Wesley F. Whiting, Secretary

                               Fayber Group, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 April 30, 2004

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

STATEMENTS OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-4

STATEMENTS OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 to F-7

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fayber Group, Inc.


I have audited the accompanying balance sheet of Fayber Group, Inc. as of April 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period from inception (April 17, 2000) to April 30, 2004.. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fayber Group, Inc., as of April 30, 2004, and the results of its operations and cash flows for the year then ended, and the period from inception (April 17, 2000) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has negative working capital and a deficiency in equity. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell, CPA, P.C.
April 14, 2005

                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 April 30, 2004

    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $ -
                                                                ---------------
        TOTAL ASSETS                                                    $ -
                                                                ===============


    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                  $ 120
                                                                ---------------
        TOTAL CURRENT LIABILITIES                                       120

STOCKHOLDERS' DEFICIT
    Preferred stock. $0.0001 par value; 25,000,000
        shares authorized; no shares issued
        and outstanding                                                   -
    Common stock, $0.0001 par value; 75,000,000
        shares authorized; 16,675,000 shares issued
        and outstanding                                               1,868
    Additional paid-in capital                                        2,896
    Deficit accumulated during the development stage                 (4,884)
                                                                ---------------
                                                                       (120)

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ -
                                                                ===============


    The accompanying notes are an integral part of the financial statements


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                                                                                    For the
                                                                                    period from
                              For the                       For the                 inception
                              year                          year                    (April 17,
                              ended                         ended                   2000) to
                              April                         April                   April
                              30, 2004                      30, 2003                30, 2004
                              ----------------              ----------------        -----------------
REVENUES                                 $ -                            $ -                  $ 345
                              ----------------              ----------------        -----------------

EXPENSES
  Selling, general and
     administrative                       10                          1,531                  5,229
                              ----------------              ----------------        -----------------

        Total expenses                    10                          1,531                  5,229
                              ----------------              ----------------        -----------------

NET LOSS                                 (10)                        (1,531)                (4,884)

Accumulated deficit
  Balance, beginning
  of period                           (4,874)                        (3,343)                     -
                              ----------------              ----------------        -----------------

Balance,
End of Period                       $ (4,884)                      $ (4,874)              $ (4,884)
                              ================              ================        =================
NET LOSS PER SHARE                       $ -                            $ -                    $ -
                              ================              ================        =================

WEIGHTED AVERAGE
NUMBER OF SHARE
OUTSTANDING                       18,675,000                     18,675,000             18,675,000
                              ================              ================        =================

    The accompanying notes are an integral part of the financial statements.


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                     STATEMENTS OF CASH FLOW


                                                       From inception       For the year       For the year
                                                      (April 17, 2000)         ended              ended
                                                        to April 30,         April 30,          April 30,
                                                            2004                2004               2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (4,884)             $ (10)          $ (1,532)
      Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Increase in accounts payable                                120                 10                110
                                                     -------------------  -----------------  -----------------

   Net cash flows from operating activities                       (4,764)                 -             (1,422)

CASH FLOWS FROM INVESTING ACTIVITIES                                   -                  -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                               1,868                  -                  -
   Additional paid-in capital                                      2,896                  -              1,412
                                                     -------------------  -----------------  -----------------
      Net cash flows from financing activities                     4,764                  -              1,412

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                -                  -                (10)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  -                  -                 10
                                                     -------------------  -----------------  -----------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $ -                $ -                $ -
                                                     ===================  =================  =================

     The accompanying notes are an integral part of the financial statements


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     accumulated        Total
                                            Common stock              Additonal      during the     stockholders'
                                      Number of                        paid-in       development       equity/
                                       shares          Amount          capital          stage         (deficit)
                                   ---------------  --------------  --------------  ---------------  --------------
Common stock issued
    for cash, and expenses
    paid by shareholders
    April 30, 2000
    at $0.0001 per share                18,675,000         $ 1,868             $ -             $ -         $ 1,868

Net loss for the period ended
    April 30, 2000                               -               -               -            (675)           (675)

Net loss for the year ended
    April 30, 2001                               -               -               -          (1,327)         (1,327)
                                   ---------------  --------------  --------------  ---------------  --------------
Balance April 30, 2001                  18,675,000           1,868               -          (2,002)           (134)

Additional Paid-in Capital                                                   1,485                           1,485

Net loss for the year ended
    April 30, 2002                               -               -               -          (1,341)         (1,341)
                                   ---------------  --------------  --------------  ---------------  --------------
Balance, April 30, 2002                 18,675,000           1,868           1,485          (3,343)             10

Additional Paid-in Capital                                                   1,411                           1,411

Net loss for the year ended
    April 30, 2003                               -               -               -          (1,531)         (1,531)
                                   ---------------  --------------  --------------  ---------------  --------------
Balance, April 30, 2003                 18,675,000           1,868           2,896          (4,874)           (110)

Net loss for the year ended
    April 30, 2004                                                                             (10)            (10)
                                   ---------------  --------------  --------------  ---------------  --------------
Balances, April 30, 2004                18,675,000           1,868           2,896          (4,884)           (120)
                                   ===============  ==============  ==============  ===============  ==============

    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2004


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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2004



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Consideration of Other Comprehensive Income Items
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception to April 30, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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