Form 10QSB
period 2004-01-31
FAYBER GROUP INC
filed 2005-04-27
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
January 31, 2004                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
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

                 18,675,000 common shares as of January 31, 2004

                            I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                January 31, 2004

    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                             $ -
                                                                  --------------
        TOTAL ASSETS                                                      $ -
                                                                  ==============


    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                    $ 120
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                         120

STOCKHOLDERS' DEFICIT
    Preferred stock. $0.0001 par value; 25,000,000
        shares authorized; no shares issued
        and outstanding                                                     -
    Common stock, $0.0001 par value; 75,000,000
        shares authorized; 16,675,000 shares issued
        and outstanding                                                 1,868
    Additional paid-in capital                                          2,896
    Deficit accumulated during the development stage                   (4,884)
                                                                  --------------
                                                                         (120)

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ -
                                                                  ==============



     The accompanying notes are an integral part of the financial statements


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                               For the
                               period from    For the        For the        For the        For the
                               inception      three          three          nine           nine
                               (April 17,     months         months         months         months
                               2000) to       ended          ended          ended          ended
                               January        January        January        January        January
                               31, 2004       31, 2004       31, 2003       31, 2004       31, 2003
                               -----------------------------------------------------------------------
REVENUES                            $ 345            $ -            $ -            $ -             $ -
                               ----------     ----------     ----------     ----------      ----------

EXPENSES
  Selling, general and
     administrative                 5,229              -             28             10           1,310
                               ----------     ----------     ----------     ----------      ----------

        Total expenses              5,229              -             28             10           1,310
                               ----------     ----------     ----------     ----------      ----------

NET LOSS                           (4,884)             -            (28)           (10)         (1,310)

Accumulated deficit
  Balance, beginning
  of period                             -         (4,884)        (4,625)        (4,874)         (3,343)
                               ----------     ----------     ----------     ----------      ----------

Balance,
End of Period                    $ (4,884)      $ (4,884)      $ (4,653)      $ (4,884)       $ (4,653)
                               ==========     ==========     ==========     ==========      ==========
NET LOSS PER SHARE                    $ -            $ -            $ -            $ -             $ -
                               ==========     ==========     ==========     ==========      ==========

WEIGHTED AVERAGE
NUMBER OF SHARE
OUTSTANDING                    18,675,000     18,675,000     18,675,000     18,675,000      18,675,000
                               ==========     ==========     ==========     ==========      ==========

    The accompanying notes are an integral part of the financial statements.


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                     STATEMENTS OF CASH FLOW


                                                         From inception      For the nine       For the nine
                                                        (April 17, 2000)     months ended       months ended
                                                         to January 31,      January 31,        January 31,
                                                              2004               2004               2003


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (4,884)             $ (10)          $ (1,310)
      Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Increase in accounts payable                                 120                 10                  -
                                                              ------------       ------------       ------------

   Net cash flows from operating activities                        (4,764)                 -             (1,310)

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                  -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                1,868                  -                  -
   Advances from shareholders                                       2,896                  -              1,300
                                                              ------------       ------------       ------------
      Net cash flows from financing activities                      4,764                  -              1,300

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 -                  -                (10)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                   -                  -                 10
                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                       $ -                $ -                $ -
                                                              ============       ============       ============


     The accompanying notes are an integral part of the financial statements



                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     accumulated        Total
                                            Common stock              Additonal      during the     stockholders'
                                      Number of                        paid-in       development       equity/
                                       shares          Amount          capital          stage         (deficit)
                                   ----------------------------------------------------------------------------------
Common stock issued
    for cash, and expenses
    paid by shareholders
    April 30, 2000
    at $0.0001 per share                18,675,000         $ 1,868             $ -             $ -         $ 1,868

Net loss for the period ended
    April 30, 2000                               -               -               -            (675)           (675)

Net loss for the year ended
    April 30, 2001                               -               -               -          (1,327)         (1,327)
                                       ------------        ---------       ---------       ---------       ---------
Balance April 30, 2001                  18,675,000           1,868               -          (2,002)           (134)

Additional Paid-in Capital                                                   1,485                           1,485

Net loss for the year ended
    April 30, 2002                               -               -               -          (1,341)         (1,341)
                                       ------------        ---------       ---------       ---------       ---------
Balance, April 30, 2002                 18,675,000           1,868           1,485          (3,343)             10

Additional Paid-in Capital                                                   1,411                           1,411

Net loss for the year ended
    April 30, 2003                               -               -               -          (1,531)         (1,531)
                                       ------------        ---------       ---------       ---------       ---------
Balance, April 30, 2003                 18,675,000           1,868           2,896          (4,874)           (110)

Net loss for the nine months
    ended January 31, 2004                                                                     (10)            (10)
                                       ------------        ---------       ---------       ---------       ---------
Balance, January 31, 2004               18,675,000           1,868           2,896          (4,884)           (120)
                                       ============        =========       =========       =========       =========

     The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2004

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2003

The Company experienced no operating loss in the third quarter of fiscal 2004 as compared to a ($28) loss in the same period in 2003 from general and administrative expenses. There were no revenues and no continuing opera- tions, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO NINE MONTHS ENDED JANUARY 2003

The Company has experienced a net operating loss of ($10) resulting from general and administrative expenses, for the nine months ended January 31, 2004 as compared to a ($1,310) loss in the same period in 2003 from general and administrative expenses. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. The losses will continue until such time as the company is able to start or acquire a going business operation.

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

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

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


ITEM 3.  CONTROLS AND PROCEDURES

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

Wesley F. Whiting, who serves as the Company's Secretary/Treasurer, after evalu-ating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of January 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None


ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS

                  Exibits:  31  Sarbanes Oxley Certification

                            32  Sarbanes Oxley Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2005



                                    FAYBER GROUP, INC.


                                    /s/ Wesley F. Whiting
                                    -----------------------------
                                    Wesley F. Whiting, President