Form 10QSB
period 2004-07-31
FAYBER GROUP INC
filed 2005-04-27
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934




For Quarter Ended                                 Commission File Number
------------------                                 ----------------------
  July 31, 2004                                      000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                      85-1542260
---------------------------------                   ------------------
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

                  18,675,000 common shares as of July 31, 2004

                            I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                 July 31, 2004

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                          F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  July 31, 2004

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
                                                                  ==============



     The accompanying notes are an integral part of the financial statements



                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                               For the
                               period from                   For the                       For the
                               inception                     three                         three
                               (April 17,                    months                        months
                               2000) to                      ended                         ended
                               July                          July                          July
                               31, 2004                      31, 2004                      31, 2003
                               -----------------             ----------------              ----------------

REVENUES                                $ 345                           $ -                            $ -
                               -----------------             ----------------              ----------------

EXPENSES
  Selling, general and
     administrative                     5,229                             -                              5
                               -----------------             ----------------              ----------------

        Total expenses                  5,229                             -                              5
                               -----------------             ----------------              ----------------

NET LOSS                               (4,884)                            -                             (5)

Accumulated deficit
  Balance, beginning
  of period                                 -                        (4,884)                        (4,874)
                               -----------------             ----------------              ----------------

Balance,
End of Period                        $ (4,884)                     $ (4,884)                      $ (4,879)
                               =================             ================              ================
NET LOSS PER SHARE                        $ -                           $ -                            $ -
                               =================             ================              ================

WEIGHTED AVERAGE
NUMBER OF SHARE
OUTSTANDING                        18,675,000                    18,675,000                     18,675,000
                               =================             ================              ================



    The accompanying notes are an integral part of the financial statements.


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                     STATEMENTS OF CASH FLOW


                                                         From inception      For the three      For the three
                                                        (April 17, 2000)     months ended       months ended
                                                         to January 31,      July 31,           July 31,
                                                              2004           2004               2003


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (4,884)             $ (10)          $ (1,250)
      Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Increase in accounts payable                                 120                 10              1,250
                                                              ------------       ------------       ------------

   Net cash flows from operating activities                        (4,764)                 -                  -

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                  -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                1,868                  -                  -
   Advances from shareholders                                       2,896                  -                  -
                                                              ------------       ------------       ------------
      Net cash flows from financing activities                      4,764                  -                  -

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 -                  -                  -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                   -                  -                 10
                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                       $ -                $ -                $10
                                                              ============       ============       ============


     The accompanying notes are an integral part of the financial statements




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                     STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                                                            Deficit
                                                                                          accumulated
                                              Common stock                Additional       during the          Total
                                       Number of                            paid-in        development     stockholders'
                                        shares            Amount           capital           stage       equity (deficit)
                                        -------           -------          --------          ------           -------

Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868              $ -              $ -          $ 1,868

Net loss for the period ended
    April 30, 2000                                 -                 -                -             (675)            (675)

Net loss for the period ended
    April 30, 2001                                -                 -                -            (1,327)          (1,327)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2001                   18,675,000             1,868                -           (2,002)            (134)

Additional Paid In Capital                         -                 -            1,485                -            1,485

Net loss for the year ended
    April 30, 2002                                -                 -                -            (1,341)          (1,341)
                                         -----------          --------         --------           -------          -------

Balance, April 30, 2002                   18,675,000             1,868            1,485           (3,343)              10

Additional Paid In Capital                                                        1,411                             1,411

Net loss for the year ended
    April 30, 2003                                 -                 -                -           (1,531)          (1,531)
                                         -----------          --------         --------           -------          -------
Balance, April 30, 2003                  18,675,000             1,868            2,896            (4,874)            (110)

Net loss for the three months
     ended July 31, 2004                          -                 -                -                (5)              (5)
                                         -----------          --------         --------           -------          -------

Balance, July 31, 2004                   18,675,000           $ 1,868          $ 2,896          $ (4,879)        $   (115)
                                         ===========          ========         ========         =========        =========


    The accompanying notes are an integral part of the financial statements

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2004



1.   Management's Representation Concerning Interim Financial Information

     The accompanying financial statements have been prepared by Fayber Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2004 COMPARED TO SAME PERIOD IN 2003

The Company experienced no net operating loss in the first quarter of fiscal 2004, as compared to a loss of ($5) in the same period in 2003. There were no revenues and no continuing operations, furthermore there are no immediate prospects for any operations. Losses are expected to continue until such time as the company is able to start or acquire a going business operation. Loss per share was none for the periods in 2004 and nominal in 2003.

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

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS


                  EXHIBITS:  Exhibit 31  Sarbanes-Oxley Certification

                             Exhibit 32  Sarbanes-Oxley Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 26, 2005




                                    FAYBER GROUP, INC.


                                    /s/ Wesley F. Whiting
                                    -----------------------------
                                    Wesley F. Whiting, Secretary