Form 10QSB
period 2004-10-31
FAYBER GROUP INC
filed 2005-04-27
CIK 1118974

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
October 31, 2004                                         000-30999



                               FAYBER GROUP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       85-1542260
--------------------------------                        -------------------
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

                 18,675,000 common shares as of October 31, 2004

                            I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                               Fayber Group, Inc.
                         (A Development Stage Company)

                              Financial Statements

                                October 31, 2004

                                    CONTENTS




                                                                     Page


BALANCE SHEET                                                        F-1

STATEMENTS OF OPERATIONS                                             F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                          F-3

STATEMENTS OF CASH FLOWS                                             F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                October 31, 2004


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


                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                               For the
                               period from    For the        For the        For the        For the
                               inception      three          three          six            six
                               (April 17,     months         months         months         months
                               2000) to       ended          ended          ended          ended
                               October        October        October        October        October
                               31, 2004       31, 2004       31, 2003       31, 2004       31, 2003
                               ----------------------------------------------------------------------------
REVENUES                                $ 345            $ -            $ -            $ -             $ -
                                  ------------   ------------   ------------   ------------    ------------

EXPENSES
  Selling, general and
     administrative                     5,229              -              5              -              10
                                  ------------   ------------   ------------   ------------    ------------

        Total expenses                  5,229              -              5              -              10
                                  ------------   ------------   ------------   ------------    ------------

NET LOSS                               (4,884)             -             (5)             -             (10)

Accumulated deficit
  Balance, beginning
  of period                                 -         (4,884)        (4,879)        (4,884)         (4,874)
                                  ------------   ------------   ------------   ------------    ------------

Balance,
End of Period                        $ (4,884)      $ (4,884)      $ (4,884)      $ (4,884)       $ (4,884)
                                  ============   ============   ============   ============    ============
NET LOSS PER SHARE                        $ -            $ -            $ -            $ -             $ -
                                  ============   ============   ============   ============    ============

WEIGHTED AVERAGE
NUMBER OF SHARE
OUTSTANDING                        18,675,000     18,675,000     18,675,000     18,675,000      18,675,000
                                  ============   ============   ============   ============    ============

    The accompanying notes are an integral part of the financial statements.



                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                     from inception          For the six   For the six
                                     (April 17, 2000) to     months ended  months ended
                                      October 31,            October 31,   October 31,
                                      2004                   2004          2003

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $ (4,884)              $     -                $(10)
   Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
    Increase in accounts payable          120                     -                  10
                                       ------                ------               ------
   Net cash flows from operating
            activities                 (4,764)                    -                   -

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash      1,868
 Advances from shareholders             2,896                     -                   -
                                       ------                ------              ------
  Net cash flows from financing
             activities                 4,764                     -                   -
                                       ------                ------              ------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     -                     -                   -

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -                     -                   -
                                       ------                ------               ------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $ -                   $ -                $  -
                                      =======                ======               ======



    The accompanying notes are an integral part of the financial statements




                                               FAYBER GROUP, INC.
                                         (A Development Stage Company)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                Deficit
                                                                                             accumulated
                                              Common stock                  Additional        during the          Total
                                       Number of                            paid-in          development        stockholders'
                                        shares              Amount           capital             stage        equity (deficit)
                                        -------             -------         ----------           ------           -------
Common stock issued
     for cash, and expenses
     paid by shareholders
     April 30, 2000
     at $0.0001 per share                 18,675,000           $ 1,868             $  -         $    -            $ 1,868

Net loss for the period ended
    April 30, 2000                                -                 -                 -           (675)              (675)

Net loss for the period ended
    April 30, 2001                                -                 -                 -         (1,327)            (1,327)
                                         -----------          --------            -------       -------          ---------

Balance, April 30, 2001                   18,675,000             1,868                -         (2,002)              (134)

Additional Paid In Capital                         -                 -              1,485                           1,485

Net loss for the year ended
    April 30, 2002                                 -                 -                -         (1,341)            (1,341)
                                          -----------          --------            -------      -------          ---------

Balance, April 30, 2002                   18,675,000             1,868              1,485       (3,343)                10

Additional Paid In Capital                         -                                1,411                           1,411

Net loss for the year ended
     April 30, 2003                               -                 -                   -       (1,531)            (1,531)
                                         -----------          --------            -------       -------          ---------

Balance, April 30, 2003                  18,675,000              1,868              2,896       (4,874)              (110)

Net loss for the six months
     ended October 31, 2004                       -                 -                   -          (10)               (10)
                                         -----------          --------            -------        -------         ---------

Balance, October 31, 2004                18,675,000              1,868              2,896       (4,884)              (120)
                                         ===========          ========          =========      =========         =========

    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2004



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO SAME PERIOD IN 2003

The Company experienced a net loss of $0 in the period in 2004 compared to ($5) in the same period in 2003. Loss per share for the period was none in 2004 and nominal in 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO SAME PERIOD IN 2003

The Company has experienced a net operating loss of $0 for the second quarter of fiscal 2004, as compared to a ($10) loss in the same period in 2003 from general and administrative expenses. There were no significant revenues or operations, furthermore there are no immediate prospects for any operations. Losses are expected to continue until such time as the company is able to start or acquire a going business operation. Loss per share was none for the period in 2004 and nominal in 2003.

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

Wesley F. Whiting, who serves as the Company's Secretary/Treasurer, after evalu-ating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of October 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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