Form 10-QT
period 2005-06-30
INFINITY CAPITAL GROUP, INC.
filed 2005-08-16
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

__________    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

___X______    TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from March 30, 2005 to June 30, 2005


                         FOR QUARTER ENDED JUNE 30, 2005

                        Commission file number: 000-30999
                                               -----------

                          INFINITY CAPITAL GROUP, INC.

             (Exact name of Registrant as Specified in its Charter)


     Nevada                                                  16-1675285
----------------                                        -------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                   7 Dey Street, Suite 900, New York, NY 10007
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                                ----------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  June  30,  2005  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 5,571,487.

     Transitional Small Business Disclosure Format (Check one):

                                   Yes      X                No _______
                                        --------------





                                Table of Contents

                                                                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)..........     2

         Consolidated Statements of Operations (unaudited) for the Three and Six Months ended
          June 30, 2005  and 2004.............................................................................     3

         Consolidated Statements of Cash Flows (unaudited) for the Six Months ended
         June 30, 2005 and 2004...............................................................................     4

         Schedule of Investments as of June 30, 2005..........................................................     5

         Notes to Consolidated Financial Statements (unaudited)...............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     9

Item 3.  Controls and Procedures..............................................................................     10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     12

Item 3.  Defaults upon Senior Securities......................................................................     12

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     12

Item 5.  Other Information....................................................................................     12

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     12

Signatures....................................................................................................     13



PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2004, included in the Company's Form 10-KSB for April 30, 2004 and the financial statements filed in the Company's 8K12g3 on May 5, 2005 for Infinity Capital Group, Inc. for year ended December 31, 2004.



                          INFINITY CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June. 30,            Dec. 31,
                                                                                               2005                2004
                                                                                         ---------------     ---------------
                                                                                            Unaudited
                                     ASSETS
Current assets
      Cash                                                                               $           457     $          987
      Accrued receivables                                                                         12,831             12,831
                                                                                         ---------------     ---------------
             Total current assets                                                                 13,288             13,818
                                                                                         ---------------     ---------------

      Investments in non-controlled affiliates (cost $175,926)                                   981,450          1,497,425
      Notes receivable - related parties                                                          14,639             24,639
      Other receivables - related parties                                                            510                510
      Goodwill                                                                                    22,120
      Other assets                                                                                 2,639                262
                                                                                         ---------------     ---------------
                                                                                               1,021,358          1,522,836
                                                                                         ---------------     ---------------

Total Assets                                                                             $     1,034,646     $    1,536,654

                                                                                         ===============     ===============

                                   LIABILITIES

Current liabilities
      Accrued payables                                                                          $113,113            $34,377
      Due to related parties                                                                           -                 20
      Notes payable                                                                              260,500            192,500
      Deferred tax liability                                                                     276,804            451,770
                                                                                         ---------------     ---------------
          Total current liabilties                                                               650,417            678,667
                                                                                         ---------------     ---------------

Total Liabilities                                                                        $       650,417     $      678,667
                                                                                         ---------------     ---------------

NET ASSETS (DEFICIT)                                                                     $       384,229     $      857,987

                                                                                         ===============     ===============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued and outstanding
                                                                                         $             -     $            -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,571,487 & 5,335,237  issued and outstanding

                                                                                                   5,571              5,335
      Additional paid in capital                                                                 195,873            149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                                            (465,523)          (286,067)
         Net realized gain (loss) on investments, net of tax                                     119,588            119,588
         Net unrealized increase (depreciation) of
             investments, net of deferred tax
                                                                                                 528,720            869,729
                                                                                         ---------------     ---------------
Net Assets                                                                               $       384,229     $      857,987
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $          0.07     $         0.16
                                                                                         ===============     ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.




                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Quarter Ended                    Six Months Ended
                                                             June 30,        June 30,          June 30,           June 30,
                                                               2005            2004              2005               2004
                                                             Unaudited       Unaudited         Unaudited          Unaudited
                                                       -----------------   ---------------    -------------    -------------
Income from operations:
   Miscellaneous gain                                  $             -               -        $        -       $     15,000
   Investment income                                                23               1                34                  6
   Other                                                             -               -                 -                178
                                                       -----------------   ---------------    -------------    -------------
                                                                    23               1                34             15,184
                                                       -----------------   ---------------    -------------    -------------

Expenses:
   Salaries and wages                                                -               -                 -                  -
   Professional fees                                            21,410               -            49,785              1,500
   Sales and marketing                                               -               -                 -                  -
   General and administrative                                  103,439          12,068           127,115             24,991
   Interest expense                                                 20                             2,590
   Impairments                                                       -               -                 -                  -
   Minority income                                                   -               -                 -                  -
                                                       -----------------   ---------------    -------------    -------------
                                                               124,869          12,068           179,490             26,491
                                                       -----------------   ---------------    -------------    -------------

Loss from continuing operations before income taxes          (124,846)        (12,067)         (179,456)           (11,307)
                                                       -----------------   ---------------    -------------    -------------

Provision for income tax                                             -               -                 -                  -
                                                       -----------------   ---------------    -------------    -------------

      Net income (loss) from continuing operations           (124,846)        (12,067)         (179,456)           (11,307)

Net realized and unrealized gains (losses):
   Net realized gain (loss) on investments, net of tax               -               -                 -                  -
   Change in unrealized increase (depreciation)
        of non-controlled affiliate investments, net                 -               -         (339,639)                  -
of tax
                                                       -----------------   ---------------    -------------    -------------

Net increase (decrease) in net assets from operations  $     (124,846)     $  (12,067)        $(519,095)       $   (11,307)
                                                       =================   ===============    =============    =============

Net increase (decrease) in net assets per share
  From continuing operations
  Basic                                                $        (0.02)     $    (0.00)        $   (0.09)       $     (0.00)
  Diluted                                              $        (0.02)     $    (0.00)        $   (0.09)       $     (0.00)
                                                       =================   ===============    =============    =============

Weighted average number of
common shares outstanding
  Basic                                                      5,571,478       5,104,246         5,571,478          5,104,246
  Diluted                                                    5,571,478       5,730,996         5,571,478          5,730,996
                                                       =================   ===============    =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                 June 30,          June 30,
                                                                                   2005              2004
                                                                           -----------------     --------------
                                                                                Unaudited          Unaudited
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                 $      (519,095)      $    (11,307)

     Adjustments  to  reconcile  net  increase  (decrease)  in
     net assets from operations to net cash used in operating activities:
          Change in net unrealized (increase) depreciation of investments           339,639
          Due from related parties
          Other assets                                                              (2,377)
          Accrued payables                                                           78,736            (8,288)
          Due to related parties                                                       (20)
                                                                           -----------------     --------------
               Net cash provided by (used for)
               operating activities                                               (103,117)           (19,595)
                                                                           -----------------     --------------

Cash Flows From Investing Activities:
      Goodwill                                                             $       (22,120)
      Investment in securities                                                                  $     (12,500)
      Notes receivable - related parties                                             10,000           (25,602)
                                                                           -----------------     --------------
               Net cash provided by (used for)
               investing activities                                                (12,120)           (38,102)
                                                                           -----------------     --------------

Cash Flows From Financing Activities:
     Proceeds from notes payable                                                     68,000             28,500
     Sales of common stock                                                           46,707             15,301
                                                                           -----------------     --------------
               Net cash provided by (used for)
               financing activities                                                 114,707             43,801
                                                                           -----------------     --------------

Net Increase (Decrease) In Cash                                                       (530)           (13,896)
Cash At The Beginning Of The Period                                                   1,017             13,896
                                                                           -----------------     --------------

Cash At The End Of The Period                                              $            487      $           -
                                                                           =================     ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2005


                      Original
                       Date of                                                   Original         Fair
    Shares           Acquisition                                                   Cost           Value
----------------   ----------------                                           ---------------    -----------


      2,190,000             Nov-04      Satellite Organizing Solutions, Inc.,
                                            publicly traded over the counter,
                                       20.69% of net assets, communications &
                                                                     business
                                                systems design and consulting        $121,326      $175,000

        123,750             Jun-04      Heartland, Inc., publicly traded over
                                                                 the counter,
                                      6.63% of net assets, telecommunications         $12,500       $44,550

      4,210,000             Aug-04        Azonic Corporation, publicly traded
                                                            over the counter,
                                                           telecommunications         $42,100      $761,900
                                                                              ----------------    ----------

                                                            TOTAL INVESTMENTS        $175,926      $981,450
                                                                              ================    ==========


                          Infinity Capital Group, Inc.
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed on dated December 31, 2004. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

Infinity Capital Group, Inc. (Company) has elected to be treated as a business development company under the Investment Company Act of 1940. The Company intends to identify special situation investment opportunities in emerging growth companies that are in need of an expansion or mezzanine round of financing. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of emerging growth companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

As of June 30, 2005, the Company has made two investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

Portfolio Company                      Date                      Investment      Cost
-----------------------------------    --------------            ------------    --------
Satelite Organizing Solutions, Inc.    November 2004             Common stock    $121,326
Heartland, Inc.                        June 2004                 Common stock    $ 12,500
Azonic Corporation                     August 2004               Common stock    $ 42,100
                                                                                 --------
Total                                                                            $175,926
                                                                                 ========

                          Infinity Capital Group, Inc.
                        Notes to the Financial Statements
                                  June 30, 2005

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:

1) the fundamental analytical data relating to the investment,

2) the nature and duration of restrictions on disposition of the securities, and

3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the  following  valuation  method for its  investments.
Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

                          Infinity Capital Group, Inc.
                        Notes to the Financial Statements
                                  June 30, 2005

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2. Total revenues for the preceding twelve months ("R").

3. Earnings before  interest,  taxes and  depreciation  ("EBITD")

4. Estimate of likely sale price of investment ("ESP")

5. Net assets of investment ("NA")

6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - EQUITY TRANSACTIONS During the quarter ended June 30, 2005 the Company issued 100,000 shares of the Company's Common stock to complete the acquisition Fayber Group.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company, post-merger with Fayber Group, Inc., has determined to change to calendar year reporting, rather than fiscal year reporting as Fayber Group, Inc. had maintained.

         On April 29, 2005, Infinity Capital Group, Inc. completed a Plan of Merger with Fayber Group, Inc. Infinity Capital Group, Inc., a Maryland corporation, had acquired all shares outstanding of Fayber Group, Inc. for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation.

         This report is a Transitional Report in which the consolidation of the Operations of Infinity into pre-merger shall, Fayber Group, Inc. resulted in the elimination of Fayber separate statements and the resulting statements are those of the merged but surviving operating company, Infinity Capital Group, Inc.

         The Company is attempting to operate as a Business Development Company and has filed an election to so operate.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         During the three-month period ending June 30, 2005 the Company had no revenues. The Company had no revenue during the same three-month period ending June 30, 2004.

         The Company incurred expenses for professional fees in the amount of $21,410 during the three-month period ending June 30, 2005 compared to $0 during the three-month period ending June 30, 2004. This is an increase of $21,410.

         Other general and administrative expenses for the three-month period ending June 30, 2005 totaled $103,439 compared to $12,068 for the same three-month period ending June 30, 2004. This represents a increase in the three-month period ending June 30, 2005 of $91,371 over the same period ending June 30, 2004.

         Management fees and salaries during the three-month period ending June 30, 2005 and June 30, 2004 totaled $0.

         The Company had a net loss of $(124,846) for the three-month period ending June 30, 2005 as compared to a net loss of $(12,067) for the three-month period ending June 30, 2004. This represents an increase of $112,779 for the three-month period ending June 30, 2005 compared to the same three-month period ending June 30, 2004. The loss per share for the quarter in 2005 was $.02 compared to nominal in the same period in 2004.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         During the six-month period ending June 30, 2005 the Company had no revenues. The Company had no revenue during the same six-month period ending June 30, 2004.

         The Company incurred expenses for professional fees in the amount of $49,785 during the six-month period ending June 30, 2005 compared to $1,500 during the six-month period ending June 30, 2004. This is an increase of $48,285.

         Other general and administrative expenses for the six-month period ending June 30, 2005 totaled $127,115 compared to $24,991 for the same six-month period ending June 30, 2004. This represents an increase in the six-month period ending June 30, 2005 of $102,124 over the same period ending June 30, 2004.

         The Company had a net loss of $179,456 for the six-month period ending June 30, 2005 as compared to a net loss of $11,307 for the six-month period ending June 30, 2004. This represents an increase of $168,149 for the six-month period ending June 30, 2005 compared to the same six-month period ending June 30, 2004. The loss per share was $.09 in the six-month period in 2005 compared to nominal in the same period in 2004.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has cash on hand at June 30, 2005 of $457 and a receivable of $12,831. The Company owns stock in two small public companies which it may sell in increments for capital. The Company has current liabilities of $650,417. The Company expects to raise capital in a private placement in the coming quarter of at least $100,000.

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

NEED FOR ADDITIONAL FINANCING

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. We intend to conduct a Reg. E Offering of 1,250,000 Units at $2.40 per Unit.

         The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

Item 3.    CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief

Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness as discussed below.

Internal Control Over Financial Reporting

         The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Material Weakness in Disclosure Controls

         A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective, the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly, we conclude that we have a material weaknesses.

         During the first half of the Company's fiscal year ending December 31, 2005 management has begun revising the Company's internal and controls and procedures document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address this material weakness management has begun re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005 and hopes to complete this by December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


Item 5. OTHER INFORMATION

         The Company, post-merger with Fayber Group, Inc., has determined to change to calendar year reporting, rather than fiscal year reporting as Fayber Group, Inc. had maintained.

         On April 29, 2005, Infinity Capital Group, Inc. completed a Plan of Merger with Fayber Group, Inc. Infinity Capital Group, Inc., a Maryland corporation, had acquired all shares outstanding of Fayber Group, Inc. for 100,000 shares of Infinity Capital Group, Inc. common stock for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

            31.1                    Section 302 Certification - CEO
            31.2                    Section 302 Certification - CFO
            32.1                    Section 906 Certification - CEO
            32.2                    Section 906 Certification - CFO

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         Form 8K12g3 filed on May 5, 2005
         Form 8K12g3/a filed on May 31, 2005

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005            INFINITY CAPITAL GROUP, INC.

                                  By:/s/Gregory H. Laborde
                                  ---------------------------------------------
                                  Gregory H. Laborde, Chief Executive Officer,
                                  President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2005            INFINITY CAPITAL GROUP, INC.

                                  By:Jerry Gruenbaum
                                  --------------------------------------------
                                  Jerry Gruenbaum, Interim Chief
                                  Financial Officer and Secretary