Form 10KSB
period 2005-04-30
INFINITY CAPITAL GROUP, INC.
filed 2005-09-21
CIK 1118974

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2005

                        Commission file number 000-30999

                          INFINITY CAPITAL GROUP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                   16-1675285
        --------                                   ----------
(State of incorporation)                (I.R.S. Employer Identification No.)

                   7 DEY STREET, SUITE 900, NEW YORK, NY 10007
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 212-962-4400

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                             ----------------------
                               Title of each class

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

State issuer's revenues for its most recent fiscal year.  $345

There were 18,675,000 shares of the Registrant's common stock outstanding as of April 30, 2005.

The   aggregate   market  value  of  shares  of  voting  common  stock  held  by nonaffiliates of the Registrant was $0 on April 30, 2005.

                               TABLE OF CONTENTS

                                     PART I

         Item 1.  Description of Business                                      3
         Item 2.  Description of Property                                     43
         Item 3.  Legal Proceedings                                           44
         Item 4.  Submission of Matters to a Vote of Security Holders         44

                                    PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters    44
         Item 6.  Management's Discussion and Analysis or Plan of Operation   45
         Item 7.  Financial Statements                                        45
         Item 8.  Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                    46
         Item 8A. Controls and Procedures                                     46
         Item 8B. Other Information                                           46

                                    PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           47
         Item 10. Executive Compensation                                      48
         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                             50
         Item 12. Certain Relationships and Related Transactions              50
         Item 13. Exhibits                                                    51
         Item 14. Principal Accountant Fees and Services                      52

                                   SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     History
     -------

         The Company was formed in April 2000 for the purpose of engaging in any lawful business only. No revenues have been achieved.

         On April 29, 2005, Infinity Capital Group, Inc. entered into a Plan of Merger with Fayber Group, Inc. Infinity Capital Group, Inc., a Maryland corporation, had acquired all shares outstanding of Fayber Group, Inc. for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation.

         The Company acquired 100% of Fayber Group, Inc. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note specifically for the purposes of entering into a merger with Fayber Group, Inc.


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

        On April 29, 2005, Infinity Capital Group, Inc. entered into a Plan of Merger with Fayber Group, Inc. Infinity Capital Group, Inc., a Maryland corporation, had acquired all shares outstanding of Fayber Group, Inc. for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation.

         The Company acquired 100% of Fayber Group, Inc. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note specifically for the purposes of entering into a merger with Fayber Group, Inc.

                           FORWARD-LOOKING INFORMATION

         Some of the statements contained in this document and the documents incorporated herein by reference. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained or incorporated by reference in this document involve known and unknown risks, uncertainties and other factors that may cause Infinity's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Risk Factors" and elsewhere in this document and the documents incorporated herein by reference.

         Although Infinity believes that the expectations reflected in the forward-looking statements are reasonable, Infinity cannot guarantee future results, levels of activity, performance or achievements. Potential investors should not place undue reliance on these forward-looking statements.


GENERAL DESCRIPTION OF INFINITY

         Infinity Capital Group, Inc. ("Infinity") is a non-diversified closed-end management investment company which has filed a notice of election to be regulated as a Business Development Company under the 1940 Act. Infinity was incorporated on July 8, 2003, in Maryland. Infinity has its principal office located at 7 Dey Street, Suite 900, New York, NY 10007, and its telephone number is (212) 962-4400.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

         The 1940 Act was enacted to regulate investment companies. In 1980, the 1940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendment was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.

DEFINITION OF A BUSINESS DEVELOPMENT COMPANY   ("BDC")

         A BDC:

         is a closed-end management company that is engaged in the business of furnishing capital and significant managerial assistance to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Exchange Act; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, development stage or emerging companies and businesses suffering or just recovering from financial distress;
(iv) extend significant managerial assistance generally to such portfolio companies; (v) have a majority of directors who are not "interested persons" (as defined in the 1940 Act), and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the Commission.

         An eligible portfolio company is generally a company in the United States that is not an investment company and that (i) does not have a class of securities registered on a national exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Commission. Control under the 1940 Act is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

         The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consists of qualifying assets. Qualifying assets include:

o privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities;

o        securities of bankrupt or insolvent companies;

o        securities of eligible portfolio companies controlled by a BDC;

o securities received in exchange for or distributed in or with respect to any of the foregoing, and

o        cash items, government securities and high-quality short-term debt.

         The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities directly from either the portfolio company or their officers, directors or affiliates.

         We have no senior securities outstanding and have no current intention of issuing any senior securities although we may do so in the future.

         We may sell our securities at a price that is below the net asset value per share only (i) after a majority of our disinterested directors has determined that such a sale would be in our best interests and the best interests of our stockholders, and (ii) upon the approval by the holders of a majority of our outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such a policy or practice within one year prior to such sale. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the phrase "majority of our outstanding voting securities" means the vote of (i) 67% or more of our common stock present at a meeting, if the holders of more than 50% of our outstanding common stock are present or represented by proxy, or (ii) more than 50% of our outstanding common stock, whichever is less.

         Many of our transactions with our affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the Incentive Act are now permissible upon the prior approval of a majority of our disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons with whom we are associated, including our directors, officers, and employees, may still require the prior approval of the SEC. In general:

o any person who owns, controls or holds power to vote more than 5% of our outstanding common stock;

o        any director, executive officer or general partner of that person; and

o any person who directly or indirectly controls, is controlled by, or is under common control with, that person,

must obtain the prior approval of a majority of our disinterested directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving us or any company under our control. The 1940 Act generally does not restrict transactions between a company and its portfolio companies.

         While a BDC may change the nature of its business so as to cease being a BDC or, under certain circumstances, to change its business purpose, it may do so only if authorized by a majority vote (as defined in the 1940 Act) of its outstanding voting securities: stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). We are entitled to change our non-diversification status without stockholder approval. Should we lose our status as a BDC, we would become subject to more stringent regulation under the 1940 Act if we did not become exempt from 1940 Act regulation.

                              BUSINESS OF INFINITY

         We are in the business of providing growth capital to small businesses and assisting these companies and actively helping to build those companies. We will focus on emerging growth companies that satisfy our Company's minimum financial or "quantitative" as well as qualitative criteria prior to our investment. Typically, our quantitative criteria precludes us from investing in any company that has not yet begun operations or is otherwise at the start up stage of development. We have chosen to invest only in businesses that have a minimum operating history of two years with revenues in excess of one million dollars and which are seeking capital to expand their business product or service offerings or seek capital to access the public equity markets via a near term Offering or merger with another corporation. By focusing on companies that are in the expansion and mezzanine round of financing, we can be classified as a later stage venture capital firm. In the past 20 years, venture capital has become a multibillion dollar industry that is recognized as one of the country's primary sources of economic growth. The principal reasons for the growth of the venture capital industry have been (i) the industry's investment rate of return and (ii) the industry's ability to demonstrate that the high risks of loss inherent in investing in unproven companies can be significantly mitigated through (a) investing in a number of companies in a balanced portfolio and (b) active involvement in the management of the individual portfolio companies.

         Past performance of the venture capital industry is not necessarily indicative of that sector's future performance, nor is it a proxy for predicting the returns of the funds. We cannot guarantee that we will meet or exceed the rates of return historically realized by the venture capital industry as a whole. Moreover, our overall return will be reduced by certain factors related to our structure as a publicly-traded business development company. Such factors include the lower return we are likely to realize on short-term liquid investments during the period in which we are identifying potential investments, as compared to many venture capital funds that draw capital from investors periodically to make investments and do not commit significant capital to short-term liquid investments. In addition, periodic disclosure is required of business development companies, which could result in the Company being less attractive as an investor to certain potential portfolio companies.

                              INVESTMENT OBJECTIVES

         CAPITAL APPRECIATION. Our primary investment objective is to provide our investors with long term capital appreciation by investing primarily in private placements of common stock, convertible preferred or convertible debt securities ("Debentures") of small and medium sized public companies or in private placements of common stock, convertible preferred or Debentures of private companies seeking to go public within the next six to twenty four months. Our investment objective is to restrict our investments to emerging growth companies which meet or exceed our quantitative and qualitative investment criteria, thereby reducing the risks associated with investments in early stage companies, but in those companies which we believe offer special opportunities for growth. Our goal is to provide mezzanine and expansion capital to our portfolio companies in order to assist them in devising a comprehensive growth strategy, possibly involving a consolidation of similarly situated businesses or a geographic expansion of existing product or service offerings. We plan on investing in and providing strategic, managerial, and operational support to emerging growth companies that in the opinion of the management team, afford an opportunity for significant appreciation of our net investment within six to twenty four months from the date of investment.

         CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and active involvement in the management of our portfolio companies. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early stage companies, (ii) acquiring controlling interests in one or more portfolio companies that have a positive cash flow; (iii) co-investing in portfolio companies with other professional venture capital investors; and (iv) investing only in portfolio companies where we have a defined and negotiated exit strategy from the outset. While we believe that active involvement in the management of portfolio companies is essential to achieving our investment objectives, we may not always provide significant managerial services to all of our portfolio companies. Any single venture capital investment is risky. Many will not provide any gain, and some will be complete losses. Professional venture capital investors expect, however, that the gains on successful investments will offset the losses and provide a satisfactory percentage return on the entire portfolio. However, investors are cautioned that due to the limited amount of our net assets at the end of the proposed Offering, we will not be able to adequately diversify these assets to minimize the risks of loss associated with diversification into several eligible portfolio company investments. We intend on increasing our net assets through additional equity offerings in the future but we cannot be assured that we will be successful in raising such additional capital or be able to complete the proposed Offering by becoming fully subscribed.

INFINITY  MAY  NOT  MEET  OF ITS  PRINCIPAL  INVESTMENT  OBJECTIVES.  See  "Risk
Factors."

INFINITY'S APPROACH COMPARED TO TRADITIONAL SOURCES OF VENTURE FINANCING

         Emerging companies traditionally seek financing for growth from two primary sources: independent private venture capital funds and corporate strategic investors. Each of these sources has advantages but also notable disadvantages for the emerging company. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame. A venture capital fund often seeks to liquidate its investment in the emerging company by encouraging either an early initial public offering or a sale. This often can jeopardize an emerging company's chances for success especially if its technology has not been fully developed or its intellectual property fully safeguarded prior to its debut into the market. Traditional venture capital funds generally have limited resources available to provide managerial and operational support to an emerging company.

         Corporate strategic investors are typically large corporations that invest in emerging companies to gain access to a promising product or technology without incurring the initial cost of development or the diversion of managerial time and attention necessary to develop new products or technologies. Often these investments involve both financing support to the emerging company and an arrangement under which the strategic investor obtains the right to use, and intellectual property ownership of, the products or technology of the emerging company. While strategic investors are generally able to provide business development support, the rationale behind the investment of a strategic investor may be incompatible with the development of the emerging company. Strategic investors often discourage the emerging company from becoming a public company, selling to competitors of the strategic investor or from retaining the intellectual property rights to products developed jointly with the strategic investor.

         We believe that our relationship with our future portfolio companies will offer many of the benefits of both the private venture capital financing model and the strategic investor financing model without most of the related drawbacks. By raising investment capital for our portfolio companies through an offering of our own Common Stock to the public and actively working to create a secondary market for such Common Stock, we anticipate having greater financing flexibility and tolerance for allowing further development of our eligible portfolio companies prior to their sale or their initial public offerings. By creating an actively traded secondary market for our Common Stock, we hope to have access to additional equity capital that may be needed for follow on investments. Thus, unlike a traditional venture capital fund, we will seek to create a secondary market for our Common Stock with sufficient depth and liquidity to allow us to access additional equity capital more easily than such capital could be attained through private placements to select investors and investment pools. We believe that we will have a greater ability to raise capital for "follow on" investments for our portfolio companies than a traditional private venture capital fund that is fully invested. We may not be successful in raising additional funds for such follow on investments or in establishing and sustaining an actively traded secondary market for its stock.

         If an active secondary market for our common stock develops, our shareholders will have the advantage of liquidity in their investment, unlike investors in a traditional private venture equity fund. The access to capital and shareholder liquidity resulting from an actively traded secondary market for our common stock will differentiate us from traditional private venture capital funds by potentially reducing the pressure for us to take certain actions that may be detrimental to the interests of our shareholders, such as liquidating one or more of our portfolio companies or initiating a premature initial public offering of a portfolio company that has not fully developed its products or technology. An investor in our common stock will be able to liquidate his or her investment without having to wait for the liquidation of our Company or the sale of our investments in our portfolio companies. A shareholder of a private venture capital fund would typically only be able to realize value (or loss) if the Company either liquidated its positions in its portfolio companies, or liquidated itself.

         We believe that we have an advantage over a strategic investor in that our interests are more closely aligned with those of the emerging company. We share the emerging company's interest in maximizing its success by developing and retaining ownership rights in a marketable product or technology, which in turn would maximize our return on investment. An initial public offering of the emerging company, often required to raise the additional capital investment necessary to fully develop a company's product or technology, would also benefit us by creating liquidity in our investment.

DESCRIPTION OF INTENDED OFFERING

         The Company intends to offer 1,250,000 Units ("Units") in a self-underwritten, initial public offering. Each Unit will consist of two shares of common stock ("Shares"), and one Class C Common Stock purchase warrant for a maximum aggregate of $4,875,000 or $2.40 per unit. The Class C Common Stock purchase warrant will entitle its owners to purchase one share of our Common Stock for $1.50 per share, subject to adjustments for stock splits and reverse stock splits until December 1, 2009, at which time they will expire. The Offering is expected to commence 10 days after there are no more comments from the SEC on its Form 1-E.

USE OF PROCEEDS OF INTENDED OFFERING

         If we receive Offering proceeds we will pay out certain offering costs associated with the proposed Offering including expenses advanced by our management team, commissions, finders fees. The following table assumes we become fully subscribed in such proposed Offering and that we have raised the aggregate amount of $3,000,000. Notwithstanding these initial costs, the remaining funds raised pursuant to the proposed Offering will be allocated as follows:

         The proceeds of the proposed Offering if achieved would be applied in the estimated amounts set forth below.

                                                         Amount         Percent

Gross Offering Proceeds..................             $3,000,000.00      100.00%
First-year Operating Costs ..............             $  797,440.00       26.58%
                                                      -------------   ----------
Amount Available for Investment, Subsequent Years'
Operating Costs and Distribution Expenses.........    $2,202,560.00       73.42%

         The following table sets forth the estimated Next Year Operating Costs (other than broker commissions and/or finders fees) which are anticipated to be incurred by the Company during its next 12 months of operations.

OTCBB Filing and Listing Fees / Blue Sky Registration Costs......$     59,440.00
Salaries/Benefits............................................... $    320,000.00
Legal/Accounting Fees/Insurance................................. $    228,000.00
Office Rent/Telephones/Utilities/Travel......................... $    128,000.00
Working Capital................................................. $     62,000.00
Amount Available for Investment................................. $  2,202,560.00
Total  ......................................................... $  3,000,000.00

         The Company may also invest its funds in commercial paper (rated or unrated) and other short-term securities. Cash, cash items, securities issued or guaranteed by the United States Treasury or United States government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's
Corporation or, if not rated, issued by a company having an outstanding debt issue so rated or corporate bonds rated at least AA) with maturities of less than one year at the time of investment will qualify for determining whether the Company has 70% of its total assets invested in types of assets specified in
Section  55  of  the  Investment  Company  Act.  See  "Investment   Company  Act
Regulation."

         The Company intends on managing the Net Proceeds it may achieve from its proposed Offering as follows: (A) We will invest the first $1,000,000 we raise to finance the acquisition of a yet to be identified private company looking to go public via Satellite Organizing Solutions, Inc. (Pink Sheets:
SOZG), a Portfolio Company of Infinity in accordance with a future merger and investment term sheet between the private company, and Infinity. Such future merger and investment term sheet shall be disclosed on a Form 8K as soon as Letter of Intent with is executed. (B) Pending investment in venture financing transactions and pending distributions of the balance, we will invest the balance of our Net Proceeds in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (ii) repurchase agreements fully collateralized by U.S. government securities; (iii) short-term high-quality debt instruments of U.S. corporations; and (iv) pooled investment funds whose investments are restricted to those described above.

                         INVESTMENT POLICIES OF INFINITY

         For  purposes  of  these  investment   policies  and  unless  otherwise
specified, references to the percentage of our total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the maximum amount of securities to be issued by the eligible portfolio company to us pursuant to such commitment. We will not be required to divest securities in our portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities we have previously acquired or committed to purchase.

         INVESTMENT OBJECTIVES THAT MAY NOT BE CHANGED OR MODIFIED WITHOUT A SHAREHOLDER VOTE. The following investment objectives cannot be changed without a vote of the holders of a majority of our voting securities. The manner in which we intend on achieving our investment objectives, however, is within the discretion of our Board and management team and may be changed at any time.

         QUANTITATIVE CRITERIA. Infinity will seek to invest 95% of Infinity's total investment capital in equity of companies that meet the following criteria:

o        The company has been in operations for a minimum of two years;

o The company has a minimum annual revenue run rate of at least $1,000,000 for its most recent fiscal year;

o The company has a positive EBITDA for its most recent fiscal year, or through deleveraging and/or through additional equity capitalization, the company will have a positive EBITDA.

o The company has at least six months available cash to fund its operations and indications from other equity investors of additional investment;

         We will not change the quantitative criteria we will require of our portfolio companies. It is our goal to invest solely in profitable or near profitable companies which have been operating for at least two fiscal years and have annual revenues of a minimum of one million dollars. However, we may invest in companies which do not have a minimum annual revenue run rate of one million dollars if such company is publicly traded and we have determined that an investment in the securities of such company is reasonable and will allow us to exit our investment within twelve months, either through registration of the securities we have purchased or through resale pursuant to the provisions of Rule 144 of the Securities Act. We define a "revenue run rate" as the anticipated revenues to be received within the next twelve months based on existing contracts with current customers. We will limit our aggregate investment to $500,000 (or in the event that Company's net assets exceed $5,000,000, then 10% of such Company assets) in investments in public companies which do not meet our quantitative criteria.

         Although we will seek to invest in companies with existing positive EBITDA (Earnings before income taxes, depreciation and amortization), we will consider turn around situations where we can clearly identify the source(s) of financial distress and we can through our investment, or through co-investment with other private equity funding sources, readily ascertain performance improvements that will result from deleveraging or through equity placement. We will not change our investment intent of investing in a diverse array of industries by restricting our investment criteria to any single industry or sector.

         Our goal is to identify and invest in portfolio companies whose equity has the potential for significant appreciation, and to minimize portfolio losses by careful selection of such portfolio companies, diversification and active participation in the management of portfolio companies. Upon the successful completion of the proposed Offering, we will seek to raise additional equity capital to invest in companies engaged in businesses in our opinion have strong growth forecasts in the upcoming several years. We intend to invest in companies in various industries that are seeking to expand their market position and which are at a stage of development that would benefit from our business development and management support, financing, and market knowledge.

         We expect to realize value for our shareholders by selling the equity securities of our portfolio companies for a profit, either to private investors or by taking the portfolio companies public (generally through an offer to our shareholders of rights to purchase stock of the portfolio company in that portfolio company's initial public offering (a "rights offering" - see below).

         We will distribute our net income on a quarterly basis to our shareholders of record at the beginning of the prior quarter. Value may also be realized through continued ownership of investments in portfolio companies in the form of dividends. We may not be successful in selling any equity securities of our portfolio companies for a profit at any time in the future.

         Our goal is to maximize the value of our portfolio of companies for our shareholders, by selling part of our equity interest in the emerging company at a premium over the initial investment price through a rights offering or other form of distribution at the appropriate time. A rights offering is an initial public offering of an emerging company, directed to our existing shareholders. It involves the grant to our shareholders of transferable rights to buy shares of the emerging company's stock at a price established by the emerging company, us, and an underwriter, if any.

         Our shareholders will be able to exercise the rights, thereby participating in initial public offerings of growth companies which are usually reserved for large institutional investors, or they may sell the rights at the prevailing market price. We generally will retain some ownership in our portfolio companies after taking them public and will also maintain our representation, if previously established, on the portfolio company's board of directors, thereby exerting continued influence over the portfolio company's management and strategic direction. Growth in the value of public portfolio companies will benefit us and also benefit those shareholders who have elected to purchase the portfolio company's shares in its public offering.

UNLESS OTHERWISE STATED HEREIN, OR PROHIBITED BY THE 1940 ACT, ALL OF THE FOLLOWING INVESTMENT POLICIES ARE SUBJECT TO CHANGE WITHOUT THE PRIOR VOTE OF THE HOLDERS OF A MAJORITY OF THE VOTING SECURITIES OF INFINITY. See "Risk Factors."

         In selecting investments for our portfolio, we will endeavor to meet the following investment guidelines, as established by our Board. We may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by our Board of Directors. Such investments might be made if we believe that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive terms or features.

         Our investment will typically be negotiated directly with the issuer in private transactions. Our investments in portfolio companies will generally be in the form of preferred stock and/or debentures that is convertible into common stock under certain circumstances, including the sale by the company of shares of its common stock in an initial public offering or secondary distribution, post merger with a publicly traded company. Preferred stock offers many advantages over common stock, including:

- In the event the company is liquidated or sold, the holders of preferred stock receive payment prior to and in preference to the holders of common stock.
- Preferred stockholders typically have protective provisions that can have the effect of prohibiting certain transactions, including a sale of the company, unless the holders of a majority of the preferred stock approve such transaction.
- Holders of preferred shares are often granted the right to elect one or more members of the company's board of directors.

         We are not limited to investing in preferred stock, however, and retain the right to invest in other assets if we believe that such alternative investments are in your best interests. Such other assets might include common stock, debt securities such as debentures (which may be or may not be convertible into equity securities) and warrants or options to purchase equity securities.

         After our initial investment, we anticipate that we will often provide additional or follow on financing or introduce our portfolio companies to other private equity funding sources for such follow on investments.

INVESTMENT CRITERIA

         STAGE OF DEVELOPMENT CRITERIA. We are a special situations Company. We will look only for opportunities which we believe will provide our stockholders with a return on investment within a short period of time, typically less than twenty four months. Our objective is to invest in private corporations which meet our quantitative requirements as previously described as well as qualitative requirements that we look for in each investment opportunity. In addition, we will look to invest in public corporations which have a small market capitalization but which either have shifted in business direction, been subject to a reorganization or recapitalization or other significant change which has caused their stock to fall out of favor in the investing public. In such instances, we may relax our quantitative requirements for such distressed public corporations with the view to assist such companies in developing a strategic business plan which may include merger or acquisition of other private operating businesses which may be synergistic to the existing business of the public corporation. Our ultimate goal in providing such managerial assistance is to provide the portfolio company and its shareholders with a new and valuable growth strategy as well as benefit our stockholders with an opportunity to profit from our ability to restructure and assist an otherwise dormant corporation in regaining investment value. In addition, by assisting small distressed public corporations realign themselves with new operations as well as benefit our private portfolio companies with an opportunity to access the public equity markets via merger, we will essentially provide positive and valuable assistance to stockholders of the merged entities. In the event that the Company's net assets exceeds $10 million, we may seek to diversify our portfolio based on the stage of development of eligible portfolio companies by limiting our aggregate investment in securities of companies that, in the opinion of the Board, are in the start-up stage to a maximum of 5% of our total assets, except that we may invest up to 2% of Infinity's total assets in securities of companies that, in our opinion, are in the seed capital stage. We will seek to invest the remainder of our assets in securities of companies that, in our opinion, are in the expansion stage or mezzanine stage. Infinity may invest in seed capital stage companies for strategic purposes, with the goal of making additional, larger investments if the company succeeds. For purposes of these investment guidelines, the stages of development are defined as follows:

o            Seed capital companies represent the earliest stage of development.
             These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments.

o Start-up stage companies are completing or have recently completed product development and initial marketing, but have not sold their products commercially. Generally such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

o Expansion stage companies have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

o Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

         Classification of a company by stage of development necessarily involves a subjective judgment by Infinity, and it is possible that other investors or market analysts would classify a company differently than the classification used by Infinity.

         QUALITITATIVE CRITERIA. All potential portfolio companies will first be evaluated and assessed based on their relative stage of development and the quality of an investment in such portfolio company based on the above criteria. Once Infinity's management team has determined that a potential portfolio company satisfies the above criteria and is suitable for investment, it will then be evaluated using the eight step process described below. After completion of the process, receipt and review of all internal and outside reports and evaluations of the potential portfolio company, the Board will submit the matter of investing in the potential portfolio company to a vote. If the Board approves the investment, Infinity will then proceed with a written offer, establish a disbursement of proceeds schedule, and prepare appropriate documents to reflect Infinity's investment and any management service contracts between the potential portfolio company and Infinity.

         (1) Read Business Plan/Assess Team. Request a business plan description and complete resumes of management from all entrepreneurs. Members of our management team will meet with the best of these entrepreneurs, attempting to identify key traits that have been associated with entrepreneurial success in the past, such as high energy, a must-win attitude, intellectual brilliance, high personal integrity, relevant experience, a strong work ethic, and the ability to prioritize and focus. A business plan submitted for evaluation to us should contain the following information:

o Overview of the business concept as well as the company's strategic focus and direction.

o        Discussion  of  competition   including  a  discussion  of  specialized
         expertise,   intellectual  property,   patents,   and/or  other  unique
         advantages held by either the company or its competitors.

o        Sources and uses of cash with respect to investment capital sought.

o Pro forma financial projections for at least the current year and two subsequent years including expected capital requirements from the time of the investment capital received through the two subsequent years.

o Operating plan including current and projected staffing, equipment, and space requirements.

o Discussion of minimum dollar proceeds necessary in order to implement the business plan.

o        Marketing plan.

o Exhaustive discussion of conflicts of interest with investors together with steps being taken by the portfolio company to mitigate such conflicts of interest and to protect against future conflicts of interest.

o        Resumes for all key officers/managers.

         (2) Evaluate Potential Market. We have developed relationships with many market experts, including Chief Executive Officers and other key employees of many successful companies. Each of these contacts represents a valuable source of information about his or her own market. We will call upon these contacts as well as create new ones in the markets of each company seeking funding for candid references. As we evaluate markets, we must become convinced that the company can attain niche leadership over time.

         (3) Examine Structure of Business Model. We will examine the structure upon which the business plan is built. The Board has indicated a distinct bias toward business models calling for high gross margins and relatively low capital intensiveness. Such businesses have higher internally sustainable growth rates than most and are the best candidates for superior return on equity invested. In addition, we will require, whenever possible, implementation of the following policies into the articles, bylaws or operating agreements of its seed to start up stage portfolio companies:

o There can be only one class of common shares, all with equal voting rights, and all distributions of capital or earnings can only be made to all members based upon their percentage interest without preference;

o Compensation of the key officers/managers and their affiliates, including, but not limited to, all salary, bonuses, commissions and/or fees, shall be based upon the success of the eligible portfolio company in reaching predetermined milestones established in its business plan;

o The primary responsibility of the management/officers of the entity is to serve as fiduciaries charged with serving the best interests of the stockholders/members even when such interests may be in conflict with the management, officers or other employees of the entity;

o        No "poison pill" defenses to takeovers will be allowed;

         (4) Check References. We will require that each entrepreneur supply a list of references in order that we may get a better sense of the entrepreneur's past experience, strengths, weaknesses, and work habits. We make it a point to get references outside of this list as well, in order to avoid only "cherry-picked references." We believe that these checks are important to develop a more complete and accurate picture of the team.

         (5) Call Potential Customers. We intend to call a number of prospective customers to get a sense of how they might respond to the envisioned product. These early attempts to develop and promote a sense of customer orientation in all entrepreneurs in whom we invest further helps establish the value of the venture investment.

         (6) Evaluate Product/Technology. As part of our analysis, we need to be convinced that the product is unique, and that use of the product does not require a substantial change in customer behavior. To evaluate technology, we will not rely on in-house expertise alone, but will contact and hire appropriate specialists and consultants to evaluate the feasibility of developing the entrepreneur's vision. Generally, assuming technology risk is part of the job of the early stage venture capitalist. Performing such a "Technology Audit" will often reduce such risk.

         (7) Evaluate Risks/Rewards. Evaluate the pro-forma financials, the likelihood of an exit after a 6 month to 24 month holding period.

         (8) Negotiate Investment Terms. When deciding on making an investment, we will draw up a term sheet for negotiation. Valuation, board seats, requirements for additional investment, vesting schedules, salaries, and so forth will all be discussed, and terms will be agreed upon.

         In addition, consideration of an investment in mezzanine and growth stage companies will require a careful evaluation of their financial records, including an evaluation of the following:

o Audited financial statements and notes to the financial statements including: management discussion of operations and liquidity; details regarding all forms of actual compensation of management and affiliates by the entity; details regarding the contractual rights of management and affiliates to compensation by the entity; number of shares outstanding at the beginning of the period and the end of the period and an explanation of the difference, if any; and a detailed discussion of the entity's rights and obligations under any joint ventures entered into along with a full discussion of any conflicts of interest management may have in entering into such joint ventures on behalf of the entity;

o        Equipment list and appraisal of equipment;

o        Facilities, current product descriptions;

o        Current management resumes, employment contracts;

o All material contracts (and amendments) currently in effect, including, without limitation, leases, sales, purchase, financing, distribution, franchise, intellectual property, employment, insurance, employee benefit, and joint venture contracts; currently outstanding contractual offers by and to the company;

o        Correspondence    with   contracting    parties   regarding    contract
         interpretation, claims, or threats of contract litigation;

o Documents relating to the company's internal determinations as to whether it can, or should, fulfill a particular contract;

o Documents relating to material acquisitions and divestitures for the immediately preceding five years, particularly agreements involving covenants by or in favor of the company;

o        Certified   copies  of  the  company's   Certificate   or  Articles  of
         Incorporation and all amendments thereto to date, as well as any proposed amendments;

o        Certified copies of the company's bylaws, as amended to date;

o Minute books of the company, including minutes of the meetings of the board of directors, any committee (whether of the board or otherwise), and shareholders for the last five years to date;

o        The company's stock transfer or stock ledger books;

o The form(s) of the company's stock certificates and the language of all legends or specific terms appearing thereon;

o All stock option, bonus, incentive, or pension plans, and any other agreements to issue shares of the company or any of its subsidiaries in the future;

o All agreements relating to the beneficial ownership, voting rights, or pledge of the company's common stock;

o All agreements under which registration or preemptive-rights are granted to shareholders of the company;

o All agreements, offering circulars, letters of intent, written proposals, or memoranda of any oral proposals for the disposition, acquisition, or distribution of any of the assets or shares of the company;

o List of all shareholders of the company, cross-checked against the stock books and disclosing the status of ownership of each (e.g., joint, in trust, minor);

o An opinion from auditors regarding the fully paid and nonassessable character of the company's shares;

o        All shareholder correspondence with the company for the last year;

         LACK OF DIVERSIFICATION. As a BDC, we must invest at least 70% of our total assets in Qualifying Assets consisting of eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to its shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of size of this current Offering, and our anticipated goal is to invest in no more than three to four eligible portfolio companies, we will be classified as a "non-diversified" closed end investment company under the 1940 Act, at least initially. Until we qualify as a "regulated investment company," we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code nor will it receive favorable pass through tax treatment on distributions made to its shareholders. Upon the closing of the proposed Offering, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We may not be able to meet those requirements.

         To qualify as an RIC, we must meet certain diversification standards under the Internal Revenue Code which require that, at the close of each quarter of our taxable year, (i) not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and (ii) at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

         WARRANTS AND EQUITY SECURITIES. We expect to acquire warrants to purchase equity securities and/or convertible preferred stock of eligible portfolio companies in connection with providing venture financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. It is anticipated that most warrants will be for a term of five to ten years, and will have an exercise price related to the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, will next issue equity securities. The equity securities for which a warrant can be exercised generally will be common stock (of which there may be one or more classes) or convertible preferred stock. Substantially all of the warrants and underlying equity securities to be obtained by us will be restricted securities under the Securities Act at the time of their issuance. We intend to negotiate registration rights with portfolio companies such as (i) "piggyback"
registration rights, which would permit us under certain circumstances to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or (ii) in rare circumstances, "demand" registration rights permitting us under certain circumstances to require the eligible portfolio company to register the securities under the Securities Act (in some cases at our expense). We also intend to request "net issuance" provisions in the warrants, which would allow us to receive, upon exercise of the warrant without payment of any cash, a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

         We anticipate providing significant managerial assistance through our officers to certain companies whose securities are held in our portfolio, but we will not be obligated to do so. Each warrant or preferred stock purchase is expected to contain customary and negotiated representations, warranties, covenants and events of default to protect us. We also intend to obtain a seat on the board of directors of the eligible portfolio company and request covenants against subordination of its dividend and liquidation preferences associated with its preferred shares. We will secure, whenever possible and practicable, our interest against land, equipment and other tangible assets of the eligible portfolio company.

         LEVERAGE. We intend to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds. Under the 1940 Act, we may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%. "Asset Coverage" means the ratio which the value of our total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting senior securities under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit our borrowings and other senior securities to 50% of our total assets less our liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if we borrow money, provision be made to prohibit the declaration of any dividends or other distribution on our common stock (other than a dividend payable in common stock), or the repurchase by us of our common stock, if, after payment of such dividend or repurchase of common stock, the Asset Coverage of such borrowings would be below 200%. If we are unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, we might not be able to qualify as an RIC or, if qualified, to continue to so qualify. The use of leverage increases investment risk. Lenders may require that we pledge portfolio assets as collateral for loans. If we are unable to service the borrowings, we may risk the loss of such pledged assets. Lenders are also expected to require that we agree to covenants limiting our ability to incur additional debt or otherwise limiting our flexibility. Typically, such loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

         SPECIAL SITUATIONS. We are a special situations Company. We intend on investing up to 90% of our aggregate investments determined over the life of Infinity in special situation investments. Such special situations would include providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or seeking to enter into a business combination through which it would be acquired. In addition, special situations would also include investments in a "troubled" company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt. We also define a special situation investment as an investment opportunity in a company seeking geographic expansion of its products/services and in which we have structured a defined exit strategy for our investment within twenty four months or less.

         TEMPORARY INVESTMENTS. Pending investment in venture financing transactions and pending distributions, we will invest seventy percent of our excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (ii) repurchase agreements fully collateralized by U.S. government securities; (iii) short-term high-quality debt instruments of U.S. corporations; and (iv) pooled investment funds whose investments are restricted to those described above. All such investments will mature in one year or less. The U.S. government securities in which we may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency. Corporate securities in which we may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers. We may invest thirty percent of our excess cash with one or more professionally managed hedge funds or other high growth investments made at the discretion of our management team. The gains from these high growth investments we anticipate will offset our ongoing management fees.

         We also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers in which we purchase a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price. The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from us to the seller. Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to us if the other party to the transaction defaults.

         RESERVE MANAGEMENT. We must retain significant reserves for a number of years after the Offering Close Date in order to have sufficient funds for equity-oriented follow-on investments in portfolio companies. We intend to sell additional common stock to meet the funding requirements for such follow on investments. If such sales are successful, we expect to have cash reserves. In order to enhance the rate of return on these reserves and increase the amounts ultimately available for equity-oriented investments and our management fees, we plan to engage in a reserve management strategy that may include making secured loans to portfolio companies, potential portfolio companies, or similar types of corporations. We also expect to invest some portion of these reserves in either publicly traded securities or in mutual funds, subject to applicable legal limits or SEC exemptive orders.

         AVERAGE INVESTMENT. The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the funds available to us, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment (excluding follow-on investments) will be between $250,000 and $2,000,000.

         OTHER INVESTMENT POLICIES. We may sell securities short or acquire significant amounts of equity securities within a single issuer so as to control such issuer. We will not purchase securities on margin (except to the extent our permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts. We will not underwrite the securities of other companies, except to the extent we may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of our business.

         Non-Qualifying Asset Investments. We intend to invest our assets not required to be invested in Qualified Assets in professionally managed hedge funds, other high growth investments, acquiring commercial and residential real estate for investment and in purchasing securities in publicly traded companies that cannot be classified as "eligible portfolio companies" under the 1940 Act.

                  REGULATION OF BUSINESS DEVELOPMENT COMPANIES

         The Small Business Incentive Act of 1980 ("1980 Provisions") modified the provisions of the 1940 Act that are applicable to a closed-end investment company. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities (as defined under the 1940 Act). The following is a brief description of the relevant provisions of the 1940 Act, as modified by the 1980 Provisions, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

         Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies;
(iv) offer to extend significant managerial assistance to such eligible portfolio companies; (v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC. The National Securities Markets Improvement Act of 1996 relaxed the requirement set forth in clause (iv), above in certain respects: a BDC is not required to offer significant managerial assistance to an issuer (x) which has total assets of not more than $4 million and capital and surplus of not less than $2 million or (y) with respect to any other issuer that meets such criteria as the SEC otherwise may provide.

         "Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company, acting individually or as part of a group acting together which controls the portfolio company. The officers of Infinity intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the majority of companies to whom Infinity provides venture financing. In many instances, officers of Infinity will serve on the boards of directors of portfolio companies.

         The 1940 Act prohibits or restricts BDCs from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the types of assets that BDCs may acquire to certain prescribed Qualifying Assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consist of Qualifying Assets. Qualifying Assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered Qualifying Assets. Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

         Infinity, as a BDC, may not sell its securities at a price that is below its net asset value per share unless (i) our Board of Directors have determined that such sale would be in the best interests of Infinity and our shareholders and (ii) the holders of a majority of Infinity's outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, have approved such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the outstanding voting securities" of Infinity means the vote of
(i) 67% or more of Infinity's common stock present at a meeting, if the holders of more than 50% of the outstanding common stock are present or represented by proxy, or (ii) more than 50% of Infinity's outstanding common stock, whichever is less.

         Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980

Provisions are permissible for BDCs, including Infinity, upon the prior approval of a majority of Infinity's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to Infinity, including its directors, officers, and any future adviser to Infinity, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote more than 5% of Infinity's outstanding common stock; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of Infinity's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions with Infinity or any company controlled by Infinity. The 1940 Act generally does not restrict transactions between Infinity and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

TAX INFORMATION

         The following is a general summary of certain of the United States federal income tax laws relating to Infinity and investors in its common stock. This discussion is based on the Internal Revenue Code, regulations, published rulings and procedures and court decisions as of the date hereof. The tax law, as well as the implementation thereof, is subject to change, and any such change might interfere with Infinity's ability to qualify as a "regulated investment company" under the Internal Revenue Code (an "RIC") or, if Infinity so qualifies, to maintain such qualification. This discussion does not purport to deal with all of the United States federal income tax consequences applicable to Infinity or to all categories of investors, some of whom may be subject to special rules. In addition, it does not address state, local, foreign or other taxes to which Infinity or its investors may be subject, or any proposed changes in applicable tax laws. This section is addressed primarily to investors who are individuals and residents of the United States and not to trusts, pension or profit-sharing plans or corporations. Investors should consult their tax advisers with respect to an investment in common stock.

         TAXATION OF INFINITY AS AN ORDINARY CORPORATION. It is anticipated that, commencing with the second year of its investment operations, Infinity will seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. Unless and until Infinity meets these requirements, it will be taxed as a C corporation on its taxable income for that year (even if that income is distributed to shareholders) and all distributions out of its accumulated and current earnings and profits will be taxable to shareholders as dividends; thus, such income will be subject to tax both at the corporate and shareholder levels. A corporate shareholder, however, may be entitled to a dividends-received deduction. Infinity may not meet the requirements to qualify as a RIC.

         CONSEQUENCES OF CONVERTING FROM AN ORDINARY CORPORATION TO AN RIC. In order to qualify as an RIC, Infinity must, at the end of the first year in which it so qualifies, have no accumulated earnings and profits from years in which it was not taxed as an RIC. To meet this requirement, Infinity must, before the end of the first year in which it qualifies as a RIC, distribute as dividends all of its accumulated earnings and profits. In general, pursuant to regulations issued by the Internal Revenue Service, a C corporation such as Infinity that elects to be taxed as an RIC is treated as having sold all of its assets at their respective fair market values, then as having liquidated. As an alternative, the RIC can elect to be subject to certain "built in gain" rules which generally require the RIC to recognize a corporate level tax on any built in gains recognized within a ten year period of electing to be taxed as an RIC. The general effect of the election is to defer any tax due on such built in gain. Infinity believes that any built in gain will be nominal.

         TAXATION AS AN RIC. If we (i) qualify as an RIC and (ii) distribute to our stockholders in a timely manner at least 90% of our "investment company taxable income," as defined in the Internal Revenue Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gain) each year, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gain in excess of net short-term capital loss) we distribute (or treats as "deemed distributed") to our stockholders. In order to qualify as an RIC for federal income tax purposes, we must, among other things: (a) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities; (b) diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of our assets or more than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other
RICs) of one issuer or of two or more issuers that are controlled (as determined under applicable Internal Revenue Code rules) by us and are engaged in the same or similar or related trades or businesses; and (c) make application with the Internal Revenue Service during the first month of our fiscal year in which we seek to qualify as an RIC.

         We would be subject to a nondeductible 4% excise tax to the extent we fail to distribute by the end of any calendar year at least 98% of our ordinary income (computed on a calendar year basis) and at least 98% of our capital gain net income (generally computed for the one-year period ending on October 31 of such calendar year), plus certain other amounts. For these purposes, any taxable income retained by us, and on which we pay federal income tax, would be treated as having been distributed. We currently intend to distribute in each year for which we qualify as an RIC substantially all of our net investment income and capital gain net income so as not to be subject to federal income or excise taxes.

         The balance of this discussion assumes that we qualify as an RIC and satisfy the distribution requirements summarized above.

         TAXATION OF OUR SHAREHOLDERS ON DISTRIBUTIONS IF WE QUALIFY AS AN RIC. Distributions by us generally are taxable to our shareholders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to our shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock of Infinity. Distributions of our net capital gains properly designated by us as "capital gain dividends" will be taxable to a shareholder as long-term capital gains regardless of the shareholder's holding period for his or her common stock of Infinity and regardless of whether paid in cash or reinvested in additional common stock of Infinity. Distributions in excess of our earnings and profits first will reduce a shareholder's adjusted tax basis in such shareholder's common stock, and after the adjusted basis is reduced to zero, will constitute capital gains to such shareholder.

         Distributions are generally taxable to shareholders at the time the distribution is received. However, any distribution declared by us in October, November or December, made payable to shareholders of record in such a month and paid the following January, is deemed to have been paid by us and received by shareholders on December 31 of the year declared.

         In general, upon the sale or other disposition of common stock, the selling shareholder will recognize a gain or loss equal to the difference between the amount realized on the sale and the seller's adjusted basis in the common stock. Any loss realized will be disallowed to the extent the seller has acquired (or entered into a contract to acquire) substantially identical common stock within a period beginning 30 days before the disposition of common stock and ending 30 days after the disposition. In such case, the basis of the common stock acquired will be adjusted to reflect the disallowed loss. Gain or loss realized upon a sale of common stock generally will be treated as a capital gain or loss. The gain or loss will be a long-term capital gain or loss if the common stock were held for more than one year. In addition, if the common stock sold were not held for more than six months, any loss on the sale will be treated as long-term capital loss to the extent of any capital gain dividend received by the shareholder with respect to such common stock.

         We are required to withhold 31% of reportable payments (which may include dividends and capital gain distributions) to individuals and certain other non-corporate shareholders who do not provide us with a correct taxpayer identification number or who otherwise are subject to backup withholding. The certification of a shareholder's taxpayer identification number will be included in the Subscription Agreement to be provided with the Offering Circular.

         Federal withholding taxes at a rate of 30% (or a lesser treaty rate) may apply to distributions to shareholders who are nonresident aliens or foreign partnerships, trusts or corporations. The rules governing United States federal income taxation of foreign shareholders are complex, and prospective non-U.S. shareholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in common stock, including any reporting requirements.


                                  RISK FACTORS


         LIMITED RESOURCES; LIMITED SOURCE OF REVENUES; LIMITED Operating History. We have limited resources and limited operating history. We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team have limited experience in identifying, evaluating and acquiring prospective businesses in which we may ultimately invest. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. Prior to the completion and during the initial stages of the proposed Offering, we have very limited resources and will rely on advances made by our management team. In addition, we will not achieve any revenues (other than interest income upon the proceeds of the proposed Offering) until, at the earliest, we sell our investment securities in one or more eligible portfolio companies for a profit. We could require substantial time to become fully invested or to complete the proposed Offering. Pending investment, all cash that we have received pursuant to the proposed Offering will be committed to short-term, high grade investments that present relatively low investment risk but provide a correspondingly low return. We will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of our management team, under the supervision of our Board of Directors. There can be no assurance that we will attain our investment objective. The management team will have primary responsibility for the selection of companies in which we will invest, the terms of such investments and the monitoring of such investments after they are made. However, not all of the management team will devote all of their time to managing us. These factors may affect our returns.

         RECENT NOTICE OF INTENT TO ELECT BDC STATUS. We have filed with the Securities and Exchange Commission our election in good faith, within ninety days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 (""1940 Act") and be subject to Sections 54 through 65 of said 1940 Act ("BDC Provisions") Upon making this election, the Company is required to file a notice of its election and thus will be subject to the provisions of 1940 Act as it applies to Business Development Companies as of the date of such election. Thus, prior to filing its notice of election, the Company is not subject to the BDC Provisions of the 1940 Act. Although the Management of the Company has no intention of changing the status of the Company or in any way changing its current intent of being regulated as a business development company, there is no assurance that the Company will elect to be regulated as a business development company within 90 days of the date of filing its intent to be so regulated. This has several repercussions to the investor that may not be apparent at first. For example, should the Company choose not to elect to be regulated as a BDC under the 1940 Act ("BDC Status"), several of the restrictions imposed by the 1940 Act as it applies to transactions between affiliated persons and a business development company would not be applicable. Thus, notwithstanding an election of BDC status, an affiliated person of Infinity is not required to seek prior approval from the Securities and Exchange Commission or seek approval from the majority of voting shareholders of the Company before entering into a transaction that would be otherwise be classified as "interested" or in which they have a material direct or indirect interest.

         INVESTING IN OUR STOCK IS HIGHLY SPECULATIVE AND YOU COULD LOSE SOME OR ALL OF THE AMOUNT YOU INVEST. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of your investment in our shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies. General economic conditions, and general conditions in the industries within which we may invest, will also affect our stock price.

         INVESTING IN OUR SHARES MAY BE INAPPROPRIATE FOR YOUR RISK TOLERANCE. Investing in our shares may be inappropriate for your risk tolerance. The Company's investments in accordance with its investments objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. Our investment in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for you. YOU SHOULD CONSULT WITH YOUR OWN FINANCIAL ADVISER TO DETERMINE WHETHER THIS INVESTMENT IS SUITABLE FOR YOUR RISK TOLERANCE.

VENTURE CAPITAL RISKS

         THE INABILITY OF OUR PORTFOLIO COMPANIES TO ADEQUATELY EXECUTE THEIR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR INVESTMENT RETURNS. The possibility that our portfolio companies will not be able to fully carry out or execute on their expansion or growth plans presents significant risk. Our investment in our portfolio companies will ultimately depend on the secondary market for our portfolio company's stock and our ability to liquidate securities purchased by us in the portfolio company in such secondary market. If the intended expansion or growth plan that was one of the main reasons we had originally invested does not come to fruition or is otherwise impeded, the secondary market value of the portfolio company's stock may negatively reflect this information, making our investment not profitable or may subject us to a substantial loss. Further, we may invest in portfolio companies for which no secondary market for its securities exists on an exchange or other electronic trading facility, in which case, the portfolio companies failure to complete or execute its expansion or growth plan may severely inhibit such a secondary market from developing. In such case, we may incur an entire loss of our investment.

         AN INVESTMENT STRATEGY WHICH FOCUSED ON PRIVATELY-HELD COMPANIES PRESENTS CERTAIN CHALLENGES, INCLUDING THE LACK OF AVAILABLE INFORMATION ABOUT THESE COMPANIES, A DEPENDENCE ON THE TALENTS AND EFFORTS OF ONLY A FEW INDIVIDUAL PORTFOLIO COMPANY MANAGERS AND A GREATER VULNERABILITY TO ECONOMIC DOWNTURNS. Infinity will primarily focus on public companies. We will invest in privately-held companies in the process of becoming public. Generally, very little public information exists about these companies and we will be required to rely on the ability of the management team to obtain adequate information to evaluate the potential returns from investing in these companies. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

         OUR PORTFOLIO COMPANIES WILL LIKELY HAVE SIGNIFICANT COMPETITION FROM MORE ESTABLISHED COMPANIES AS WELL AS INNOVATIVE EARLY STAGE COMPANIES. Emerging growth companies often face significant competition, both from early stage companies and from more established companies. Early stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more established companies may possess significantly more experience and greater financial resources than our portfolio companies. These factors could affect our investment returns.

         OUR INVESTMENT RETURNS WILL DEPEND ON THE SUCCESS OF OUR PORTFOLIO COMPANIES AND, ULTIMATELY, THE ABILITIES OF THEIR KEY PERSONNEL. Our success will depend upon the success of our portfolio companies. Their success, in turn, will depend in large part upon the abilities of their key personnel. The day-to-day operations of our portfolio companies will remain the responsibility of their key personnel. The loss of one or a few key managers can hinder or delay a company's implementation of its business plan. Our portfolio companies may not be able to attract qualified managers and personnel. Any inability to do so may negatively impact our investment returns.

         SOME OF OUR PORTFOLIO COMPANIES MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE READILY AVAILABLE. Companies in which we make expansion or mezzanine round investments will often require substantial additional equity financing to fully execute their growth strategies. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development, or in the case of our financings, the turn around stage or Offering stage which will provide us with a liquidity event. We cannot predict the circumstances or market conditions under which our portfolio companies may seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so at a price or on terms which are unfavorable to us, either of which could negatively impact our investment returns.

RISKS OF THE COMPANY

         THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SHARES AND TRADING MAY OR MAY NOT COMMENCE IN THE REASONABLE NEAR FUTURE. ADDITIONALLY, BECAUSE WE ARE A CLOSED END INVESTMENT COMPANY, OUR SHARES MAY TRADE AT A DISCOUNT TO NET ASSET VALUE. There is currently no secondary market for our shares and there is no assurance that one will develop in the near future, if ever. Upon completion or after one hundred and twenty days from the completion of the proposed Offering we will seek application to be listed on the over-the-counter bulletin board trading facility ("OTCBB"). Despite our adherence to a dividend distribution of our net capital gains on a quarterly basis which is favored by market participants, we cannot assure that our shares will trade at or above our net asset value. In fact, it is common of publicly traded closed end investment companies to trade at a discount to their net asset value. Additionally, because we are a closed end investment company, we cannot redeem our shares on an ongoing basis and our stockholders cannot exchange their shares of our common stock for shares of any other fund.

         WE ARE A CLOSED END INVESTMENT COMPANY AND WILL NOT REDEEM OUR SHARES. HISTORICALLY, THE SHARES OF CLOSED-END INVESTMENT COMPANYS, AND BUSINESS DEVELOPMENT COMPANIES IN PARTICULAR, HAVE TRADED AT A DISCOUNT TO THEIR NET ASSET VALUE. We are a closed end company and will not redeem our shares at the request of shareholders and shareholders cannot exchange shares of our common stock for shares of any other investment company. This means that if you wish to sell our shares you must do so on the market at the then prevailing price. Historically, the shares of closed end investment companies have traded at a discount to their net asset value. Although closed end investment companies which distribute net gains in the form of dividends do not trade at a discount, there can be no assurance that we will realize any net capital gains to distribute in the form of dividends in the foreseeable future and thus cannot rely on such positive trading results. Business development companies typically trade at even deeper discounts than other closed end investment companies.

         WE MAY NOT REALIZE RETURNS ON OUR INVESTMENTS IN PORTFOLIO COMPANIES FOR SEVERAL MONTHS. THUS, AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS ONLY APPROPRIATE FOR INVESTORS WHO DO NOT NEED SHORT TERM LIQUIDITY IN THEIR MONEY. We intend to make investments as quickly as possible consistent with our investment objective in those investments that meet our criteria. However, it is likely that a significant period of time will be required before we are fully subscribed in the proposed Offering and an additional amount of time before we are able to fully invest the proceeds of the proposed Offering. Additionally, an investment in a portfolio company in its expansion or mezzanine round that is not yet public will require a reasonable amount of time prior to becoming publicly traded, either through its own initial public offering of its stock or via merger or acquisition. A majority of the securities that we will own in our portfolio companies will be "restricted" under Rule 144 of the Securities Act and thus cannot be sold unless we satisfy the requirements of Rule 144. Accordingly it will likely be one or more years before we are able to sell the entire position that we hold in an eligible portfolio company and make any distributions of gains to our stockholders.

         YOUR INVESTMENT MAY BE DILUTED IF WE BEGIN TO PUBLICLY TRADE OUR SHARES PRIOR TO THE CLOSE OF THE PROPOSED OFFERING. We have determined that we will make application to list on the OTCBB in the second or third quarter of 2005. However, we may not have closed our proposed Offering at the time we make application or when we are approved for trading on the OTCBB. In the event that we commence trading prior to the closing of the proposed Offering, we are required by law to adjust the purchase price of our shares to be equivalent to the market price of such shares as quoted on the OTCBB. We have determined to use an average closing bid formula where we will sell our common shares remaining unsold from the proposed offering at the five day average closing bid price of our shares for the five preceding trading days from the date of sale of such shares. Because we may commence trading without having accomplished any of our stated investment objectives and knowing that closed end investment companies typically trade at a discount to net asset value, it is likely that any remaining shares which are unsold at the time of our trading on the OTCBB may be sold for less than what investors have paid prior to the commencement of our trading. Additionally, we may receive much less than our desired investment from the proposed offering in the event that the market price of our shares is below the stated price in this document.

         OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM. Our success in identifying investment opportunities and pursuing and managing such investments is, to a large degree, dependent upon the expertise and experience of the management team and their ability to attract and retain quality personnel.

         POSSIBLE PORTFOLIO COMPANY DIRECTOR LIABILITY. We will participate actively in the management of many portfolio companies, often having a representative serve as a member of a portfolio company's board of directors. Consequently, we may be subject to liability from lawsuits against our representatives in their capacity as directors. Because director liability insurance is typically not available at a reasonable price to small companies, our assets, including assets not related to those portfolio companies, may be exposed to the claims of creditors of such portfolio companies. Our management will try to limit our exposure to such claims and liabilities where practical; however, such efforts may not be successful. Although investors will not be liable for claims against us, liability for claims against portfolio companies would adversely affect our investment results and the amount of cash available for distribution to our investors.

         DISCRETIONARY USE OF PROCEEDS. Our management team will have broad discretion with respect to the specific application of the net proceeds of our proposed Offering, although substantially all of the net proceeds from our proposed Offering, (after payment of salaries to our management team, commissions, reimbursements of advances made by either Adviser, blue sky, printing and mailing costs) are intended to be used for investments in eligible portfolio companies.

         NON-DIVERSIFIED STATUS. We will probably be initially classified as a "non-diversified" investment company under the 1940 Act. At such time as we meet certain asset diversification requirements, we intend to qualify as an RIC under the Internal Revenue Code and will thereafter seek to meet the diversification standards thereunder. Nevertheless, our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

         COMPETITION FOR INVESTMENTS. We expect to encounter competition from other entities having similar investment objectives, some of whom may have greater resources than us. Historically, the primary competition for venture capital investments has been from venture capital funds and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Additional competition is anticipated from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. Furthermore, our need to comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as an RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict our flexibility as compared with our competitors. Many of our competitors are subject to regulatory requirements substantially different from those to which we are subject, and, as a consequence, they may have a competitive advantage to the extent that the regulations under which we operate restrict our ability to take certain actions. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. We anticipate being a co-investor with other professional venture capital groups, and these relationships with other groups may expand our access to investment opportunities.

         MARKETING. The markets for new products and services may be highly competitive, rapidly changing, or both. Commercial success is frequently dependent on marketing and support resources, the effectiveness and sufficiency of which are very difficult to predict accurately. While this is a significant risk for all portfolio companies, it is one of the principal economic risks of mezzanine and expansion stage portfolio companies, which are anticipated to receive a large portion of our equity investments. The marketing efforts of any particular portfolio company may not be successful or such company's products or services may not be able to be sold at a price and volume that will allow it to be profitable. The products or services of a particular portfolio company may become obsolete or require significant capital to obtain or maintain an adequate market share for the success of the business.

         PERSONNEL. The success of any business is dependent upon the availability of qualified personnel. Although our management team, in conjunction with other venture capital investors, expect to provide our portfolio companies with a great deal of assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations crucial to success will be in the hands of the management of each portfolio company. Each company's management must have a philosophy and personality appropriate for that company's particular stage of development. Early-stage companies typically need entrepreneurial talents, while more mature companies require a higher level of infrastructure and managerial coordination. Competition for qualified personnel is intense at any stage of development. High turnover of personnel has become endemic in many rapidly growing industries and could severely disrupt a portfolio company's implementation of its business plan. Similarly, the ability of a portfolio company's personnel, particularly its founders, to accept and make the difficult transitions that occur as the company matures is hard to predict or manage. Portfolio companies may not be able to attract and retain the qualified personnel necessary for success. Our management may not be able to select portfolio companies that have, or can obtain, the necessary management resources.

         COMPETITION. Most emerging markets are highly competitive. We anticipate that nearly all our portfolio companies will compete against firms with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and a larger number of qualified managerial and technical personnel.

         ILLIQUID NATURE OF INVESTMENTS. We anticipate that substantially all of our portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist, or if such a market does in fact exist, that it may not have sufficient depth and liquidity to allow us to quickly sell our shares. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act, or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions. Venture capital investments in the securities of portfolio companies are privately negotiated transactions. There is no established trading market in which such securities can be sold. In the case of warrants or equity securities, we generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases our warrants or equity securities or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the portfolio company's financial results as well as general economic and equity market conditions. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, our ability to sell such securities may be limited by the lack of or limited nature of a trading market for such securities. When restricted securities are sold to the public, Infinity, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the Securities Act, and be subject to potential liabilities as such under that Act. Because of the illiquid nature of our investments, a substantial portion of our assets will be carried on its books at fair value as determined by the Board. This value will not necessarily reflect the amount which could be realized upon a sale.

         NEED FOR ADDITIONAL CAPITAL. We expect that most portfolio companies will require additional equity financing to satisfy their working capital requirements. The amount of additional equity financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing (whether from Infinity or other investors) is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a company may have to raise additional capital at a price or at terms unfavorable to the existing investors, including Infinity. Although our goal is to structure a liquidity event for our investment within 6 to 24 months from the date we initially invest, the overall success may be reliant upon securing additional capital from PIPE ("Private Investment in Public Equity") investors for our portfolio companies. This additional PIPE financing or the availability of any form of equity or debt capital is generally a function of capital market conditions that are beyond the control of Infinity or any portfolio company. Our management team may not be able to predict accurately the future capital requirements necessary for success. Additional funds may not be available from any source.

         ERISA CONSIDERATIONS. In considering an investment in Infinity by a tax-exempt entity such as an employee benefit plan or individual retirement account subject to the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), the fiduciary acting on behalf of such entity should be satisfied that such an investment is consistent with Sections 404 and 406 of ERISA and that the investment is prudent in light of the entity's cash flow and other objectives. To this end the Department of Labor has issued regulations that would characterize the assets of certain entities in which tax-exempt entities invest as "plan assets." Because Infinity is expected to qualify as a "venture capital operating company" and our shares are "publicly offered securities" within the meaning of the regulations, our assets should not be considered plan assets. However, fiduciaries of tax-exempt entities are urged to consult their own advisors prior to investing in Infinity.

PLAN OF DISTRIBUTION OF OUR PROPOSED OFFERING

         We plan to offer our shares directly to the public through the efforts of our management team. Notwithstanding costs advanced in connection with the proposed Offering where such costs shall be reimbursed from the proceeds of the proposed Offering, the management team will not receive any compensation in connection with their efforts in conducting the proposed Offering. Although at present there are no arrangements with any other brokers, finders or third parties in assisting us in distributing the proposed Offering, we may enter into such arrangement in the near future, subject to the conditions enumerated on page two of the proposed Offering Circular. Such fees or underwriting commissions may be up to 10% of the purchase price of the Shares offered. Infinity will grant common stock warrants exercisable at $1.50 per share until December 10, 2009 equal to 10% of the post conversion common shares sold by a finder/broker. In addition, we may apply for and commence trading on an electronic trading facility such as the NASD OTCBB prior to completing the proposed Offering. The proposed Offering Circular will be amended upon the occurrence of any material developments and/or changes concerning Infinity's underwriting arrangements. There are no arrangements to return funds to subscribers if all of the Units offered are not sold.

MANAGEMENT AND CERTAIN SECURITY HOLDERS OF THE ISSUER

         The directors and executive officers of Infinity are:

Name/Address                               Position
------------------------------            -----------------------------------
Gregory H. Laborde*                       Chief Executive Officer
255 Warren Street, Suite 1504             and Chairman of the Board
Jersey City, New Jersey 07302

Theodore A. Greenberg*                     Chief Investment Officer and Director
7 Dey Street, Suite 900
New York, NY  10007

Jerry Gruenbaum                            Interim Chief Financial Officer,
1056 Racebrook Road                        Secretary
Woodbridge, CT  06525

Pierce McNally                             Director
500 IDS Center
80 South Eighth Street
Minneapolis, MN  55402

Steven Katz                                Advisory Director
20 Rebel Run Drive
East Brunswick, NJ 08816

Dr. David W. Sear                          Advisory Director
4008 Ashbrook Circle
San Jose, CA  95124
------------------------------------
* Interested Directors of Infinity within the meaning of the 1940 Act.

         The business backgrounds of Infinity's directors and officers are as follows:

         GREGORY H. LABORDE, age 40, President, Chief Executive Officer and Chairman of the Board, has over 18 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of Satellite Organizing Solutions, Inc. (SOZG: Pink Sheets), and is the former President & CEO of Azonic Corporation (AZOI:OTCBB), a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

         JERRY GRUENBAUM, age 48, Interim Chief Financial Officer and Secretary, has been admitted to practice law since 1979 and is a licensed attorney in various states including the States of Massachusetts and Connecticut where he maintains his practice, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is a former President and a Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments.

         THEODORE A. GREENBERG, age 45, Director and Chief Investment Officer, is a senior financial executive with more than 20 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Ted earned certification as a Certified Public Accountant in New York State.

         PIERCE MCNALLY, age 57, Director, serves of counsel to Gray Plant Mooty, practicing in the areas of business law and entrepreneurial services. He currently serves as Chairman Emeritus and Director of Lockermate Corporation of

Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC:
CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of eNetpc (OTC: BB), Solv Technology, LLC, Linkup, Inc.

         In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992.

         Pierce also began investing in start up and early stage companies with which he would also develop an advisory or management relationship. He owned and operated KTPK-FM in Topeka, Kansas, he was the executive producer of a television program about the entrepreneurial process called "Working On the Dream."

         Pierce completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He was a member of Order of the Coif.

         STEVEN KATZ, age 57, Advisory Director, is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001 Mr. Katz was also President, Chief Operating Officer and a director of Senesco Technologies, Inc., (AMEX: SNT), a company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Boards of Directors of a number of publicly-held corporations, Biophan Technologies, Inc. (OTCBB: BIPH), Health Systems Solutions, Inc. (OTCBB:HSLN), NanoScience Technologies, Inc. (OTCBB: NANS), USA Technologies (OTCBB:USTT), and several companies in registration to go public including IbuyDigital.com, Inc., and Vivid Learning Systems, Inc.

         DR. DAVID W. SEAR, age 60, Advisory Director, is a current Board member of California Microdevices (NASDAQ:CAMD) since 2003. Dr. Sear has previously served as President and CEO of Vaishali Semiconductor (1999-2002), a startup company focused on developing 10Gigabit Ethernet ICs, and the public company Integrated Circuit Systems (NASDAQ:ICST) from 1994 to 1996. He has also held President and COO positions with Quality Semiconductor and Catalyst Semiconductor (NASDAQ:CATS) (1991-1994), as well as top management positions with Fujitsu Microelectronics (1987-1991) and ICI Array Technology (1984-1987). Dr. Sear holds a Ph.D. in Solid State Physics and a B.Sc. in Electronic Engineering from the University of London. He is currently working as a consultant to emerging and established high-tech companies.

         The following table describes the shareholdings of all officers and directors and those persons who hold 5% or more of the outstanding common stock of Issuer, including options exercisable within 60 days.
                                                      Common Stock
         Name                           Title         Amount Owned     % Total
         -----------------------------------------------------------------------
         Gregory H. Laborde             Common          3,959,000         69.51
         CEO, President, Chairman       Restricted
         & Director
         (beneficially through
         GHL Group, Ltd.)

         Theodore A. Greenberg          Common            600,000         10.53
         Chief Investment Officer       Restricted
         & Director

         Jerry Gruenbaum                                        0             0
         Interim CFO & Secretary

         Pierce McNally                                         0             0
         Director

         Steven Katz                                            0             0
         Advisory Director

         Dr. David  W. Sear
         Advisory Director                                      0             0

         Wulf Rehder                     Common           342,358          6.01


         Officers and Directors          Common         4,559,000         80.04%
         as a Group

COMPANY AUDIT COMMITTEE

         We have not yet established an audit committee. As we increase our Board membership, independent Board members will be invited to join the Audit Committee. The Company Audit Committee will meet to set policy and oversee the Company's accounting and auditing processes of the Company including the selection of the Company's independent certified public accounting firm.

EXECUTIVE COMPENSATION

         Infinity's management team currently consists of the following persons along with their executive compensation:

Name/Address                   Position                            Compensation

Gregory H. Laborde             Chief Executive Officer             $100,000
                               and Chairman of the Board
                               and Director

Theodore A. Greenberg          Chief Investment Officer            $120,000
                               and Director

Jerry Gruenbaum                Interim Chief Financial Officer     $100,000
                               and Corporate Secretary


RELATED PARTY TRANSACTIONS

         GHL  Group,  Ltd.,  beneficially  Gregory  H.  Laborde,  President  and
Director,   acquired  5,000,000  shares  as  founder  of  the  Company.  He  has transferred  1,000,000  of his  shares to others in a private  transaction.

         On 9/12/05 GHL Group, Ltd acquired 144,625 Class C Warrants in exchange for 61,000 of its shares held in Infinity.

         On 9/12/05  GHL  Group,  Ltd.  acquired  300,000  Class B Warrants  for
$3,000.

         On 9/12/05 GHL Group, Ltd. acquired 176,000 Class A Warrants in exchange for 80,000 of its shares held in Infinity.

         On 9/12/05 GHL Group, Ltd. exercised Class A Warrants for 100,000 shares it had previously acquired for forgiveness of debt of $25,000.

         On 9/15/05 GHL Group, Ltd. surrendered 185,125 Class C Warrants, 300,000 B Warrants, and 76,000 Class A Warrants back to Infinity for retirement and received no consideration from Infinity.

         GHL Group, Ltd. currently receives $3,500 in consulting fees from the Company. Beginning the month following the closing of the Company's initial public offering, GHL Group, Ltd., will receive a fee of $8,333 per month. Such fees are on a month to month basis and there are currently no long term employment contracts in place.

         Theodore Greenberg, Chief Investment Officer and Director, is paid on a per diem for due diligence work performed on behalf of the Corporation. Beginning the month following the closing of the Company's initial public offering, Mr., will receive a fee of $10,000 per month. Such fees are on a month to month basis and there are currently no long term employment contracts in place.

         Jerry Gruenbaum, Corporate Secretary and Interim Chief Financial Officer, has been paid on a per diem for legal work performed on behalf of the Corporation, through his law firm SEC Attorneys, LLC. Beginning the month following the closing of the Company's initial public offering, SEC Attorneys, LLC, will receive a fee of $8,333 per month. Such fees are on a month to month basis and there are currently no long term employment contracts in place.

PORTFOLIO COMPANIES

         As of April 30, 2005 we own shares in three portfolio companies. We own 4,210,000 shares of Azonic, Corp., (OTC:BB: AZOI) which as of April 26, 2005 last traded at $0.30 per share, which owns patents, licenses, tools, molds, partially manufactured inventory and other intellectual property rights of a disposable cellular phones. We own 123,750 shares of Heartland, Inc. (OTC:BB:
HTLJ) which as of April 29, 2005 last traded at $0.70 per share, is a profitable portfolio company with total sales around $50 million dollars. In addition we own 2,190,000 shares of Satellite Organizing Solutions, Inc. (Pink Sheet: SOZG) which as of April 25, 2005 last traded at $0.40 per share.


                                                   Title of           Number of shares
                                                securities owned,    or amount of loan         %
Name and address of       Nature of             controlled by, or      to portfolio          of class
portfolio company         its business           held by issuer           companies           Owned
-----------------         ------------           --------------            ---------         --------

Azonic, Corp.             Wireless Communications   Common              4,210,000               15.6%
(OTC:BB: AZOI)



Heartland, Inc.           Portfolio Company         Common                123,750                >.1%
(OTC:BB: HTLJ)



Satellite Organizing      Pharmaceuticals           Common               2,190,000              62.44%
Solutions, Inc.
(Pink Sheets: SOZG)

         The Company engaged an independent valuation advisor, Chartered Capital Advisors, to issue a valuation analysis of the two portfolio companies Azonic Corp. and Heartland, Inc. as of April 30, 2005. Satellite Organizing Solutions, Inc. was not evaluated because it had just been purchased. The evaluation of Azonic Corp., subject to all of the conditions and limitations of the analysis was $757,800 and the evaluation of Heartland, Inc. was $47,520.

         DILUTION. The present shareholders of the Company have acquired an interest in the Company at a total cost substantially less than the total cost the public investors will pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of April 30, 2005 the Company had a total of 5,671,487 shares of common stock outstanding which equals to a net tangible book value of $409,651 or $.07 per share of common stock.

         If the maximum number of Shares proposed to be offered are sold, the present shareholders will own 5,671,487 shares or 69.03% of the Company's common stock to be outstanding, and the public purchasers will own 2,500,000 shares or 30.97% of the Company's common stock to be outstanding, for which the public purchasers will have paid to the Company a total of $3,000,000 (or an average of $1.20 per share.) The following table illustrates the per share dilution if proposed Offering is achieved:
                                                                   Maximum Sold

Public offering price per share of common (1)                          $1.20

Net Asset Value per share before offering Basic (2)                    $0.07

Increase per share attributable to new Investors                       $0.35

Net Asset Value per share after offering    (3)                        $0.42

Dilution of Net Asset Value per share to new Investors                 $0.78

1. Average offering price before deduction of offering expenses once the entire proposed Offering has been sold.
2. Determined by dividing the number of shares of common stock outstanding into the net asset value of the company.
3. Before deduction of offering expenses and First Year Operating Costs as described herein. See USE OF PROCEEDS.

         The following table summarizes the comparative ownership and capital contributions of present shareholders and public investors assuming the maximum number of shares are sold in the proposed Offering:

------------------- ----------------- ----------------- ------------------ ----------------- -----------------
                    Shares Owned      Percent of        Total              Percent of        Price per share
                                      total shares      consideration      total
                                                                           consideration
------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Present             5,671,487         69.03             $409,651           12.01             $.07
Shareholders
------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Preferred   Public  2,500,000         30.97             $3,000,000         87.99             $1.20
Investors
------------------- ----------------- ----------------- ------------------ ----------------- -----------------

CAPITAL STOCK AND OTHER SECURITIES

CAPITALIZATION. The following table shows the number of shares outstanding as of April 30, 2005:
------------------------------------------------------------ -------------------
Common Stock                                                          5,471,487
------------------------------------------------------------ -------------------
Class "A" Warrants Outstanding                                          390,500
------------------------------------------------------------ -------------------
Class "B" Warrants Outstanding                                          300,000
------------------------------------------------------------ -------------------
Class "C" Warrants Outstanding                                          185,125
------------------------------------------------------------ -------------------

         GENERAL. Infinity is authorized to issue two classes of capital stock, 100,000,000 Common Shares, par value $.001 per share and 10,000,000 shares of Preferred Stock at $.001 par value for which the Board may designate series or classes with rights and privileges. No Preferred Stock has been designated.

COMMON STOCK

         Infinity's  directors  are  elected  by  the  vote  of the  holders  of
Infinity's outstanding common stock. Holders of common stock do not have preemptive or preferential rights to acquire any shares of the capital stock of Infinity, and any or all of such shares, wherever authorized, may be issued, or may be reissued and transferred if such shares have been re-acquired and have treasury status, to any person, firm, corporation, trust, partnership, association or other entity for consideration and on such terms as the Board determines in its discretion without first offering the shares to any shareholder of record. All of the shares of Infinity's authorized capital stock, when issued for such consideration in excess of par value as the Board may determine, shall be fully paid and nonassessable.

         Except as otherwise required under the 1940 Act, voting power for the election of directors and for all other purposes shall be exclusively vested in the holders of Common Stock. In all cases each director shall hold office until next annual meeting when such director's successor shall be elected and shall qualify or upon such director's earlier resignation, removal from office, death or incapacity. At each annual meeting of stockholders, beginning with the annual meeting of stockholders in 2005, the directors shall be elected to hold office until the next annual meeting of stockholders after their election. The Company, if required by any Rule, may later divide its Board into up to three classes to hold seats in staggered terms.

         In the event of a liquidation or dissolution of Infinity, the holders of the Common Stock shall be entitled to receive all of the net assets of Infinity after all outstanding Preferred stock has paid out its liquidation preference and any dividends. The assets so distributed to the stockholders shall be distributed among such stockholders, in cash or in kind at the option of the directors, in proportion to the number of full and fractional shares of the class held by them and recorded on the books of Infinity.


WARRANTS

         CLASS "A" WARRANTS FOR COMMON STOCK - .$25

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.25 per share until November 15, 2008. 390,500 warrants are outstanding as of April 30, 2005.

         CLASS "B" WARRANTS FOR COMMON STOCK - $.75

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.75 per share until December 1, 2009. 300,000 warrants are outstanding as of April 30, 2005.

         CLASS "C" WARRANTS FOR COMMON STOCK - $1.50

         Each common stock purchase warrant will entitle the holder to purchase one share of common stock for $1.50 per share subject to adjustments for stock splits until December 1, 2009. 100,000 warrants are outstanding as of April 30, 2005.

     NOTE: Warrants can be redeemed by the Company at any time after the closing price of our Common Stock equals or exceeds $3.00 for five consecutive trading days, or Infinity has received a Letter of Intent from an underwriter for a firm commitment Offering. We may redeem some or all of our public warrants that have not been exercised prior to the Redemption date by giving 30 days' prior written notice and paying $.05 per public warrant.


UNITS

         Each Unit consists of two shares of Common Stock and one Class C Common Stock purchase warrant for a maximum aggregate price of $4,875,000 or $2.40 per unit. Each Class C Common Stock purchase warrant will entitle its owners to purchase one share of our Common Stock for $1.50 per share, subject to adjustments for stock splits and reverse stock splits until December 1, 2009, at which time they will expire. Warrants are callable on 30 days written notice.

         TRANSFERABILITY OF SECURITIES. The proposed Offering and sale of the Units, Warrants, and Shares offered hereby is intended to be exempt from registration under the Securities Act pursuant to Regulation E under that Act. The Unit components, shares and warrants will be separable and traded separately.


Item 2.  DESCRIPTION OF PROPERTY

     Facilities
     ----------

         As a result of the merger, the Company name has changed from Fayber Group, Inc. to Infinity Capital Group, Inc. The current corporate address is 7 Dey Street, Suite 900, New York, NY 10007. The telephone number is 212-962-4400. The Company pays $300 for monthly rent for the use of this office space.

     Real Property
     -------------

         None

     Mineral Properties
     ------------------

         None

Item 3.  LEGAL PROCEEDINGS

         As of April 30, 2005, the Company was not a party to any legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of April 30, 2005, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                         2005               High          Low
                   First quarter             *             *
                   Second quarter            *             *
                   Third quarter             *             *


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

         As of April 30, 2005, there were 8 record holders of the Company's common stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS FOR YEAR ENDED APRIL 30, 2005 AS COMPARED TO YEAR ENDED APRIL 30, 2004

         The Company has experienced $1,900 in expenses for 2005 compared to $10 in 2004. The Company had no revenues in 2005 or in 2004. The Company had a loss of ($1,900) in 2005 compared to a loss of ($10) in 2004. The loss per share was nominal in the period in both 2005 and 2004. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources
--------------------------------

         The Company had a cash balance at the end of the year of $0. The current liabilities exceed current assets by $2,020. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

         Please refer to pages F-1 through F-8.

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

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification. The auditor did assert the "going concern" qualification in his Report for year ended April 30, 2005.


ITEM 8A.  CONTROLS AND PROCEDURES

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 30, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company as of September 7, 2005, are as follows:

          Name         Age       Position                           Term
          ----         ---       --------                           ----

Gregory H. Laborde      40       President, CEO & Chairman                Annual

Jerry Gruenbaum         48       Secretary, Interim CFO                   Annual

Theodore A. Greenberg   45       Chief Investment Officer & Director      Annual

Pierce McNally          57       Director                                 Annual

Steven Katz             57       Advisory Director                        Annual

Dr. David W. Sear       60       Advisory Director                        Annual

Wesley F. Whiting*      72       Secretary/Treasurer & Director           Annual

* Wesley F. Whiting resigned as Secretary/Treasurer of the Company on May 1, 2005. As of May 18, 2005, Wesley F. Whiting resigned as Director.

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

ITEM 10. EXECUTIVE COMPENSATION

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2005. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended April 30, 2005

                                    Annual Compensation                         Awards
=================================================================================================================================

Name and Principal                                                                                  Securities Underlying
Position                          Salary ($) Bonus ($)     Other                Annual Restricted   Stock Options/SARs(#)
                        Year                               Compensation ($)     Award(s)($)
-----------------------------------------------------------------------------------------------------------------------------------
Gregory H. Laborde,*    2005      0          0             0                       0                      0
President & CEO         ---------------------------------------------------------------------------------------------------------
                        2004      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2003      0          0             0                       0                      0
-----------------------------------------------------------------------------------------------------------------------------------
Jerry Gruenbaum,*       2005      0          0             0                       0                      0
Secretary & Interim CFO ---------------------------------------------------------------------------------------------------------
                        2004      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2003      0          0             0                       0                      0
-----------------------------------------------------------------------------------------------------------------------------------
Theodore A. Greenberg,* 2005      0          0             0                       0                      0
Chief Investment Officer---------------------------------------------------------------------------------------------------------
                        2004      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2003      0          0             0                       0                      0
-----------------------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting, **   2005      0          0             0                       0                      0
former Secretary/       ---------------------------------------------------------------------------------------------------------
Treasurer               2004      0          0             0                       0                      0
                        ---------------------------------------------------------------------------------------------------------
                        2003      0          0             0                       0                      0
-----------------------------------------------------------------------------------------------------------------------------------

         * As a result of the Merger he became an Officer and/or Director of the Company on May 2, 2005.

         ** Wesley F. Whiting resigned as Secretary/Treasurer of the Company on May 1, 2005. As of May 18, 2005, Wesley F. Whiting resigned as Director.

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

         Aggregated   Option/SAR  Exercises  in  Last  Fiscal  Year  and  FY-End
Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                       Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------
A. Gregory H. Laborde *           0                 0              0                     0             0
B. Theodore A. Greenberg *        0                 0              0                     0             0
C. Pierce McNally *               0                 0              0                     0             0
D. Steven Katz *                  0                 0              0                     0             0
E. Dr. David W. Sear *            0                 0              0                     0             0
F. Wesley F. Whiting **           0                 0              0                     0             0



         * As a result of the Merger he became a Director of the Company on May 2, 2005.

         ** Wesley F. Whiting resigned as Secretary/Treasurer of the Company on May 1, 2005. As of May 18, 2005, Wesley F. Whiting resigned as Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of September 15, 2005, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and as to the beneficial ownership of the officers and directors.

                                                      Common Stock
         Name                           Title         Amount Owned     % Total
         -----------------------------------------------------------------------
         Gregory H. Laborde             Common          3,959,000         69.51
         CEO, President, Chairman       Restricted
         & Director
         (beneficially through
         GHL Group, Ltd.)

         Theodore A. Greenberg          Common            600,000         10.53
         Chief Investment Officer       Restricted
         & Director

         Jerry Gruenbaum                                        0             0
         Interim CFO & Secretary

         Pierce McNally                                         0             0
         Director

         Steven Katz                                            0             0
         Advisory Director

         Dr. David W. Sear
         Advisory Director                                      0             0

         Wulf Rehder                     Common           342,358          6.01

         Officers and Directors          Common         4,559,000         80.04%
         as a Group


                                     PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 13. EXHIBITS

     The following documents are filed as part of this report:

31.1              Sarbanes Oxley Certification (302) (President & CEO)
31.2              Sarbanes Oxley Certification (302) (Secretary & Interim CFO)
32.1              Sarbanes Oxley Certification (906) (President & CEO)
32.2              Sarbanes Oxley Certification (302) (Secretary & Interim CFO)

                                      INDEX

Regulation
S-K Number               Exhibit                        Page Number
------------             -------                        -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.2               Articles of Amendment              *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

3.3               Bylaws                             *Incorporated by reference
                                                     to Registration Statement
                                                     #000-30999 (10SB)

31.1              Sarbanes Oxley Certification (302) (President & CEO)
31.2              Sarbanes Oxley Certification (302) (Secretary & Interim CFO)

32.1              Sarbanes Oxley Certification (906) (President & CEO)
32.2              Sarbanes Oxley Certification (302) (Secretary & Interim CFO)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         General. Larry O'Donnell, CPA, PC ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

AUDIT FEES

         The aggregate fees billed by Larry O'Donnell, CPA, PC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSBs or services that are norm-ally provided in connection with statutory and regulatory filings were $2,500 for fiscal years 2005 and 2004.

         The aggregate fees billed Larry O'Donnell, CPA, PC for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2005 and 2004.

ALL OTHER FEES

         In fiscal 2005 and 2004, Larry O'Donnell, CPA, PC fees billed for other services were $0.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INFINITY CAPITAL GROUP, INC.
                                            (Registrant)

Date: September 16, 2005                    /s/Gregory H. Laborde
                                            ------------------------------------
                                            Gregory H. Laborde, President, CEO
                                            and Chairman


Date: September 16, 2005                    /s/Jerry Gruenbaum
                                            ------------------------------------
                                            Jerry Gruenbaum, Secretary & Interim
                                            Chief Financial Officer


Date: September 16, 2005                    /s/Theodore A. Greenberg
                                            ------------------------------------
                                            Theodore A. Greenberg, Chief Invest-
                                            ment Officer and Director


Date: September 16, 2005                    /s/Pierce McNally
                                            ------------------------------------
                                            Pierce McNally, Director


Date: September 16, 2005                    /s/Steven Katz
                                            ------------------------------------
                                            Steven Katz, Advisory Director

                               Fayber Group, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 April 30, 2005

                                   CONTENTS





                                                                  Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-1

BALANCE SHEET                                                      F-2

STATEMENTS OF OPERATIONS                                           F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                  F-4

STATEMENTS OF CASH FLOWS                                           F-5

NOTES TO FINANCIAL STATEMENTS                                F-6 to F-8

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fayber Group, Inc.


I have audited the accompanying balance sheet of Fayber Group, Inc. as of April 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended and the period from inception (April 17, 2000) to April 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fayber Group, Inc., as of April 30, 2005, and the results of its operations and cash flows for the year then ended, and the period from inception (April 17, 2000) to April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Larry O'Donnell, CPA, P.C.
September 2, 2005

                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 April 30, 2005

    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $     -
                                                                -------
TOTAL ASSETS                                                    $     -
                                                                =======


    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                            $ 2,020
                                                                -------
        TOTAL CURRENT LIABILITIES                                 2,020
                                                                -------
STOCKHOLDERS' DEFICIT
    Preferred stock. $0.0001 par value; 25,000,000
        shares authorized; no shares issued
        and outstanding                                              -
    Common stock, $0.0001 par value; 75,000,000
        shares authorized; 18,675,000 shares issued
        and outstanding                                          1,868
    Additional paid-in capital                                   2,896
    Deficit accumulated during the development stage            (6,784)
                                                                -------

                                                                (2,020)

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    -
                                                                =======















    The accompanying notes are an integral part of the financial statements

                                       FAYBER GROUP, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS



                                                             For the
                                                           period from
                        For the            For the         inception
                         year                year          (April 17,
                        ended               ended           2000) to
                        April               April             April
                       30, 2005            30, 2004         30, 2005
                      ----------         -----------      --------------
REVENUES              $      -           $         -      $         345
                      ----------         -----------      --------------


EXPENSES
  Selling, general and
     administrative      1,900                    10              7,129
                      ----------         -----------      --------------


  Total                  1,900                    10              7,129
                      ----------         -----------      --------------

NET LOSS                (1,900)                  (10)            (6,784)

Accumulated deficit
  Balance, beginning
  of period             (4,884)               (4,874)                 -
                      ----------         -----------      --------------

Balance,
End of Period         $ (4,884)          $    (4,884)     $      (6,784)
                      ==========         ===========      ==============
NET LOSS PER SHARE    $      -           $         -      $           -
                      ==========         ===========      ==============

WEIGHTED AVERAGE
NUMBER OF SHARE
OUTSTANDING           18,675,000         18,675,000          18,675,000
                      ==========         ===========      ==============






 The accompanying notes are an integral part of the financial statements.


                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW



                                                                                           For the
                                                                                          period from
                                                        For the            For the         inception
                                                         year                year          (April 17,
                                                        ended               ended           2000) to
                                                        April               April             April
                                                       30, 2005            30, 2004         30, 2005
                                                      ----------         -----------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (1,900)        $      (10)      $     (6,784)
      Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Increase in
     accounts payable                                      1,900                 10              2,020
                                                      ----------         -----------      --------------

   Net cash flows from
   operating activities                                        -                  -             (4,764)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                               -                  -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock
     for cash                                                  -                  -              1,868
   Additional paid-in capital                                  -                  -              2,896
                                                      ----------         -----------      --------------

   Net cash flows from
   financing activities                                        -                  -              4,764
                                                      ----------         -----------      --------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        -                (10)                 -
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          -                 10                  -

                                                      ----------         -----------      --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $        -         $        -       $          -
                                                      ==========         ===========      ==============








     The accompanying notes are an integral part of the financial statements


                               FAYBER GROUP, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                          Deficit
                                                                        accumulated     Total
                                       Common stock        Additonal     during the
                                  Number of                 paid-in      development
                                   shares       Amount       capital       stage
                                -----------  -----------  ------------  ------------  ----------

Common stock issued for cash,
 and Expenses paid by
 shareholders April 30, 2000
 at $0.0001 per share
                                18,675,000   $     1,868  $         -   $         -   $ 1,868

Net loss for the period ended
    April 30, 2000                                                             (675)     (675)

Net loss for the year ended
    April 30, 2001                                                           (1,327)   (1,327)

Additional Paid-in Capital
                                                                1,485                   1,485

Net loss for the year ended
    April 30, 2002                                                           (1,341)   (1,341)

Additional Paid-in Capital                                      1,411                   1,411

Net loss for the year ended
    April 30, 2003
                                                                             (1,531)   (1,531)
                                -----------  -----------  ------------  ------------  ----------
Balance, April 30, 2003
                                18,675,000         1,868        2,896        (4,874)     (110)

Net loss for the year ended
    April 30, 2004                                           (10)  (10)
                                -----------  -----------  ------------  ------------  ----------
Balances, April 30, 2004
                                18,675,000         1,868        2,896        (4,884)     (120)

Net loss for the year ended
    April 30, 2005
                                                                             (1,900)    (1,900)
                                -----------  -----------  ------------  ------------  ----------
Balances, April 30, 2005
                                18,675,000         1,868        2,896        (6,784)    (2,020)
                                ===========  ===========  ============  ============  ==========

    The accompanying notes are an integral part of the financial statements.

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     DEVELOPMENT STAGE COMPANY

     Fayber Group, Inc. (a development stage company) (the "Company") Was incorporated under the laws of the State of Nevada on April 17, 2000. The principal office of the corporation is 7609 Ralston Road, Arvada CO 80002.

     The Company was formed as a holding company for mortgage broker subsidiaries, which it plans to acquire in the future. The Company has nooperations of mortgage broker businesses as of the date of the financial statements. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more mortgage broker businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of possible purchases which require cash. The Company intends to seek opportunities demonstrating the potential of profitable long-term revenues.

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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------
     USE OF ESTIMATES
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     CONSIDERATION  OF OTHER COMPREHENSIVE INCOME ITEMS
     SFAF 130 - Reporting Comprehensive Income, requires companies to Present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception to April 30, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     STOCK BASIS
     Shares of common stock issued for other than cash have been Assigned aounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY
     --------------------
     PREFERRED STOCK
     As of April 30, 2005, 25,000,000 shares of the Company's $0.0001 par value preferred stock had been authorized, of which no shares were issued and outstanding.

     COMMON STOCK
     As of April 30, 2005, 75,000,000 shares of the Company's $0.0001 par value common stock had been authorized, of which 18,675,000 were issued and outstanding.

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

                               Fayber Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2005

3.   RELATED PARTY TRANSACTIONS (CONTINUED)
     --------------------------------------
     Officers and directors are reimbursed for all out-of-pocket expenses.

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

6.   MERGER WITH INFINITY CAPITAL GROUP, INC.
     ----------------------------------------

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