Form 10QSB
period 2005-09-30
INFINITY CAPITAL GROUP, INC.
filed 2005-11-14
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005
                              ---------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission file number 000-30999

                          Infinity Capital Group, Inc.
             (Exact name of registrant as specified in its charter)


               Nevada                                         16-1675285
               ------                                         ----------
(State or other jurisdiction of incorporation             (I.R.S. employer
           or organization)                              Identification No.)

7 Dey Street, Suite 900, New York, New York                   10007
-------------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)

                                  (212)962-4400
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 11, 2005, there were 5,695,487 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check One):


Yes ______                 No ___x____
                                 -

                          INFINITY CAPITAL GROUP, INC.

                                      INDEX

                                                                       PAGE  NO.

Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2005
                  and December 31, 2005                                       3

         Consolidated Statements of Operations - Three months and Nine months
                  ended    September 30, 2005 and 2004                        4

         Consolidated Statements of Cash Flows - Nine months ended
                  September 30, 2005 and 2004                                 5

         Consolidated Statement of Investments September 30, 2005             6

         Notes to Consolidated Financial Statements                           7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

     Item 3.  Controls and Procedures                                        11

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds                      12

     Item 6.  Exhibits                                                       12

         Signatures                                                          13

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2004, included in the Company's Form 10-KSB for April 30, 2004 and the financial statements filed in the Company's Form 8-K on May 5, 2005 for Infinity Capital Group, Inc. for year ended December 31, 2004.

                   INFINITY CAPITAL GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS


                                                                     September. 30,    Dec. 31,
                                                                        2005             2004
                                                                    -------------    --------------
                                                                      Unaudited
                                     ASSETS
Current assets
      Cash                                                          $        629     $         987
      Accrued receivables                                                                   12,831
                                                                    -------------    --------------
             Total current assets                                            629            13,818
                                                                    -------------    --------------


      Investments in non-controlled affiliates (cost $174,411)           523,224         1,497,425
      Notes receivable - related parties                                                    24,639
      Other receivables - related parties                                  5,189               510
      Goodwill                                                            22,120
      Other assets                                                           262               262
                                                                    -------------    --------------
                                                                         550,795         1,522,836
                                                                    -------------    --------------

Total Assets                                                        $    551,424     $   1,536,654
                                                                    =============    ==============

                                   LIABILITIES

Current liabilities
      Accrued payables                                              $     69,802     $      34,377
      Due to related parties                                                                    20
      Notes payable                                                      146,834           192,500
      Deferred tax liability                                             120,000           451,770
                                                                    -------------    --------------
          Total current liabilties                                       336,636           678,667
                                                                    -------------    --------------

Total Liabilities                                                   $    336,636     $     678,667
                                                                    -------------    --------------

NET ASSETS (DEFICIT)                                                $    214,788     $     857,987
                                                                    =============    ==============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                           $          -     $           -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,695,487 & 5,335,237
          issued and outstanding                                           5,695             5,335
      Additional paid in capital                                         315,749           149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                     (476,134)         (286,067)
         Net realized gain (loss) on investments, net of tax             140,665           119,588
         Net unrealized increase (depreciation) of
             investments, net of deferred tax                            228,813           869,729
                                                                    -------------    --------------
Net Assets                                                          $    214,788     $     857,987
                                                                    =============    ==============

Net Asset Value Per Share                                           $       0.04     $        0.16
                                                                    =============    ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Quarter Ended                 Nine Months Ended
                                              September 30,   September 30,    September 30,     September 30,
                                                 2005            2004            2005              2004
                                              ------------    ------------     ----------        ----------
                                              Unaudited       Unaudited        Unaudited         Unaudited
Income from operations:
   Miscellaneous gain                         $         -               -                        $  15,000
   Investment income                                  638               1            672                 7
   Other                                            2,000               -          2,000               178
                                              ------------    ------------     ----------        ----------
                                                    2,638               1          2,672            15,185
                                              ------------    ------------     ----------        ----------

Expenses:
   Salaries and wages                                   -               -              -                 -
   Professional fees                                8,017          16,990         57,802            18,490
   Sales and marketing                                  -               -                                -
   General and administrative                       5,232         111,995        132,347           136,986
   Interest expense                                     -                          2,590
   Impairments                                          -               -              -                 -
   Minority income                                      -               -              -                 -
                                              ------------    ------------     ----------        ----------
                                                   13,249         128,985        192,739           155,476
                                              ------------    ------------     ----------        ----------

Loss from continuing operations
 before income taxes                              (10,611)       (128,984)      (190,067)         (140,291)
                                              ------------    ------------     ----------        ----------

Provision for income tax                                -               -              -                 -
                                              ------------    ------------     ----------        ----------

      Net income (loss) from
        continuing operations                     (10,611)       (128,984)      (190,067)         (140,291)

Net realized and unrealized gains (losses):
   Net realized gain (loss) on investments,
     net of tax                                    21,077         140,097         21,077           140,097
   Change in unrealized increase (depreciation)
     of non-controlled affiliate investments,
     net of tx                                   (301,277)              -       (640,916)                -
                                              ------------    ------------     ----------        ----------

Net increase (decrease) in net assets
 from operations                              $  (290,811)    $    11,113      $(809,906)        $    (194)
                                              ============    ============     ==========        ==========

Net increase (decrease) in net assets per share
  From continuing operations
  Basic                                       $     (0.05)    $      0.00      $   (0.14)        $   (0.00)
  Diluted                                     $     (0.05)    $      0.00      $   (0.14)        $   (0.00)
                                              ============    ============     ==========        ==========

Weighted average number of
common shares outstanding
  Basic                                         5,695,478       5,104,246      5,695,478         5,104,246
  Diluted                                       5,695,478       5,730,996      5,695,478         5,730,996
                                              ============    ============     ==========        ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                   September 30,         September 30,
                                                                                         2005                 2004
                                                                                   -----------------     ----------------
                                                                                   Unaudited             Unaudited
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                         $       (809,906)     $       (11,307)

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operations to net cash used in operating activities:
          Change in net unrealized (increase) depreciation of investments                   640,916
          Gain on sale of securities                                                        (21,077)
          Accrued receivables                                                                12,831
          Due from related parties                                                           (4,679)
          Other assets
          Accrued payables                                                                   35,425               (8,288)
          Due to related parties                                                                (20)
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               operating activities                                                        (146,510)             (19,595)
                                                                                   -----------------     ----------------

Cash Flows From Investing Activities:
      Goodwill                                                                     $        (22,120)
      Investment in securities                                                                           $       (12,500)
      Proceeds on sale of securities                                                         22,592
      Notes receivable - related parties                                                     24,639              (25,602)
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               investing activities                                                          25,111              (38,102)
                                                                                   -----------------     ----------------

Cash Flows From Financing Activities:
     Proceeds from notes payable                                                             68,334               28,500
     Sales of common stock                                                                   52,707               15,301
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               financing activities                                                         121,041               43,801
                                                                                   -----------------     ----------------

Net Increase (Decrease) In Cash                                                                (358)             (13,896)
Cash At The Beginning Of The Period                                                             987               13,896
                                                                                   -----------------     ----------------

Cash At The End Of The Period                                                      $            629      $             -
                                                                                   =================     ================

Schedule of noncash investing and financing activiies
      100,000 shares of common stock issued for note payable                       $         25,000
                                                                                   =================
      Notes payable contributed to additional paid in capital                      $         89,000
                                                                                   =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               September 30, 2005


                    Original
                    Date of                                                                           Original           Fair
    Shares        Acquisition                                                                           Cost            Value
---------------  ---------------                                                                   ---------------   ---------------


     2,500,000           Nov-04   Satellite Organizing Solutions, Inc.,
                                  publicly traded over over the counter,
                                  20.69% of net assets, communications & business
                                  systems design and consulting                                         $ 121,326         $ 218,750

       123,750           Jun-04   Heartland, Inc., publicly traded over the counter,
                                  6.63% of net assets, telecommunications                               $  10,985         $  51,874

     4,210,000           Aug-04   Midland International Corporation, publicly traded
                                  over the counter, telecommunications                                  $  42,100         $ 252,600
                                                                                                   --------------- -----------------

                                  TOTAL INVESTMENTS                                                     $ 174,411         $ 523,224
                                                                                                   =============== =================

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed on dated December 31, 2004. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - INVESTMENTS

As of September 30, 2005, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

Portfolio Company                 Date                  Investment        Cost
Satellite Organizing Solutions,   November 2004         Common stock     121,326
Inc.
Heartland, Inc.                   September 2004        Common stock      12,500
Midland International Corporation August 2004           Common stock      42,100
                                                                         -------
Total                                                                    175,926

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

This report reflects the consolidation of the operations of Infinity and Fayber Group, Inc. as a result of the merger of Infinity and Fayber.

The Company has filed an election to operate as a Business Development Company under the Investment Company Act of 1940.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

During the three-month period ending September 30, 2005 the Company had revenues of $2,638. The Company had no revenue during the same three-month period ending September 30, 2004.

The Company  incurred  expenses  for  professional  fees in the amount of $8,017 during the three-month period ending September 30, 2005 compared to $16,980 during the three-month period ending September 30, 2004. This is a decrease of $8,973.

Other general and administrative expenses for the three-month period ending September 30, 2005 totaled $5,232 compared to $111,995 for the same three-month period ending September 30, 2004. This represents a decrease in the three-month period ending September 30, 2005 of $106,763 over the same period ending September 30, 2004.

Management fees and salaries during the three-month period ending September 30, 2005 and September 30, 2004 totaled $0.

The Company had a net loss of $(10,611) for the three-month period ending September 30, 2005 as compared to a net loss of $(128,984) for the three-month period ending September 30, 2004. This represents a decrease of $118,373 for the three-month period ending September 30, 2005 compared to the same three-month period ending September 30, 2004. The loss per share for the quarter in 2005 was $.05 compared to nominal in the same period in 2004.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

During the nine-month period ending September 30, 2005 the Company had revenues of $2,672. The Company had revenues of $15,185 during the same nine-month period ending September 30, 2004.

The Company incurred expenses for professional fees in the amount of $57,802 during the nine-month period ending September 30, 2005 compared to $18,490 during the nine-month period ending September 30, 2004. This is an increase of $38,312.

Other general and administrative expenses for the nine-month period ending September 30, 2005 totaled $132,347 compared to $136,986 for the same nine-month period ending September 30, 2004. This represents an decrease in the nine-month period ending September 30, 2005 of $4,639 over the same period ending September 30, 2004.

The Company had a net loss of $190,067 for the nine-month period ending September 30, 2005 as compared to a net loss of $140,291 for the nine-month period ending September 30, 2004. This represents an increase of $49,776 for the nine-month period ending September 30, 2005 compared to the same nine-month period ending September 30, 2004. The loss per share was $.014 in the nine-month period in 2005 compared to nominal in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand at September 30, 2005 of $629 and no receivables. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $336,636. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company decreased during the quarter from $260,500 as of June 30, 2005 to $146,834 as of September 30, 2005. This decrease was primarily attributable to the following: (i) the forgiveness by Barry and Frank Wien ("Wien") of $75,000 of the $150,000 promissory note due to them by the Company; (ii) the forgiveness by Wulf Rehder of the $14,000 promissory note due to him by the Company; (iii) the forgiveness by GHL Group, Ltd, which is owned by Gregory H. Laborde, of $25,000 of the debt due to GHL by the Company in connection with the exercise of Class A Warrants; and (iv) the forgiveness by Jeffrey Marcus of a $15,000 finder's fee due to him by the Company.

In connection with the forgiveness by Wien of the $75,000, the maturity date of the remaining $75,000 debt was extended to February 20, 2006, and Wien was granted an additional five and one-half percent of the post-merger shares of SOZG for an aggregate of twelve and one-half percent of the post-merger shares. GHL also issued Wien a promissory note in the amount of $75,000 due February 20, 2006, and this note is secured by 900,000 shares of the Company owned by GHL.

In connection with the forgiveness by Jeffrey Marcus, GHL issued to Marcus a promissory note in the amount of $15,000 due February 20, 2006, and secured the note by the pledge of 50,000 shares of the Company owned by GHL.

In connection with the forgiveness by Rehder, GHL issued to Rehder its promissory note in the amount of $14,000 due February 20, 2006.

GOING CONCERN

The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including in its proposed Regulation E offering, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. We intend to conduct a Regulation E Offering of up to 1,250,000 Units at $2.40 per Unit.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in internal controls.

There have been no changes during the quarter ended September 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 2005, the Company issued 24,000 shares of Common Stock to a shareholder for the exercise of Class A Warrants at $.25 per share for total gross proceeds of $6,000. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On September 12, 2005, the Company issued 100,000 shares of Common Stock to GHL Group, Ltd. upon the exercise by GHL of Class A Warrants at $.25 per share for total gross proceeds of $25,000. In lieu of paying cash upon the exercise of the warrants, the outstanding debt due to GHL from the Company was reduced in the amount of $25,000. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

4.1 Debt Restructuring Agreement dated as of September 30, 2005, by and between the Company, Barry Wien, Frank Wien, GHL Group. Ltd., and Jeffrey Marcus.

31 Certification of Chief Executive Officer and Principal Interim Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32   Certification  by  the  Chief  Executive   Officer  and  Principal  Interim
     Financial  Officer  pursuant to 18 USC Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INFINITY CAPITAL GROUP, INC.

Date:  November 14, 2005                     /s/ Gregory H. LaBorde
                                             -----------------------------------
                                             Gregory H. LaBorde,
                                             Chief Executive Officer and
                                             Principal Interim Financial Officer