Form 10KSB
period 2005-12-31
INFINITY CAPITAL GROUP, INC.
filed 2006-03-29
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _______________

                          Infinity Capital Group, Inc.
                        ------------------------------
                 (Name of small business issuer in its charter)

======================================== ===================================== =====================================
               Maryland                               000-30999                             16-1675285
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================


              80 Broad Street, 5th Floor, New York, New York 10004
                ------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (212) 962-4400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None                                 None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001
(Title of class)

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [_]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a shell filer (as defined in Rule 12b-2 of the Act)

         Yes      [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed quarter.

As of December 31, 2005, 1,180,187 shares of the Company's Common Stock, $.001 par value per share, were held by non-affiliates.

There were 5,739,187 shares of Common Stock of the Registrant outstanding as of December 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Website Access to Company's Reports

Infinity Capital Group, Inc.'s internet website address is www.infinitycapitalgroup.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are not yet available free of charge through our website. It is the intention of management to publish these reports on the Company's web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Until the reports are available on the company's web site anyone can request the report from the Company at the above address and the Company will furnish the report free of charge.

Transitional Small Business Disclosure Format (Check One)  Yes _____  No __X____



                                         TABLE OF CONTENTS

PART I                                                                                           PAGE

Item 1.           Description of Business                                                        3
Item 2.           Description of Properties                                                      30
Item 3.           Legal Proceedings                                                              30
Item 4.           Submission of Matters to a Vote of Security Holders                            30


PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters             31
Item 6.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                           31
Item 7.           Financial Statements                                                           33
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       33
Item 8A.          Controls and Procedures                                                        33
Item 8B.          Other Information                                                              33

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                                              34
Item 10.          Executive Compensation                                                         37
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters                                                40
Item 12.          Certain Relationships and Related Transactions                                 41
Item 13.          Exhibits, Financial Statement Schedules                                        41
Item 14.          Principal Accounting Fees and Services                                         42

SIGNATURES                                                                                       43

                                     PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING INFORMATION

         Some of the statements contained in this document and the documents incorporated herein are by reference. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained or incorporated by reference in this document involve known and unknown risks, uncertainties and other factors that may cause Infinity Capital Group, Inc.'s ("Infinity") actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Risk Factors" and elsewhere in this document and the documents incorporated herein by reference, and may include statements as to:

     -    our future operating results;

     -    our business prospects and the prospects of our portfolio companies;

     -    the impact of the investments that we expect to make;

     -    the ability of our portfolio companies to achieve their objectives

     -    our expected financings and investments;

     -    the adequacy of our cash resources and working capital; and

     - the timing of cash flows, if any, from the operations of our portfolio companies

         Infinity believes that the forward-looking statements contained in this document are reasonable based on the information available to us on the date of this document. We assume no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

         The Company was formed in April 2000 for the purpose of engaging in any lawful business only.

         The Company was incorporated under the laws of the State of Nevada on April 17, 2000 and is in the developmental stage. For the period of 2001 through 2003, the Company had no revenues or business. The Company has no full-time employees and owns no real estate.

         On April 29, 2005, Infinity Capital Group, Inc. ("Infinity") entered into a Plan of Merger with Fayber Group, Inc. Infinity Capital Group, Inc., a Maryland corporation, had acquired all shares outstanding of Fayber Group, Inc. for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation. The Company acquired 100% of Fayber Group, Inc. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note specifically for the purposes of entering into a merger with Fayber Group, Inc.

         Infinity Capital Group, Inc. intends to act as a Business Development Company under the Investment Company Act of 1940.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See "Financial Statements," Item 7 below.


                         GENERAL DESCRIPTION OF INFINITY

         Infinity Capital Group, Inc. is a non-diversified closed-end management investment company which has filed a notice of election to be regulated as a business development company under the 1940 Act. Infinity was incorporated on July 8, 2003, in Maryland. Infinity has its principal office located at 80 Broad Street, 5th Floor, New York, New York 10004, and its telephone number is (212) 962-4400.

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

BUSINESS OF INFINITY

         We are in the business of providing growth capital to small businesses and assisting these companies and actively helping to build those companies. We will focus on emerging growth companies that satisfy our Company's minimum financial or "quantitative" as well as qualitative criteria prior to our investment. Typically, our quantitative criteria precludes us from investing in any company that has not yet begun operations or is otherwise at the start up stage of development. We have chosen to focus on businesses that have a minimum operating history of one year with a revenues run rate approaching or in excess of one million dollars and which are seeking capital to expand their business product or service offerings or seek capital to access the public equity markets via a near term Offering or merger with another corporation. By focusing on companies that are in the expansion and mezzanine round of financing, we can be classified as a later stage venture capital firm. In the past 20 years, venture capital has become a multibillion dollar industry that is recognized as one of the country's primary sources of economic growth. The principal reasons for the growth of the venture capital industry have been (i) the industry's investment rate of return and (ii) the industry's ability to demonstrate that the high risks of loss inherent in investing in unproven companies can be significantly mitigated through (a) investing in a number of companies in a balanced portfolio and (b) active involvement in the management of the individual portfolio companies.

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

         CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and active involvement in the management of our portfolio companies. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early stage companies, (ii) acquiring significant interests in one or more portfolio companies that have a positive cash flow; (iii) co-investing in portfolio companies with other professional venture capital investors; and (iv) investing primarily in portfolio companies where we have a defined exit strategy from the outset. While we believe that active involvement in the management of portfolio companies is essential to achieving our investment objectives, we may not always provide significant managerial services to all of our portfolio companies. Any single venture capital investment is risky. Many will not provide any gain, and some will be complete losses. Professional venture capital investors expect, however, that the gains on successful investments will offset the losses and provide a satisfactory percentage return on the entire portfolio. However, investors are cautioned that due to the limited amount of our net assets at the end of this Offering, we may not be able to adequately diversify these assets to minimize the risks of loss associated with a non-diversified investment portfolio. We intend on increasing our net assets through additional equity offerings in the future but we cannot be assured that we will be successful in raising such additional capital or be able to complete this Offering by becoming fully subscribed.

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

         We believe that our relationship with our future portfolio companies will offer many of the benefits of both the private venture capital financing model and the strategic investor financing model without most of the related drawbacks. By raising investment capital for our portfolio companies through an offering of our own Common Stock to the public and actively working to create a secondary market for such Common Stock, we anticipate having greater financing flexibility and tolerance for allowing further development of our eligible portfolio companies prior to their sale or their initial public offerings. By creating an actively traded secondary market for our Common Stock, we hope to have access to additional equity capital that may be needed for follow on investments. Thus, unlike a traditional venture capital fund, we will seek to create a secondary market for our Common Stock with sufficient depth and liquidity to allow us to access additional equity capital more easily than such capital could be attained through private placements to select investors and investment pools. We believe that we will have a greater ability to raise capital for "follow on" investments for our portfolio companies than a traditional private venture capital fund that is fully invested. We may not be successful in raising additional funds for such follow on investments or in establishing and sustaining an actively traded secondary market for our stock.

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

DESCRIPTION OF INTENDED OFFERING

         The Company intends to offer 1,250,000 Units ("Units") to the public on a "best efforts" basis. Each Unit will consist of three shares of common stock ("Shares"), and one Class C Common Stock purchase warrant for a maximum aggregate of $3,000,000 or $2.40 per unit. The Class C Common Stock purchase warrant will entitle its owners to purchase one share of our Common Stock for $1.50 per share until December 1, 2009, at which time they will expire. If all of the Units are sold, and all of the warrants are exercised, the Company would also receive gross proceeds of $1,875,000. The Offering is anticipated to commence in mid 2006.

USE OF PROCEEDS OF INTENDED OFFERING

         If we receive Offering proceeds we will pay out certain offering costs associated with the intended Offering including expenses advanced by our management team, commissions, and finder's fees. The following table assumes we become fully subscribed in the Offering and that we have raised the aggregate amount of $3,000,000. Notwithstanding these initial costs, the remaining funds raised pursuant to the Offering are estimated to be allocated as follows:

                                                                                 Amount           Percent

Gross Offering Proceeds......................................................... $3,000,000.00    100.00%
First-year Operating Costs ...................................................      797,440.00     26.58%
                                                                                 --------------   ---------
Amount Available for Investment, Subsequent Years
Operating Costs and Distribution Expenses.......................                 $2,202,560.00      73.42%

         The following table sets forth the estimated Next Year Operating Costs (other than broker commissions and/or finders fees) which are anticipated to be incurred by the Company during its next 12 months of operations.

OTCBB Filing and Listing Fees / Blue Sky Registration Costs...     $   59,440.00
Salaries/Benefits.............................................     $  320,000.00
Legal/Accounting Fees/Insurance...............................     $  228,000.00
Office Rent/Telephones/Utilities/Travel.......................     $  128,000.00
Working Capital...............................................     $   62,000.00
Amount Available for Investment...............................     $2,202,560.00
Total  .......................................................     $3,000,000.00

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

         The Company intends on managing the Net Proceeds it may achieve from its Offering as follows: (A) We may invest a portion of the proceeds in connection with the acquisition of a yet to be identified private company looking to go public via Satellite Organizing Solutions, Inc. (Pink Sheets:
SOZG), a Portfolio Company of Infinity in accordance with a future merger and investment term sheet between the private company, and Infinity. In addition, management is currently evaluating several potential investment opportunities. Such future merger and investment term sheet, or portfolio investment sheet, shall be disclosed on a Form 8K as soon as Letter of Intent is executed. (B) Pending investment in venture financing transactions and pending distributions of the balance, we will invest the balance of our Net Proceeds in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities;
(ii) repurchase  agreements fully collateralized by U.S. government  securities;
(iii) short-term high-quality debt instruments of U.S. corporations; and (iv) pooled investment funds whose investments are restricted to those described above.

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

         QUANTITATIVE CRITERIA. Infinity will seek to invest 90% of Infinity's total investment capital in equity of companies that meet the following criteria:

         o        The company has been in operations for a minimum of one year;

         o The company has a minimum annual revenue run rate approaching or in excess of $1,000,000;

         o The company has a positive EBITDA run rate, or through deleveraging and/or through additional equity capitalization, the company will have a positive EBITDA.

         o The company has cash to fund its operations for a minimum of six months;

         We will not change the quantitative criteria we will require of our portfolio companies. It is our goal to invest solely in profitable or near profitable companies which have been operating for at least one fiscal year and have an annual revenue run rate approaching or in excess of one million dollars. However, we may invest in companies which do not have a minimum annual revenue run rate approaching or in excess of one million dollars if such company is publicly traded and we have determined that an investment in the securities of such company is reasonable and will allow us to exit our investment within twenty four months, either through registration of the securities we have purchased or through resale pursuant to the provisions of Rule 144 of the Securities Act. We define a "revenue run rate" as the anticipated revenues to be received within the next twelve months based upon the most recent operating results as modified for anticipated changes. We will limit our investment to $500,000 (or in the event that Company's net assets exceed $5,000,000, then 10% of such Company assets) in public companies which do not meet our quantitative criteria.

         Although we will seek to invest in companies with existing positive EBITDA (Earnings before interest, income taxes, depreciation and amortization), we will consider turn around situations where we can clearly identify the source(s) of financial distress and we can through our investment, or through co-investment with other private equity funding sources, readily ascertain performance improvements that will result from deleveraging or through equity placement. We will not change our investment intent of investing in a diverse array of industries by restricting our investment criteria to any single industry or sector.

         Our goal is to identify and invest in portfolio companies whose equity has the potential for significant appreciation, and to minimize portfolio losses by careful selection of such portfolio companies, diversification and active participation in the management of portfolio companies. Upon the successful completion of this Offering, we will seek to raise additional equity capital to invest in companies engaged in businesses in our opinion have strong growth forecasts in the upcoming several years. We intend to invest in companies in various industries that are seeking to expand their market position and which are at a stage of development that would benefit from our business development and management support, financing, and market knowledge.

         We expect to realize value for our shareholders by selling the equity securities of our portfolio companies for a profit, either to private investors or by taking the portfolio companies public. We do not anticipate paying any dividends or making other distributions until such time as we realize proceeds from the sale of one of our investments. Until such time as Infinity is qualified and has elected to be taxed as a RIC, dividends will be declared as deemed appropriate by our Board of Directors. If RIC status, then dividends will be paid out in accordance with RIC rules. We may not be successful in selling any equity securities of our portfolio companies for a profit at any time in the future.

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

         Our investment will typically be negotiated directly with the issuer in private transactions. Our investments in portfolio companies may be in the form of common stock or in the form of preferred stock and/or debentures that is convertible into common stock under certain circumstances, including the sale by the company of shares of its common stock in an initial public offering or secondary distribution, post merger with a publicly traded company. Preferred stock offers many advantages over common stock, including:

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

         We retain the right to invest in other assets if we believe that such alternative investments are in your best interests. Such other assets might include, debt securities such as debentures (which may be or may not be convertible into equity securities) and warrants or options to purchase equity securities.

         After our initial investment, we anticipate that we will often provide additional or follow on financing or introduce our portfolio companies to other private equity funding sources for such follow on investments.

INVESTMENT CRITERIA

         STAGE OF DEVELOPMENT CRITERIA. We are a special situations Company. We will primarily look for opportunities which we believe will provide our stockholders with a return on investment within a short period of time, typically less than twenty four months. Our objective is to invest in private corporations which meet our quantitative requirements as previously described as well as qualitative requirements that we look for in each investment opportunity. In addition, we will look to invest in public corporations which have a small market capitalization but which either have shifted in business direction, been subject to a reorganization or recapitalization or other significant change. In such instances, we may relax our quantitative requirements with the view to assist such companies in developing a strategic business plan which may include merger or acquisition of other private operating businesses which may be synergistic to the existing business of the public corporation. Our ultimate goal in providing such managerial assistance is to provide the portfolio company and its shareholders with a new and valuable growth strategy as well as benefit our stockholders with an opportunity to profit from our ability to restructure and assist an otherwise dormant corporation in regaining investment value. In addition, by assisting small distressed public corporations realign themselves with new operations as well as benefit our private portfolio companies with an opportunity to access the public equity markets via merger, we will essentially provide positive and valuable assistance to stockholders of the merged entities. In the event that the Company's net assets exceeds $10 million, we may seek to diversify our portfolio based on the stage of development of eligible portfolio companies by limiting our aggregate investment in securities of companies that, in the opinion of the Board, are in the start-up stage to a maximum of 5% of our total assets, except that we may invest up to 2% of Infinity's total assets in securities of companies that, in our opinion, are in the seed capital stage. We will seek to invest the remainder of our assets in securities of companies that, in our opinion, are in the expansion stage or mezzanine stage. Infinity may invest in seed capital stage companies for strategic purposes, with the goal of making additional, larger investments if the company succeeds. For purposes of these investment guidelines, the stages of development are defined as follows:

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

         QUALITATIVE CRITERIA. All potential portfolio companies will first be evaluated and assessed based on their relative stage of development and the quality of an investment in such portfolio company based on the above criteria. Once Infinity's management team has determined that a potential portfolio company satisfies the above criteria and is suitable for investment, it will then be evaluated using the eight step process described below. After completion of the process, receipt and review of all internal and outside reports and evaluations of the potential portfolio company, the Board will submit the matter of investing in the potential portfolio company to a vote. If the Board approves the investment, Infinity will then proceed with a written offer, establish a disbursement of proceeds schedule, and prepare appropriate documents to reflect Infinity's investment and any management service contracts between the potential portfolio company and Infinity.

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

     o    Marketing plan.

     o Discussion of conflicts of interest with investors together with steps being taken by the portfolio company to mitigate such conflicts of interest and to protect against future conflicts of interest.

     o    Resumes for all key officers/managers.

(2) EVALUATE POTENTIAL MARKET. We have developed relationships with many experts, who represent a valuable source of information about a target investment's market. We will call upon these contacts as well as create new ones in the markets of each company seeking funding. As we evaluate markets, we must become confident that the company can attain a competitive market position over time.

(3) EXAMINE STRUCTURE OF BUSINESS MODEL. We will examine the structure upon which the business plan is built. The Board has indicated a distinct bias toward business models calling for high gross margins and relatively low capital intensiveness. Such businesses have the potential for higher internally sustainable growth rates than average and superior return on equity invested. In addition, we will require, whenever possible, implementation of the following policies into the articles, bylaws or operating agreements of its portfolio companies:

     o There can be only one class of common shares, all with equal voting rights, and all distributions of capital or earnings can only be made to all members based upon their percentage interest without preference;

     o Compensation of the key officers/managers and their affiliates, including, but not limited to, all salary, bonuses, commissions and/or fees, shall be based upon the success of the portfolio company in reaching predetermined milestones;

     o The primary responsibility of the management/officers of the entity is to serve as fiduciaries charged with serving the best interests of the stockholders/members even when such interests may be in conflict with the management, officers or other employees of the entity; and

     o    No "poison pill" defenses to takeovers will be allowed.

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

(5) CALL CUSTOMERS AND SUPPLIERS. We intend to call a number of current and/or prospective customers and suppliers to get a sense of how they view the targeted investment including its products and the market.

(6) EVALUATE PRODUCTS/TECHNOLOGY. As part of our analysis, we will evaluate the target investment's current products, development pipeline and underlying technology. To evaluate technology, we will not rely on in-house expertise alone, but will contact and hire appropriate specialists and consultants.

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

     o An opinion from auditors regarding the fully paid and nonassessable character of the company's shares; and

     o    All shareholder correspondence with the company for the last year.

         LACK OF DIVERSIFICATION. As a BDC, we must invest at least 70% of our total assets in Qualifying Assets consisting of eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to its shareholders, we intend over time to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of size of this current Offering, and our plan to invest in no more than three to four eligible portfolio companies, we will initially be classified as a "non-diversified" closed end investment company under the 1940 Act. Until we qualify as a "regulated investment company," we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code nor will we receive favorable pass through tax treatment on distributions made to shareholders. We plan to raise additional funds in the future and to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We may not be able to raise any additional funds nor meet those requirements.

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

         TAXATION OF INFINITY AS AN ORDINARY CORPORATION. It is anticipated that Infinity will seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. Unless and until Infinity meets these requirements, it will be taxed as a C corporation on its taxable income for that year (even if that income is distributed to shareholders) and all distributions out of its accumulated and current earnings and profits will be taxable to shareholders as dividends; thus, such income will be subject to tax both at the corporate and shareholder levels. A corporate shareholder, however, may be entitled to a dividends-received deduction. One factor in Infinity's ability to meet the diversification requirement necessary to qualify as a RIC is raising additional capital subsequent to the Offering to enable investment of sufficient amounts on a diversified basis as required by the RIC rules. There can be no assurance that Infinity will raise additional capital and Infinity may not meet the requirements to qualify as a RIC.

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

RISK FACTORS

OUR SECURITIES INVOLVE A HIGH DEGREE OF RISK, INCLUDING, BUT NOT NECESSARILY LIMITED TO, THE SEVERAL FACTORS DESCRIBED BELOW. EACH PROSPECTIVE INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF INFINITY AND THE OFFERING BEFORE MAKING AN INVESTMENT DECISION.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

         LIMITED RESOURCES; LIMITED SOURCE OF REVENUES; LIMITED Operating History. We have limited resources and limited operating history. We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has limited experience in identifying, evaluating and acquiring prospective businesses in which we may ultimately invest. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. Prior to the completion and during the initial stages of this Offering, we have very limited resources and will rely on advances made by our management team. In addition, we will not achieve any revenues (other than interest income upon the proceeds of this Offering) until, at the earliest, we sell our investment securities in one or more eligible portfolio companies for a profit. We could require substantial time to become fully invested or to complete this Offering. Pending investment, all cash that we have received pursuant to this Offering will be committed to short-term, high grade investments that present relatively low investment risk but provide a correspondingly low return. We will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of our management team, under the supervision of our Board of Directors. There can be no assurance that we will attain our investment objective. The management team will have primary responsibility for the selection of companies in which we will invest, the terms of such investments and the monitoring of such investments after they are made. However, not all of the management team will devote all of their time to managing us. These factors may affect our returns.

         BDC STATUS. We have filed with the Securities and Exchange Commission our election to be regulated as a Business Development Company under the Investment Company Act of 1940 ("1940 Act") and be subject to Sections 54 through 65 of said 1940 Act ("BDC Provisions"). Since making this election, the Company is subject to the provisions of 1940 Act as it applies to Business Development Companies.

         WE COMMENCED INVESTMENT OPERATIONS IN 2004, AND AS A RESULT HAVE A LIMITED OPERATING HISTORY. We commenced investment operations in 2004. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objective and that the value of your investment could decline substantially.

         REGULATIONS GOVERNING OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY WILL AFFECT OUR ABILITY TO AND THE WAY IN WHICH WE RAISE ADDITIONAL CAPITAL. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Senior securities are defined by the 1940 Act to include bonds, debentures, notes or similar obligations or instruments that are securities and evidence indebtedness and stock of a class having priority over any other class as to distribution of assets or payment of dividends. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

         We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options, or rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

         REGULATIONS GOVERNING OUR OPERATIONS AS A BUSINESS DEVELOPMENT COMPANY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS. Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

         IF WE ARE UNABLE TO SATISFY INTERNAL REVENUE CODE REQUIREMENTS FOR QUALIFICATION AS A RIC, THEN WE WILL BE SUBJECT TO CORPORATE-LEVEL INCOME TAX, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. After we elect, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. We will not qualify for this pass-through tax treatment if we are unable to comply with the source of income, diversification, or distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock.

         WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN PORTFOLIO COMPANIES AND AS A RESULT OUR INVESTMENTS WILL LACK DIVERSIFICATION. Based on the amount of our existing available funds, together with the funds from this offering, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

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

         NON-DIVERSIFIED STATUS. We will be initially classified as a "non-diversified" investment company under the 1940 Act. At such time as we meet certain asset diversification requirements, we intend to qualify as an RIC under the Internal Revenue Code and will thereafter seek to meet the diversification standards thereunder. Nevertheless, our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

RISKS RELATING TO OUR STOCK

         INVESTING IN OUR STOCK IS HIGHLY SPECULATIVE AND YOU COULD LOSE SOME OR ALL OF THE AMOUNT YOU INVEST. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of any investment in our shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies. General economic conditions, and general conditions in the industries within which we may invest, will also affect our stock price.

         INVESTING IN OUR SHARES MAY BE INAPPROPRIATE FOR AN INVESTORS RISK TOLERANCE. The Company's investments in accordance with its investments objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. Our investment in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for you.

         THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SHARES AND TRADING MAY OR MAY NOT COMMENCE IN THE REASONABLE NEAR FUTURE. ADDITIONALLY, BECAUSE WE ARE A CLOSED END INVESTMENT COMPANY, OUR SHARES MAY TRADE AT A DISCOUNT TO NET ASSET VALUE. There is currently no secondary market for our shares and there is no assurance that one will develop in the near future, if ever. We intend to seek application to be listed on the over-the-counter bulletin board trading facility ("OTCBB"). Despite our adherence to a dividend distribution of our net capital gains on a quarterly basis which is favored by market participants, we cannot assure that our shares will trade at or above our net asset value. In fact, it is common of publicly traded closed end investment companies to trade at a discount to their net asset value. Additionally, because we are a closed end investment company, we cannot redeem our shares on an ongoing basis and our stockholders cannot exchange their shares of our common stock for shares of any other fund.

         WE ARE A CLOSED END INVESTMENT COMPANY AND WILL NOT REDEEM OUR SHARES. HISTORICALLY, THE SHARES OF CLOSED-END INVESTMENT COMPANIES, AND BUSINESS DEVELOPMENT COMPANIES IN PARTICULAR, HAVE TRADED AT A DISCOUNT TO THEIR NET ASSET VALUE. We are a closed end company and will not redeem our shares at the request of shareholders and shareholders cannot exchange shares of our common stock for shares of any other investment company. This means that if you wish to sell our shares you must do so on the market at the then prevailing price. Historically, the shares of closed end investment companies have traded at a discount to their net asset value. Although closed end investment companies which distribute net gains in the form of dividends do not trade at a discount, there can be no assurance that we will realize any net capital gains to distribute in the form of dividends in the foreseeable future and thus cannot rely on such positive trading results. Business development companies typically trade at even deeper discounts than other closed end investment companies.

         DISCRETIONARY USE OF PROCEEDS. Our management team will have broad discretion with respect to the specific application of the net proceeds of our Offering, although substantially all of the net proceeds from our Offering, (after payment of salaries to our management team, commissions, reimbursements of advances made by either Adviser, blue sky, printing and mailing costs) are intended to be used for investments in eligible portfolio companies.

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

         THERE IS A RISK THAT INVESTORS MAY NOT RECEIVE DIVIDENDS OR THAT OUR DIVIDENDS MAY NOT GROW OVER TIME. We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

         OUR OFFICERS AND DIRECTORS WILL CONTINUE TO HAVE SUBSTANTIAL OWNERSHIP IN US AFTER THE INTENDED OFFERING AND THIS COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL. After the completion of the intended offering and assuming all of the shares of common stock are sold, Gregory H. Laborde, our Chairman and Chief Executive Officer, will beneficially own approximately 41.72% of the outstanding shares of our common stock and our Directors and Officers as a group will own approximately 48.04% of our shares. As a result current management will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC because of their voting block. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

         IF WE DO NOT INVEST THE PROCEEDS OF THE INTENDED OFERING IN A TIMELY MANNER, OUR RETURNS TO STOCKHOLDERS WILL BE SIGNIFICANTLY LOWER. We have estimated that it may take us up to two years to invest all the cash proceeds from the intended offering in the types of investments we intend to make. We can give no assurance that we will be successful in meeting that estimate. To the extent that it takes us longer to invest the cash proceeds from any offering, the returns to stockholders are likely to be less than if we invested the proceeds over the time period we have allotted.

         WE HAVE NOT YET IDENTIFIED ALL OF THE PORTFOLIO COMPANIES IN WHICH WE WILL INVEST. Our investments are selected by our management team, subject to the approval of our Directors, and stockholders do not have input into investment decisions. Both of these factors increase the uncertainty, and thus the risk, of investing in our common stock or warrants.

RISKS RELATING TO OUR INVESTMENTS

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

         INVESTMENT IN PRIVATELY-HELD COMPANIES PRESENTS CERTAIN CHALLENGES, INCLUDING THE LACK OF AVAILABLE INFORMATION ABOUT THESE COMPANIES, A DEPENDENCE ON THE TALENTS AND EFFORTS OF ONLY A FEW INDIVIDUAL PORTFOLIO COMPANY MANAGERS AND A GREATER VULNERABILITY TO ECONOMIC DOWNTURNS. Infinity will primarily focus on public companies and we will invest in privately-held companies in the process of becoming public or expecting to become public in the future. Generally, very little public information exists about these companies and we will be required to rely on the ability of the management team to obtain adequate information to evaluate the potential returns from investing in these companies. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

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

RISKS OF THE COMPANY

         WE MAY NOT REALIZE RETURNS ON OUR INVESTMENTS IN PORTFOLIO COMPANIES FOR SEVERAL YEARS. THUS, AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS ONLY APPROPRIATE FOR INVESTORS WHO DO NOT NEED SHORT TERM LIQUIDITY IN THEIR MONEY. We intend to make investments as quickly as possible consistent with our investment objective in those investments that meet our criteria. However, it is likely that a significant period of time will be required before we are fully subscribed in this Offering and an additional amount of time before we are able to fully invest the proceeds of this Offering. A majority of the securities that we will own in our portfolio companies will be "restricted" under Rule 144 of the Securities Act and thus cannot be sold unless we satisfy the requirements of Rule 144. Accordingly it will likely be one or more years before we are able to sell the entire position that we hold in an eligible portfolio company and make any distributions of gains to our stockholders.

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

         ILLIQUID NATURE OF INVESTMENTS. We anticipate that substantially all of our portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist, or if such a market does in fact exist, that it may not have sufficient depth and liquidity to allow us to quickly sell our shares. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act, or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions. Venture capital investments in the securities of portfolio companies are privately negotiated transactions. There may be no established trading market in which such securities can be sold. In the case of warrants or equity securities in private companies, we generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases our warrants or equity securities or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the portfolio company's financial results as well as general economic and equity market conditions. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, our ability to sell such securities may be limited by the lack of or limited nature of a trading market for such securities. When restricted securities are sold to the public, Infinity, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the Securities Act, and be subject to potential liabilities as such under that Act. Because of the illiquid nature of our investments, a substantial portion of our assets will be carried on its books at fair value as determined by the Board. This value will not necessarily reflect the amount which could be realized upon a sale.

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

            A SIGNIFICANT PORTION OF OUR INVESTMENT PORTFOLIO IS AND WILL CONTINUE TO BE RECORDED AT FAIR VALUE AS DETERMINED IN GOOD FAITH BY OUR BOARD OF DIRECTORS AND, AS A RESULT, THERE IS AND WILL CONTINUE TO BE UNCERTAINTY AS TO THE VALUE OF OUR PORTFOLIO INVESTMENTS. Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We will not be permitted to maintain a general reserve for anticipated losses. Instead, we will be required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith. The types of factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

         OUR PORTFOLIO IS AND MAY CONTINUE TO BE CONCENTRATED IN A LIMITED NUMBER OF PORTFOLIO COMPANIES AND INDUSTRIES, WHICH WILL SUBJECT US TO A RISK OF SIGNIFICANT LOSS IF ANY OF THESE COMPANIES DEFAULTS ON ITS OBLIGATIONS UNDER ANY OF ITS DEBT INSTRUMENTS OR BY A DOWNTURN IN THE PARTICULAR INDUSTRY. Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our goal to qualify as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

         WE MAY NOT CONTROL ANY OF OUR PORTFOLIO COMPANIES. We may not control any of our portfolio companies, even though we may have board representation or board observation rights. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, may take risks or otherwise act in ways that do not serve our interests.

         WE MAY NOT REALIZE GAINS FROM OUR EQUITY INVESTMENTS. Our goal is ultimately to dispose of the equity interests we acquire from our portfolio companies and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

         OUR ABILITY TO INVEST IN CERTAIN PRIVATE AND PUBLIC COMPANIES MAY BE LIMITED IN CERTAIN CIRCUMSTANCES. As a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We expect that substantially all of our assets will be "qualifying assets," although we may decide to make other investments that are not "qualifying assets" to the extent permitted by the 1940 Act.

         Currently, if we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time that we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

         Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

         The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association.

         Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and we may be required to adjust our investment focus to comply with any future administrative position or action taken by the SEC.

         THE INABILITY OF OUR PORTFOLIO COMPANIES TO COMMERCIALIZE THEIR TECHNOLOGIES OR CREATE OR DEVELOP COMMERCIALLY VIABLE PRODUCTS OR BUSINESSES WOULD HAVE A NEGATIVE IMPACT ON OUR INVESTMENT RETURNS. The possibility that our portfolio companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our investment. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology related products and services often have a more limited market or life span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect our investment return. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

         The Company intends to use its "best efforts" to sell to the public up to 1,250,000 Units at $2.40 per Unit ("Offering"). Each Unit consists of 3 shares of Common Stock ("Shares") and one Class C Warrant. The warrant entitles each holder to purchase one Share at any time through December 1, 2009 at $1.50 per share. The Offering will terminate no later than March 30, 2007, provided, that the Company reserves the right to terminate the Offering at any time whatsoever. There is no minimum offering amount and proceeds received by the Company will be placed directly into the accounts of the Company.

         We plan to offer our shares directly to the public through the efforts of our management team. The Company may also offer Units through broker-dealers who are members of the National Association of Securities Dealers, Inc. ("NASD"). On sales made directly to the public by the Company, no commission or any other form of remuneration will be paid. On sales made by NASD broker-dealers, a commission of up to 10% of the dollar amount of the Units sold by such broker will be paid. As of the date of this Offering Circular, no broker has been retained or is under any obligation to purchase any Units in the Offering.

PORTFOLIO COMPANIES

            The following table sets forth certain information as of December 31, 2005 regarding each portfolio company in which we had an investment. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.



---------------------------- --------------------- -------------------- ------------------- --------------------- -----------------
    Name and Address of         Nature of Its           Title of          Percentage of      Cost of Investment       Fair Value at
     Portfolio Company        Principal Business   Securities Held by       Class Held                                 12/31/2005
                                                           Us
---------------------------- --------------------- -------------------- ------------------- --------------------- -----------------
Midland International        Wireless              Common               12.82%              $42,000               $210,500
Corp. (OTC:BB:MLIC)          Communications
765 15th Sideroad
King City, ONT L7B 1K5
---------------------------- --------------------- -------------------- ------------------- --------------------- -----------------
Heartland, Inc.              Structured Steel      Common               >.1%                $10,985               $23,963
(OTC:BB:HTLJ)                Products
3300 Fernbrook Lane
Plymouth, MN 55447
---------------------------- --------------------- -------------------- ------------------- --------------------- -----------------
Satellite Organizing         Virtual Assistance    Common               71.3%               $136,326              $183,750
Solutions, Inc. (Pink
Sheets: SOZG)
80 Broad St., 5th Floor
NY, NY 10004
---------------------------- --------------------- -------------------- ------------------- --------------------- -----------------


                        DETERMINATION OF NET ASSET VALUE

         We determine the net asset value per share of our common stock quarterly. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

         At December 31, 2005, approximately 194% of our total net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors. In making its determination, our board of directors considers valuation appraisals provided by an independent valuation service provider. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

         There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate.

         With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

         Our board of directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

         We have retained Chartered Capital Advisers, Inc. to provide us with quarterly valuations of our portfolio of equity securities.

DILUTION. The present shareholders of the Company have acquired an interest in the Company at a total cost substantially less than the total cost the public investors will pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of December 31, 2005 the Company had a total of 5,739,187 shares of common stock outstanding which equals to a net asset value of $ 215,494 or $.04 per share of common stock.

CAPITALIZATION. The following table shows the number of shares outstanding as of December 31, 2005:

------------------------------------------------------------ ------------------
Common Stock                                                          5,739,187
------------------------------------------------------------ ------------------
Class "A" Warrants Outstanding                                          190,500
------------------------------------------------------------ ------------------
Class "B" Warrants Outstanding                                                0
------------------------------------------------------------ ------------------
Class "C" Warrants Outstanding                                                0
------------------------------------------------------------ ------------------

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

         In the event of a liquidation or dissolution of Infinity, the holders of the Common Stock shall be entitled to receive all of the net assets of Infinity after all outstanding Preferred stock, if any, has paid out its liquidation preference and any dividends. The assets so distributed to the stockholders shall be distributed among such stockholders, in cash or in kind at the option of the directors, in proportion to the number of full and fractional shares of the class held by them and recorded on the books of Infinity.

WARRANTS

         CLASS "A" WARRANTS FOR COMMON STOCK -  $.25

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.25 per share until November 15, 2008. 190,500 warrants are outstanding.

         CLASS "B" WARRANTS FOR COMMON STOCK - $.75

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.75 per share until December 1, 2009. 0 warrants are outstanding.

         CLASS "C" WARRANTS FOR COMMON STOCK - $1.50

         Each common stock purchase warrant will entitle the holder to purchase one share of common stock for $1.50 per share subject to adjustments for stock splits until December 1, 2009. 0 warrants are outstanding.

NOTE: Warrants can be redeemed by the Company at any time after the closing price of our Common Stock equals or exceeds $3.00 for five consecutive trading days. We may redeem some or all of our public warrants that have not been exercised prior to the Redemption date by giving 30 days' prior written notice and paying $.05 per public warrant.

ITEM 2 - PROPERTIES

FACILITIES

         As a result of the merger, the Company name has changed from Fayber Group, Inc. to Infinity Capital Group, Inc. The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company pays $100.87 for monthly rent for the use of this office space.

REAL PROPERTY

         None.

MINERAL PROPERTIES

         None.


ITEM 3 - LEGAL PROCEEDINGS

         As of  December  31,  2005,  the  Company  is not a party to any  legal
proceedings,   nor  does  management  believe  that  any  such  proceedings  are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) As of December 31, 2005, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:


         2004                               High                       Low
         ----                               ----                       ---
     1st quarter                            *                          *
     2nd quarter                            *                          *
     3rd quarter                            *                          *
     4th quarter                            *                          *


           2005                             High                       Low
           ----                             ----                       ---
     1st quarter                            *                          *
     2nd quarter                            *                          *
     3rd quarter                            *                          *
     4th quarter                            *                          *

*No quotations

         (b) As of December 31, 2005, there were 17 shareholders of record of the Registrant's common stock.

         (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

DIVIDENDS

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

         The Company had nominal operating revenues in 2005 and 2004. The Company experienced $211,949 in expenses for 2005 compared to $213,188 in 2004. The Company had a loss from operations of ($209,277) in 2005 compared to a loss from operations of ($197,405) in 2004. The Company had a net loss on investments of (614,174) in 2005 compared to a net gain on investments of 1,030,764 in 2004. In both years this was primarily due to the change in market value of the Company's investment in Midland International Corp. Net assets per share from operations decreased ($.15) in 2005 and increased $.16 in 2004. The Company will continue to have operating losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance at the end of the year in 2005 of $4,728 compared to $987 at year end 2004. The current liabilities exceed current assets by $237,828. The Company had $418,213 in non-controlled affiliate investments at year end. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

         The  notes  payable  of the  Company  decreased  during  the year  from
$192,500 as of December  31, 2004 to  $130,001  as of December  31,  2005.  This
decrease was attributable to the following: (i) The Company sold $56,750 of promissory in the first quarter. (ii) The Company retired a promissory note for $12,500 in the first quarter (ii) The Company sold $20,000 of promissory in connection with the acquisition of 100% of Fayber Group, Inc. (iii) the forgiveness by Barry and Frank Wien ("Wien") of $75,000 of the $150,000 promissory note due to them by the Company; (iv) the forgiveness by Wulf Rehder of the $14,000 promissory note due to him by the Company; (v) the forgiveness by GHL Group, Ltd, which is owned by Gregory H. Laborde, of $27,000 of the debt due to GHL by the Company in Connection with the exercise of Class A Warrants; and the forgiveness of a $2,000 loan (vi) the forgiveness by Jeffrey Marcus of a $15,000 finder's fee due to him by the Company. In connection with the forgiveness by Wien of the $75,000, the maturity date of the remaining $75,000 debt was extended to February 20, 2006, and Wien was granted an additional five and one-half percent of the post-merger shares of SOZG for an aggregate of twelve and one-half percent of the post-merger shares. GHL also issued Wien a promissory note in the amount of $75,000 due February 20, 2006, and this note is secured by 900,000 shares of the Company owned by GHL. In connection with the forgiveness by Jeffrey Marcus, GHL issued to Marcus a promissory note in the amount of $15,000 due February 20, 2006, and secured the note by the pledge of 50,000 shares of the Company owned by GHL. In connection with the forgiveness by Rehder, GHL issued to Rehder its promissory note in the amount of $14,000 due February 20, 2006. (vii) The forgiveness of $21,850 in exchange for the issuance of 43,700 shares of the Company (viii) The repayment of $9,999 of the $20,000 promissory note issued in connection with the acquisition of 100% of Fayber Group, Inc.

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

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months and it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

         The Company has a deficit in working capital and assets which may be illiquid. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including in its proposed Regulation E offering, until such time as a business combination or other profitable investment may be achieved.

         There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

         The critical assumption made by management of the Company is that the Company will continue to operate as a going concern. The following is contained in the notes to the financial statements and the company's auditors have expressed a concern that the Company may not be able to continue as a going concern.

         "The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern."


ITEM 7 - FINANCIAL STATEMENTS

         The response to this item is submitted as a separate section of this report beginning on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 11, 2005, the Board of Directors of Fayber Group, Inc. ("Fayber") approved a change in auditors. The Board of Directors approved the dismissal of Comiskey and Company as Fayber's independent public accountants and the selection of Larry O'Donnell, CPA P.C. as their replacement.

         Ron Chadwick, CPA, performed the audit for 2004 for Infinity Capital Group, Inc. before its merger with Fayber Group, Inc. Larry O'Donnell, CPA, P.C. was the auditor pre-merger (with Fayber Group) and remains the auditor of record.


ITEM 8A - CONTROLS AND PROCEDURES

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


ITEM 8B - OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at December 31, 2005 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

Gregory H. Laborde                  CEO and Chairman
                                    of the Board              Annual

Theodore A. Greenberg               CFO, CIO and Secretary    Annual

Steven Katz                         Senior Vice President     Annual


The persons who are directors of the Registrant at December 31, 2005 are:

         NAME                                        AGE
         ----                                        ---
         Gregory H. Laborde*                         41
         Theodore A. Greenberg*                      46
         Steven Katz*                                57
         Pierce McNally                              57
         Conrad Huss                                 54
         Dr. David W. Sear                           60
         John J. Moroney                             51

         *Interested Directors of Infinity within the meaning of the 1940 Act.

BUSINESS EXPERIENCE

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         GREGORY H. LABORDE, age 41, President, Chief Executive Officer and Chairman of the Board, has over 18 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of Satellite Organizing Solutions, Inc. (SOZG: Pink Sheets), and is the former President & CEO of Azonic Corporation (now renamed Midland International Corp. (MLIC:OTCBB) a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

         THEODORE A.  GREENBERG,  age 46,  Director,  Chief  Financial  Officer,
Secretary and Chief Investment Officer as of November 15, 2005, is a senior financial executive with more than 20 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

         STEVEN KATZ, age 57, Director and Senior Vice President - Business Development as of November 15, 2005, is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001 Mr. Katz was also President, Chief Operating Officer and a director of Senesco Technologies, Inc., (AMEX: SNT), a company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Boards of Directors of a number of publicly-held corporations, Biophan Technologies, Inc. (OTCBB: BIPH), Health Systems Solutions, Inc. (OTCBB:HSLN), NanoScience Technologies, Inc. (OTCBB: NANS), USA Technologies (OTCBB:USTT), and several companies in registration to go public including IbuyDigital.com, Inc., and Vivid Learning Systems, Inc.

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

           CONRAD R. HUSS, age 54, Director, is a financial professional with over twenty-five years of investment banking and operating experience. Mr. Huss graduated from New York University with a BS in Accounting and Finance, and received his MBA from Adelphi University. Over the course of his career, Mr. Huss has served as Managing Director for a number of investment banking units at small and middle market firms, as a Founding Partner of a boutique bank specializing in technology and health care, and as Chief Executive Officer of a medical technology company.

         Presently, Mr. Huss is a principal at Berwyn Capital, LLC, a boutique Investment Bank focusing on emerging growth companies.

         Previously, Mr. Huss was Managing Director at Hobbs Melville Securities Corp. where he was responsible for overseeing and managing the Investment Banking department, capital markets and administrative functions. Prior to Hobbs Melville, Mr. Huss served as the Managing Director for Auerbach, Pollak & Richardson, Inc. There, he specialized in the technology, health care and consumer product industries and developed operating plans for the banking department, among other initiatives. Mr. Huss previously served as Managing Director, Corporate Finance at Credit Lyonnais USA, Inc. He was responsible for originating transactions for both domestic and non-US clients and for cross-border merger & acquisition assignments and equity offerings.

         Mr. Huss served as the Chief Executive Officer at Matrix Instruments Inc., a public medical technology company.

         Mr. Huss began his career in the management training program at Pepsico Inc. and held a series of positions in business development and the mergers and acquisitions and group.

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

         JOHN J. MORONEY, age 51, Advisory Director, graduated from Fordham University with a B.S. in 1975 and received his MBA in 1977 from Fordham University.

         From 2004 to Present he has been President, CEO and Director of Juvent, Inc., located in Somerset, New Jersey. Juvent, Inc. is a company focused on the development of a medical device that provides patients with a unique, non-invasive, and low-cost alternative to the conventional pharmaceutical therapies currently used in the treatment of osteoporosis, osteopenia, and related conditions.

         From 1992 to 2002 he was President, CEO, Co-Founder and Chairman of Flemington Pharmaceutical Corporation located Flemington, New Jersey (now NovaDel Pharmaceuticals). NovaDel is a publicly-held (AMEX: NVD) drug development company engaged in the development of novel application drug delivery systems for presently marketed prescription, OTC,and veterinary rugs utilizing its patented lingual spray delivery system.

         From 1983 to Present he was President of Landmark Financial Corporation located in Spring Lake, New Jersey. Landmark is a provider of corporate finance services to emerging growth companies in the healthcare sector, specializing in merger and acquisition and product licensing work. Landmark was an affiliate of New York-based investment banking firm Ladenburg, Thalmann from 1984 -1991, during which time Mr. Moroney held the position of Managing Director.

         No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and

Exchange   Commission.   Officers,   directors  and  greater  than  ten  percent
stockholders  are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

         The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

         None.

CONFLICTS OF INTEREST

         Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2005 (1) to each of our executive officers and (2) to all officers as a group.

------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Gregory H. Laborde,      2003              0        0              0           0                0                         0
President & CEO          2004 (1)          0        0              0           0                0                         0
                         2005 (2)          0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Theodore A. Greenberg,   2003              0        0              0           0                0                         0
CFO, CIO & Secretary
                         2004 (3)          0        0              0           0                0                         0
                         2005 (4)          0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Steven Katz, Senior      2003              0        0              0           0                0                         0
V.P. Business
Development              2004              0        0              0           0                0                         0
                         2005 (5)          0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2003              0        0              0           0                0                         0
                         2004              0        0              0           0                0                         0
                         2005              0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $36,250. The payment was included in general administrative expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $37,820. The payment was included in general administrative expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(3) Theodore A. Greenberg billed the Company $15,000 for consulting services. The compensation was billed but not actually paid and is included in account payables.
(4) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.
(5) Steven Katz & Associates, a company affiliated with Steven Katz, billed the Company $18,000 for business plan consulting services. Steven Katz & Associates was paid $6,000 included in general administrative expenses and $12,000 was billed but not actually paid and is included in account payables.



                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (to December 31, 2005)

----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Gregory H. Laborde      2003                     0             0               0                    0                           0
                        2004 (1)                 0             0               0                    0                           0
                        2005 (2)                 0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Theodore A. Greenberg   2003                     0             0               0                    0                           0
                        2004 (3)                 0             0               0                    0                           0
                        2005 (4)                 0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Steven Katz             2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005 (5)                 0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Pierce McNally          2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Conrad Huss             2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Dr. David W. Sear       2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
John J. Moroney         2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Directors as a Group    2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $36,250. The payment was included in general administrative expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $37,820. The payment was included in general administrative expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(3) Theodore A. Greenberg billed the Company $15,000 for consulting services. The compensation was billed but not actually paid and is included in account payables.
(4) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.
(5) Steven Katz & Associates, a company affiliated with Steven Katz, billed the Company $18,000 for business plan consulting services. Steven Katz & Associates was paid $6,000 included in general administrative expenses and $12,000 was billed but not actually paid and is included in account payables.

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

EXECUTIVE COMPENSATION

         Infinity's management team currently consists of the following persons along with their executive compensation:

NAME/ADDRESS                     POSITION                          COMPENSATION

Gregory H. Laborde               Chief Executive Officer            $100,000*
                                 and Chairman of the Board
                                 and Director

Theodore A. Greenberg            Chief Investment Officer           $120,000*
                                 Chief Financial Officer
                                 Secretary and Director

Steven Katz                      Vice President -                   $0
                                 Business Development

* To be effective only upon completion of a Private Offering of over $1,000,000 in net proceeds.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table describes the shareholdings of all officers and directors and those persons who currently hold 5% or more of the outstanding common stock of Issuer, including options exercisable within 60 days.

                                                                       Common Stock
         Name                                        Title             Amount Owned              % Total
         -----------------------------------------------------------------------------------------------
         Gregory H. Laborde                          Common            3,959,000                68.98
         CEO, President, Chairman                    Restricted
         & Director
         (beneficially through
         GHL Group, Ltd.)

         Theodore A. Greenberg                       Common              600,000                10.45
         Chief Investment Officer                    Restricted
         CFO, Secretary & Director

         Steven Katz                                 Common                    0                    0
         Senior Vice President -                     Restricted
         Business Development and Director

         Pierce McNally                              Common                    0                    0
         Director                                    Restricted

         Conrad R. Huss                              Common                    0                    0
         Director                                    Restricted

         John J. Moroney                             Common                    0                    0
         Advisory Director                           Restricted

         Dr. David W. Sear                           Common
         Advisory Director                           Restricted                0                    0

         Wulf Rehder                                 Common              350,358                 6.11


         Officers and Directors as a Group           Common            4,559,000                85.54%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         GHL  Group,  Ltd.,  beneficially  Gregory  H.  Laborde,  President  and
Director,   acquired  5,000,000  shares  as  founder  of  the  Company.  He  has transferred 1,000,000 of his shares to others in a private transaction. GHL Group, Ltd. currently receives $3,500 in consulting fees per month from the Company. Beginning the month following the closing of the Company's initial public offering, GHL Group, Ltd., will receive a fee of $8,333 per month. Such fees are on a month to month basis and there are currently no long term employment contracts in place.

         Theodore Greenberg, Chief Investment Officer, Secretary, Chief Financial Officer and Director, is paid on a per diem for due diligence work performed on behalf of the Corporation. Beginning the month following the closing of the Company's initial public offering, Mr. Greenberg will receive a fee of $10,000 per month. Such fees are on a month to month basis and there are currently no long term employment contracts in place.

         GHL  Group,  Ltd.,  beneficially  Gregory  H.  Laborde,  President  and
Director,   acquired  5,000,000  shares  as  founder  of  the  Company.  He  has transferred 1,000,000 of his shares to others in private transactions.

         On 9/12/05 GHL Group, Ltd acquired 144,625 Class C Warrants in exchange for 61,000 of the common shares held in Infinity.

         On 9/12/05 GHL Group, Ltd. acquired 300,000 Class B Warrants for $3,000. On 9/12/05 GHL Group, Ltd. acquired 176,000 Class A Warrants in exchange for 80,000 of its shares held in Infinity. On 9/12/05 GHL Group, Ltd. exercised Class A Warrants and was issued 100,000 shares for forgiveness of debt of $25,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

         On 9/15/05 GHL Group, Ltd. surrendered 185,125 Class C Warrants, 300,000 Class B Warrants, and 76,000 Class A Warrants back to Infinity for retirement and received no consideration from Infinity.

         As of 9/15/05 there were no Class C Warrants, no Class B Warrants, and 190,500 Class A Warrants outstanding.


ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1)        See attached Financial Statements.
       (2)        Not applicable.
       (3)        See (b) below.

(b)     Exhibits filed with this annual report.

EXHIBIT NO.        DESCRIPTION

3.1                Articles of Incorporation          *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

3.2                Articles of Amendment              *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

3.3                Bylaws                             *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

31.1               Sarbanes Oxley Certification (302) (President & CEO)
31.2               Sarbanes Oxley Certification (302) (CFO)
32.1               Sarbanes Oxley Certification (906) (President & CEO)
32.2               Sarbanes Oxley Certification (302) (CFO)


(c)     Not applicable.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.


         The following table represents aggregate fees billed to the Company for the year ended December 31, 2005 by Larry O'Donnell, CPA, P.C., and for the year ended December 31, 2004 by Ronald Chadwick, P.C.

                                            Year Ended December 31,
                                              2005            2004
               ------------------------- - ------------ -- ------------
               Audit Fees                       $6,500         $ 8,375
               ------------------------- - ------------ -- ------------
               Audit-related Fees (a)            3,400
               ------------------------- - ------------ -- ------------
               Tax Fees (b)                                        600
               ------------------------- - ------------ -- ------------
                  Total Fees                   $ 9,900          $8,975
               ------------------------- - ------------ -- ------------

(a)  Primarily review of quarterly financial statements
(b)  Primarily tax returns, advice and planning

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Infinity Capital Group, Inc.

         Date: March 29, 2006                  By:/s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 29, 2006                  By:/s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President
                                               and CEO

                                   DIRECTORS:

         Date: March 29, 2006                  By:/s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde

         Date: March 29, 2006                  By:/s/Theodore A. Greenberg
                                               -----------------------------
                                               Theodore A. Greenberg

         Date: March 29, 2006                  By:/s/Steven Katz
                                               -----------------------------
                                               Steven Katz

         Date: March 29, 2006                  By:/s/Pierce McNally
                                               -----------------------------
                                               Pierce McNally

         Date: March 29, 2006                  By:/s/Conrad Huss
                                               -----------------------------
                                               Conrad Huss

                          INFINITY CAPITAL GROUP, INC.

                              FINANCIAL STATEMENTS


                            December 31, 2005 & 2004

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS


                                                                   Page

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM           2005                           F-1
REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM           2004                           F-2
CONSENT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM           2004                           F-3


FINANCIAL STATEMENTS

    Balance sheets                                                  F-4
    Statements of operations                                        F-5
    Statements of changes in net assets                             F-6
    Statements of cash flows                                        F-7 to F-8
    Schedule of investments                                         F-9 to F-10
    Notes to financial statements                                   F-11 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheet of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2005, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2005 and the results of its operations, changes in net assets and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Larry O'Donnell

Larry O'Donnell, CPA, P.C.
January 31, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheet of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2004, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2004 and the results of its operations, changes in net assets and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ronald R. Chadwick, P.C.
---------------------------
Ronald R. Chadwick, P.C.
Aurora, Colorado
July 8, 2005

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                            Telephone (303) 306-1967
                               Fax (303) 306-1944




            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         I hereby consent to the use in this Form 10-KSB filing by Infinity Capital Group, Inc. of my report dated July 8, 2005 relating to the financial statements of Infinity Capital Group, Inc. which appear in said filing.



Aurora, Colorado                                /s/Ronald R. Chadwick, P.C.
March 27, 2006                                  RONALD R. CHADWICK, P.C.



                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS
                                                                                December 31,
                                                                           2005              2004
                                                                    ----------------    -------------
                                     ASSETS
Current assets
     Cash                                                           $          4,728    $         987
     Accounts receivable                                                                       12,831
                                                                    ----------------    -------------
                      Total current assets                                     4,728           13,818
                                                                    ----------------    -------------

     Investments in noncontrolled-affiliates                                 418,213        1,497,425
     Notes receivable - related parties                                                        24,639
     Other receivables - related parties                                       6,484              510
     Deferred offering costs                                                  28,625
     Other assets                                                                                 262
                                                                    ----------------    -------------

Total Assets                                                        $        458,050    $   1,536,654
                                                                    ================    =============

                                   LIABILITIES
Current liabilities
     Accounts payable                                               $        112,555    $      34,377
     Due to related parties                                                                        20
     Notes payable                                                           130,001          192,500
                                                                    ----------------    -------------

                      Total current liabilities                              242,556          226,897
                                                                    ----------------    -------------

Deferred tax liability                                                                        451,770
                                                                    ----------------    -------------

Total Liabilities                                                   $        242,556    $     678,667
                                                                    ----------------    -------------

Net Assets                                                          $        215,494    $     857,987
                                                                    ================    =============

Composition of net assets
     Preferred stock, $.001 par value,                              $                   $
           10,000,000 shares authorized, none issued
            and outstanding
     Common stock, $.001 par value,
           100,000,000 shares authorized,
           5,739,187 and 5,335,237 issued
            and outstanding                                                    5,739            5,335
     Additional paid in capital                                              329,956          149,402
     Accumulated income (deficit)
           Accumulated net operating income (deficit)                       (495,344)        (286,067)
           Net realized gain (loss) on investments, net of tax               146,341          119,588
           Net unrealized increase (depreciation) of
                Investments, net of deferred tax                             228,802          869,729
                                                                    ----------------    -------------

Net Assets                                                          $        215,494    $     857,987
                                                                    ================    =============

Net Asset Value Per Share                                           $           0.04    $        0.16
                                                                    ================    =============

    The accompanying notes are an integral part of the financial statements.



                          INFINITY CAPITAL GROUP, INC.
                             STATEMENT OF OPERATIONS


                                                                                Years   Ended
                                                                                 December 31,
                                                                            2005                 2004
                                                                        ------------    -------------
Income from operations
     Miscellaneous gain                                                 $               $      15,264
     Investment income                                                           672              341
     Other                                                                     2,000              178
                                                                        ------------    -------------
                                                                               2,672           15,783
                                                                        ------------      -----------

Expenses
     Salaries and wages
     Professional fees                                                        58,180          117,400
     Sales and marketing
     General and administrative                                              115,576           63,223
     Interest expense                                                         16,073           32,565
     Impairment                                                               22,120
                                                                        ------------    -------------
                                                                             211,949          213,188
                                                                        ------------    -------------

     Loss from operations before income taxes                               (209,277)        (197,405)

     Provision for income taxes                                                    -                -
                                                                        ------------    -------------

         Net Loss from operations                                           (209,277)        (197,405)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments, net of tax                      26,753          119,588
     Change in unrealized increase (depreciation)
         of  non-controlled affiliate investment, net of tax                (640,927)         911,176
                                                                        ------------    -------------

Net increase (decrease) in net assets from operations                   $   (823,451)   $     833,359
                                                                        ============    =============

Net increase (decrease) in net assets per share
     from operations
     Basic                                                              $    (0 .15)    $       0.16
     Fully diluted                                                      $    (0 .15)    $       0.15
                                                                        ============    =============

Weighted average number of common shares outstanding
     Basic                                                                 5,541,117       5,104,246
     Fully diluted                                                         5,541,117       5,730,996
                                                                        ============    =============





    The accompanying notes are an integral part of the financial statements.
                                       F-5



                          INFINITY CAPITAL GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS


                                                                                   Years Ended
                                                                                   December 31,
                                                                              2005              2004
                                                                          -----------      -------------
Changes in net assets from operations:
     Net income (loss) from operations                                    $ (209,277)      $ (197,405)
     Net realized gain (loss) on investments, net of tax                      26,753          119,588
     Change in unrealized increase (depreciation)
         of  non-controlled affiliate investment, net of tax                (640,927)         911,176
                                                                          -----------      -------------

Net increase (decrease) in net assets from operations                     $ (823,451)      $  833,359
                                                                          ===========      =============

Capital stock transactions:
     Proceeds from issuance of common stock                                   65,063            7,500
     Proceeds from issuance of warrants                                        3,000            2,000
     Compensatory common stock issuances                                                      122,094
     Compensatory warrant issuances                                                             3,356
     Debt forgiveness                                                         91,000
     Issuance of common stock for debt                                        21,000
     Issuance of common stock for acquisition                                    100
     Paid in capital                                                             795           12,500
                                                                          -----------      -------------
     Net increase in net assets from stock transactions                      180,958          147,450
                                                                          -----------      -------------
     Net increase (decrease) in net assets                                  (642,493)         980,809

     Net assets at beginning of year                                         857,987         (122,822)
                                                                          -----------      -------------
     Net assets at ending of year                                         $  215,494       $  857,987
                                                                          ===========      =============












    The accompanying notes are an integral part of the financial statements.
                                       F-6



                          INFINITY CAPITAL GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                                               Years   Ended
                                                                                December 31,
                                                                           2005              2004
                                                                     ---------------     ------------
Cash flow from operating activities
     Net increase (decrease) in net assets from operations           $      (823,451)    $    833,359

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
           Change in net unrealized (increase) depreciation
              of investments                                                 640,927         (911,176)
           Gain on sale of securities                                        (26,753)        (119,588)
           Impairment                                                         22,120
           Accrued receivables                                                12,831             (331)
           Due from related parties                                           (5,974)            (510)
           Other assets                                                          262             (262)
           Accrued payables                                                   78,178           31,659
           Due to related parties                                                (20)              20
           Compensatory asset exchanges                                                        41,609
           Compensatory debt issuances                                                         37,500
           Compensatory stock issuances                                                         2,594
           Compensatory warrant issuances                                                       3,356
                                                                     ---------------     ------------

     Net cash provided by (used for) operating activities                   (101,880)         (81,770)
                                                                     ---------------     ------------

Cash flow from investing activities
           Proceeds from sale of investments                                                  150,000
           Purchase of investment securities                                 (15,000)        (138,500)
           Proceeds from sale of securities                                   28,268
           Notes payable - related parties                                                    (70,139)
           Acquisition of Fayber Group, Inc.                                  (2,120)
           Payments from notes receivable-related parties                     24,639           15,000
                                                                     ---------------     ------------

     Net cash provided by (used for) investing activities                     35,787          (43,639)
                                                                     ---------------     ------------

Cash flow from financing activities
           Proceeds from notes payable                                        66,310          267,000
           Payments on notes payable                                         (20,559)        (164,000)
           Sale of common stock                                                                 7,500
           Contributed capital
           Deferred offering costs                                           (28,625)
           Sale of warrants                                                   52,708            2,000
                                                                     ---------------     ------------

     Net cash provided by financing activities                                69,834          112,500
                                                                     ---------------     ------------

     Net increase (decrease) in cash                                           3,741          (12,909)
     Cash at the beginning of the period                                         987           13,896
                                                                     ---------------     ------------

     Cash at the ending of the period                                $         4,728     $        987
                                                                     ===============     ============

    The accompanying notes are an integral part of the financial statements.
                                       F-7





                          INFINITY CAPITAL GROUP, INC.
                       STATEMENT OF CASH FLOWS (Continued)


                                                                               Years   Ended
                                                                                December 31,
                                                                           2005              2004
                                                                     ---------------     ------------

Schedule of noncash investing and financing activities
     Common stock issued for note payable                            $        21,000     $    119,500
                                                                     ===============     ============
     Securities purchases with debt and canceling
          a note receivable                                          $        17,185     $     55,500
                                                                     ===============     ============
      Note payable contributed to additional paid in capital         $        87,250
                                                                     ===============

Supplemental disclosure of cash flow information
     Cash paid during the year for:
     Interest                                                        $         2,590     $     25,950
                                                                     ===============     ============
     Income taxes                                                    $             -     $          -
                                                                     ===============     ============





























    The accompanying notes are an integral part of the financial statements.
                                       F-8




                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2005

                     Original
                      Date of                                                            Original            Fair
    Shares          Acquisition                                                            Cost             Value
---------------    --------------                                                      -------------    ---------------

2,500,000                 Nov-04     Satellite Organizing Solutions, Inc.,
                                     publicly traded over the counter,
                                     85% of net assets, communications & business
                                     systems design and consulting                     $  136,326       $    183,750

   88,750                 Jun-04     Heartland, Inc., publicly traded over the
                                     counter, 11% of net assets, telecommunications    $   10,985       $     23,963

4,210,000                 Aug-04     Midland International Corporation, publicly
                                     traded over the counter,
                                     98% of net assets, telecommunications             $   42,100       $    210,500
                                                                                       -------------    ---------------

                                     TOTAL INVESTMENTS                                 $  189,411       $    418,213
                                                                                       =============    ===============

NOTES TO SCHEDULE OF INVESTMENTS

The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing. The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider.

As of December 31, 2005, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

The Company owns more than 25% of the outstanding common stock of Satellite Organizing Solutions, Inc. and more than 10% of the outstanding common stock of Midland International Corporation.









    The accompanying notes are an integral part of the financial statements.
                                       F-9



                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2004

                     Original
                      Date of                                                         Original            Fair
    Shares          Acquisition                                                         Cost             Value
---------------    --------------                                                   -------------    ---------------
2,190,000                 Nov-04     Satellite Organizing Solutions, Inc.,
                                     publicly traded over the counter,
                                     21% of net assets, communications & business
                                     systems design and consulting                   $ 121,326        $   177,500

  123,750                 Jun-04     Heartland, Inc., publicly traded over the
                                     counter, 7% of net assets, telecommunications   $  12,500        $    56,925

4,210,000                 Aug-04     Midland International Corporation, publicly
                                     traded over the counter,
                                     147% of net assets, telecommunications          $   42,100       $ 1,263,000
                                                                                    -------------    ---------------

                                     TOTAL INVESTMENTS                               $  175,926       $ 1,497,425
                                                                                    =============    ===============

NOTES TO SCHEDULE OF INVESTMENTS

The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing. The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider.

As of December 31, 2004, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

The Company owns more than 25% of the outstanding common stock of Satellite Organizing Solutions, Inc. and more than 10% of the outstanding common stock of Midland International Corporation.













    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed "portfolio" companies.

The Company invests in portfolio companies that management identifies as emerging growth companies positioned to benefit from additional financing and managerial assistance. The portfolio companies frequently have little or no prior operating history. The Company intends on investing in emerging growth companies, defined as (A) publicly traded companies whose market for their securities are thinly traded which may be caused by a shift in business direction, change in market or industry in which they operate, or various other factors causing their stock and trading in their stock to not be in or fall out of favor; (B) publicly traded companies that have non-marginable securities and seek expansion or mezzanine capital to implement growth strategies executable within 12-24 months; and (C) private companies seeking expansion or mezzanine financing and which wish to access the equity capital markets within the next 12 months.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the years ended December 31, 2005 and 2004.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION

Revenue is recognized on an accrual basis as earned under contract terms.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

SEGMENT DISCLOSURES

Management considers the Company as operating in only one segment, investment in emerging growth companies. Assets are held domestically and all operations are domestic.

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" in accounting for employee stock-based compensation. No stock-based compensation was issued to employees for the years ended December 31, 2005 and 2004.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


INVESTMENTS

Pursuant to the requirements of the Investment Company Act of 1940 (the "1940 Act"), the Board of Directors is responsible for determining, in good faith, the fair value of the Company's securities and assets for which market quotations are not readily available.

In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as the Company's minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the Company's private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted on the stock exchanges. In addition restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of the Company's investment or market liquidity concerns.

The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2005 and 2004 (194% and 174% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2.of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2004 the Company was owed $24,639 for a note receivable from a related party corporation in which the Company is an investor.

The Company for the years ended December 31, 2005 and 2004 incurred expenses of approximately $37,820 and $36,250, respectively, included in general administrative expenses for payment to a company affiliated through an Officer and Director.


NOTE 3. LEASE COMMITMENTS

The Company had a lease for office space which expired in June 2005. The Company entered into a lease effective December, 2005 for twelve months. The lease is noncancellable with a monthly payment of $100. Rent expense incurred under the leases in 2005 and 2004 was approximately $1,500.

NOTE 4. INVESTMENTS

Equity securities at December 31, 2005 and 2004 (194% and 174% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

In September, 2003 the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004 the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004 purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230. Azonic Corporation subsequently changed its name to Midland International Corporation.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. INVESTMENTS (Continued):

In June, 2004 the Company acquired 123,750 common shares of Heartland, Inc. valued at $12,500, from an officer of the Company as partial payment for common shares in the Company.

In November 2004 the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086.

During the year ended December 31, 2005 the Company sold 25,000 common shares of Heartland, Inc. for a realized gain of $26,753. During the year ended December 31, 2005 the Company has sold short 10,000 common shares of Heartland, Inc. for $4,538.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2005 the Company had approximately $400,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                                                           December 31,               December 31,
                                                                                              2005                       2004
                                                                                        -----------------          ----------------

Deferred tax liability                                                                  $      (83,000)            $    (515,385)

Deferred tax asset arising from:
         Net operating loss carryforwards                                                      136,000                    63,615
                                                                                        -----------------          ----------------

                                                                                                53,000                  (451,770)
Valuation allowance                                                                            (53,000)                        -
                                                                                       -----------------          ----------------

Net Deferred Taxes                                                                      $            -             $    (451,770)
                                                                                        =================          ================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                                                           December 31,               December 31,
                                                                                              2005                       2004
                                                                                        -----------------          ----------------

Tax at federal statutory rate (34%)                                                     $     (394,000)            $     422,852
State income tax (5%)                                                                          (54,000)                   62,184
Net operating loss benefit - used                                                                    -                   (34,350)
         Net deferred taxes                                                                    451,770                  (451,770)
         Other book/tax differences                                                             (3,770)                    1,084
                                                                                        -----------------          ----------------

                                                                                        $     (      -)            $   (       -)
                                                                                        =================          ================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLE

                                                                                      Balances at                Balances at
                                                                                        Dec. 31,                   Dec. 31,
                                                                                          2005                      2004
                                                                                     ---------------           --------------------

Notes payable,  several parties,  unsecured,  interest 7% per annum,  payable in full when due, maturing June, 2006 except one note of $10,001 which is
in default                                                                          $       55,001            $         42,500

Note payable, individual,  secured by stock in subsidiary,  lender also entitled to 12.5% of shares of next acquisition,  int. 7% per annum, payable in full when
due or upon next acquisition, maturing Feb. 10, 2006                                        75,000                     150,000
                                                                                    ---------------           --------------------


Total notes payable (all current)                                                   $      130,001            $        192,500
                                                                                    ===============           ====================


The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2005 and 2004, the fair value of the notes payable approximated the amount recorded in the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

At December 31, 2005 and 2004 the Company had stock options and warrants outstanding as described below.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Class A warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $0.25 per share with the warrant terms expiring in 2008, Class B warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $0.75 per share with the warrant terms expiring in 2009, and the Class C warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $1.50 per share with the warrant terms expiring in 2009.

                                    CLASS A                  CLASS B              CLASS C

Balance, December 31, 2003          248,750

Issued                              508,000                                        100,000
Cancelled                          (200,000)
Exercised                           (30,000)

Balance, December 31, 2004           526,750                                       100,000

Issued                                                        300,000               85,125
Cancelled                            (76,000)                (300,000)            (185,125)
Exercised                           (260,250)

Balance, December 31, 2005           190,500

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9. GOING CONCERN

The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


NOTE 10. SELECTED PER SHARE DATA


                                                                           Year Ended December 31,
                                                                       2005                      2004
                                                                ------------------        ------------------
Per share information
Net asset value, beginning of year                              $      0.16               $     (0.02)
Net increase (decrease) from operations (1)                           (0.04)                    (0.03)
Net change in realized and unrealized
      appreciation/depreciation on investments,
      net of tax                                                      (0.11)                     0.21
Increase in paid in capital                                             .03                         -
                                                                ------------------        ------------------

  Net asset value, ending of year                               $      0.04               $      0.16

                                                                ==================        ==================
Per share market value, end of year (2)                                 N/A                       N/A
Ratios/supplemental data
Net assets (deficit), end of year                               $   215,494               $   857,987
Ratio of expenses to average net assets (3)                              21%                       43%
Ratio of net income (loss) to average net assets                        -21%                      -40%
Diluted weighted average number of
      common shares outstanding during the year                    5,541,117                5,730,996
                                                                ==================        ==================

(1)      Calculated   based  on  diluted   weighted  average  number  of  shares
         outstanding during the year.
(2)      Not applicable - prior to public trading of shares
(3)      Excluding income taxes

                          INFINITY CAPITAL GROUP, INC.

                              FINANCIAL STATEMENTS



NOTE: These financial statements have been updated to June 30, 2005 to include certain restatements as a result of accounting treatments required by the Investment Company Act of 1940 and rules pertinent thereto.

                          INFINITY CAPITAL GROUP, INC.
                          RESTATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2003 & 2004

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS


                                                                 Page

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                        F-1


FINANCIAL STATEMENTS

         Balance sheets                                           F-2
         Statements of operations                                 F-3
         Statements of changes in net assets                      F-4
         Statements of cash flows                                 F-5
         Schedule of investments                                  F-7
         Notes to financial statements                            F-10

                            Ronald R. Chadwick, P.C.
                          Certified Public Accountant
                             2851 South Parker Road
                                   Suite 720
                             Aurora, Colorado 80014
                              Phone (303) 306-1967
                               Fax (303) 306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2003 and 2004, and the related statements of operations, changes in net assets and cash flows for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2003 and 2004 and the results of its operations, changes in net assets and cash flows for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Ronald R. Chadwick, P.C.
Ronald R. Chadwick, P.C.
July 8, 2005




                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS


                                                                   Dec. 31,         Dec. 31,
                                                                     2003             2004
                                                                 -------------    --------------

                                     ASSETS
Current assets
      Cash                                                       $     13,896     $         987
      Accrued receivables                                                   -            12,831
                                                                 -------------    --------------
             Total current assets                                      13,896            13,818
                                                                 -------------    --------------

      Investments in securities (cost $78,987 and $175,926
            at December 31, 2003 & December 31, 2004)                  37,500         1,497,425
      Notes receivable - related parties                                    -            24,639
      Other receivables - related parties                                   -               510
      Other assets                                                          -               262
                                                                 -------------    --------------
                                                                       37,500         1,522,836
                                                                 -------------    --------------

Total Assets                                                     $     51,396     $   1,536,654
                                                                 =============    ==============

                                   LIABILITIES

Current liabilities
      Accrued payables                                           $     15,218     $      34,377
      Due to related parties                                                -                20
      Notes payable                                                   159,000           192,500
      Deferred tax liability                                                -           451,770
                                                                 -------------    --------------
          Total current liabilities                                   174,218           678,667
                                                                 -------------    --------------

Total Liabilities                                                $    174,218     $     678,667
                                                                 -------------    --------------

NET ASSETS (DEFICIT)                                             $   (122,822)    $     857,987
                                                                 =============    ==============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                        $          -     $           -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,000,000 & 5,335,237
          issued and outstanding                                        5,000             5,335
      Additional paid in capital                                        2,287           149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                   (88,662)         (286,067)
         Net realized gain (loss) on investments, net of tax                -           119,588
         Net unrealized increase (depreciation) of
             investments, net of deferred tax                         (41,447)          869,729
                                                                 -------------    --------------
Net Assets                                                       $   (122,822)    $     857,987
                                                                 =============    ==============

Net Asset Value Per Share                                        $      (0.02)    $        0.16
                                                                 =============    ==============


    The accompanying notes are an integral part of the financial statements.



                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                    July 8, 2003
                                                                    (Inception)
                                                                         to                 Year Ended
                                                                      Dec. 31,               Dec. 31,
                                                                        2003                   2004
                                                                  -----------------       ----------------

Income from operations:
   Miscellaneous gain                                             $              -        $        15,264
   Investment income                                                             6                    341
   Other                                                                         -                    178
                                                                  -----------------       ----------------
                                                                                 6                 15,783
                                                                  -----------------       ----------------

Expenses:
   Salaries and wages                                                            -                      -
   Professional fees                                                        41,008                117,400
   Sales and marketing                                                           -                      -
   General and administrative                                               21,622                 63,223
   Interest expense                                                          4,985                 32,565
   Loan fees                                                                21,053                      -
                                                                  -----------------       ----------------
                                                                            88,668                213,188
                                                                  -----------------       ----------------

Loss from operations before income taxes                                   (88,662)              (197,405)
                                                                  -----------------       ----------------

Provision for income tax                                                         -                      -
                                                                  -----------------       ----------------

      Net income (loss) from operations                                    (88,662)              (197,405)

Net realized and unrealized gains (losses):
   Net realized gain (loss) on investments, net of tax                           -                119,588
   Change in unrealized increase (depreciation)
        of non-controlled affiliate investments, net of tax                (41,447)               911,176
                                                                  -----------------       ----------------

Net increase (decrease) in net assets from operations             $       (130,109)       $       833,359
                                                                  =================       ================

Net increase (decrease) in net assets per share
  Basic                                                           $          (0.05)       $          0.16
  Diluted                                                         $          (0.05)       $          0.15
                                                                  =================       ================

Weighted average number of
common shares outstanding
  Basic                                                                  2,500,000              5,104,246
  Diluted                                                                2,500,000              5,730,996
                                                                  =================       ================


    The accompanying notes are an integral part of the financial statements.




                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                     July 8, 2003
                                                                                     (Inception)
                                                                                          to               Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2003                 2004
                                                                                   -----------------     ----------------

Changes in net assets from operations:
     Net income (loss) from operations                                             $        (88,662)     $      (197,405)
     Net realized gain (loss) on investments, net of tax                                                         119,588
     Change in net unrealized (increase) depreciation of investments,
           net of tax                                                                       (41,447)             911,176
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from operations                           (130,109)             833,359
                                                                                   -----------------     ----------------

Capital stock transactions:
      Proceeds from issuance of common stock                                                  5,000                7,500
      Proceeds from issuance of warrants                                                          -                2,000
      Compensatory common stock issuances                                                         -              122,094
      Compensatory warrant issuances                                                          2,267                3,356
      Paid in capital                                                                            20               12,500
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from stock transactions                      7,287              147,450
                                                                                   -----------------     ----------------

Net increase (decrease) in net assets                                                      (122,822)             980,809
Net assets at beginning of year                                                                   -             (122,822)
                                                                                   -----------------     ----------------

Net assets at end of year                                                          $       (122,822)     $       857,987
                                                                                   =================     ================


    The accompanying notes are an integral part of the financial statements.




                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                     July 8, 2003
                                                                                     (Inception)
                                                                                          to               Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2003                 2004
                                                                                   -----------------     ----------------
Cash Flows From Operating Activities:

     Net increase (decrease) in net assets from operations                         $       (130,109)     $       833,359

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operations to net cash used in operating activities:
          Change in net unrealized (increase) depreciation of investments                    41,447             (911,176)
          (Gain) loss on sale of investments                                                      -             (119,588)
          Accrued receivables                                                                     -                 (331)
          Due from related parties                                                                -                 (510)
          Other assets                                                                            -                 (262)
          Accrued payables                                                                   15,218               31,659
          Due to related parties                                                                  -                   20
          Compensatory asset exchanges                                                       21,053               41,609
          Compensatory debt issuances                                                             -               37,500
          Compensatory stock issuances                                                            -                2,594
          Compensatory warrant issuances                                                      2,267                3,356
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               operating activities                                                         (50,124)             (81,770)
                                                                                   -----------------     ----------------

Cash Flows From Investing Activities:
      Proceeds received on sale of investments                                                    -              150,000
      Purchase of investment securities                                                    (100,000)            (138,500)
      Notes receivable - related parties                                                          -              (70,139)
      Payments from notes receivable - related parties                                            -               15,000
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               investing activities                                                        (100,000)             (43,639)
                                                                                   -----------------     ----------------


                          (Continued On Following Page)



    The accompanying notes are an integral part of the financial statements.




                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)

                                                                                     July 8, 2003
                                                                                     (Inception)
                                                                                          to               Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2003                 2004
                                                                                   -----------------     ----------------
Cash Flows From Financing Activities:
     Proceeds from notes payable                                                            161,000              267,000
     Payments on notes payable                                                               (2,000)            (164,000)
     Sales of common stock                                                                    5,000                7,500
     Sales of warrants                                                                            -                2,000
     Paid in capital                                                                             20                    -
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               financing activities                                                         164,020              112,500
                                                                                   -----------------     ----------------

Net Increase (Decrease) In Cash                                                              13,896              (12,909)
Cash At The Beginning Of The Period                                                               -               13,896
                                                                                   -----------------     ----------------

Cash At The End Of The Period                                                      $         13,896      $           987
                                                                                   =================     ================


Schedule of Non-Cash Investing and Financing Activities

2003: None

During the year ended December 31, 2004, the Company purchased securities for $43,000 by issuing a note payable for $12,500 and cancelling a note receivable to a related party for $30,500; issued 305,237 common shares to note holders for the conversion of $119,500 in notes payable to common stock.

Supplemental Disclosure

                                         Income
Cash paid for:             Interest      Taxes

2003                       $        -    $       -
2004                       $   25,900    $       -



    The accompanying notes are an integral part of the financial statements.



                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2003


                     Original
                      Date of                                                                         Original             Fair
     Shares         Acquisition                                                                         Cost              Value
----------------- ----------------                                                                 --------------- -----------------

                                   Common stock in controlled affiliates -
                                   (30.53)% of net assets

      18,000,000           Sep-03  Azonic Corporation, publicly traded over the counter,
                                   (30.53)% of net assets, telecommunications                      $       78,987  $         37,500
                                                                                                   --------------- -----------------

                                   TOTAL INVESTMENTS - (30.53)%                                    $     $ 78,987  $         37,500
                                                                                                   =============== =================

                                   Cash and other assets, less liabilities - 130.53%                                       (160,322)
                                                                                                                   -----------------

                                   Net assets at December 31, 2003 - 100%                                          $       (122,822)
                                                                                                                   =================


 NOTES TO SCHEDULE OF INVESTMENTS

The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing.

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider.

As of December 31, 2003, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

The Company owns more than 25% of the outstanding common stock of Azonic Corporation.

The 18,000,000 common shares of Azonics Corporation owned by the Company at December 31, 2003 have been retroactively restated for a 4 for 1 forward stock split in 2004.





    The accompanying notes are an integral part of the financial statements.




                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2004


                    Original
                    Date of                                                                           Original           Fair
    Shares        Acquisition                                                                           Cost            Value
---------------  ---------------                                                                   --------------- -----------------

                                  Common stock in controlled affiliates -
                                  20.69% of net assets

     2,190,000           Nov-04   Satellite Organizing Solutions, Inc.,
                                  publicly traded over over the counter,
                                  20.69% of net assets, communications & business
                                  systems design and consulting                                    $      121,326  $        177,500
                                                                                                   --------------- -----------------

                                  Subtotal                                                                121,326           177,500
                                                                                                   --------------- -----------------

                                  Common stock in non-controlled affiliates -
                                  153.84% of net assets

       123,750           Jun-04   Heartland, Inc., publicly traded over the counter,
                                  6.63% of net assets, telecommunications                                  12,500            56,925

     4,210,000           Aug-04   Azonic Corporation, publicly traded over the counter,
                                  147.21% of net assets, telecommunications                                42,100         1,263,000
                                                                                                   --------------- -----------------

                                  Subtotal                                                                 54,600         1,319,925
                                                                                                   --------------- -----------------

                                  TOTAL INVESTMENTS - 174.53%                                      $      175,926  $      1,497,425
                                                                                                   =============== =================

                                  Cash and other assets, less liabilities - (74.53)%                                       (639,438)
                                                                                                                   -----------------

                                  Net assets at December 31, 2004 - 100%                                           $        857,987
                                                                                                                   =================


NOTES TO SCHEDULE OF INVESTMENTS

The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing.



    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2004
                                   (Continued)

 NOTES TO SCHEDULE OF INVESTMENTS - CONTINUED

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider.

As of December 31, 2004, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

The Company owns more than 25% of the outstanding common stock of Satellite Organizing Solutions, Inc. and more than 10% of the outstanding common stock of Azonic Corporation.




























    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed "portfolio" companies.

The Company invests in portfolio companies that management identifies as emerging growth companies positioned to benefit from additional financing and managerial assistance. The portfolio companies frequently have little or no prior operating history. The Company intends on investing in emerging growth companies, defined as (A) publicly traded companies whose market for their securities are thinly traded which may be caused by a shift in business direction, change in market or industry in which they operate, or various other factors causing their stock and trading in their stock to not be in or fall out of favor; (B) publicly traded companies that have non-marginable securities and seek expansion or mezzanine capital to implement growth strategies executable within 12-24 months; and (C) private companies seeking expansion or mezzanine financing and which wish to access the equity capital markets within the next 12 months.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the period from July 8, 2003 (inception) to December 31, 2003, or for the year ended December 31, 2004.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION

Revenue is recognized on an accrual basis as earned under contract terms.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

SEGMENT DISCLOSURES

Management considers the Company as operating in only one segment, investment in emerging growth companies. Assets are held domestically and all operations are domestic.

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" in accounting for employee stock-based compensation. No stock-based compensation was issued to employees for the period from July 8, 2003 (inception) to December 31, 2003, or for the year ended December 31, 2004.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


INVESTMENTS

Pursuant to the requirements of the Investment Company Act of 1940 (the "1940 Act"), the Board of Directors is responsible for determining, in good faith, the fair value of the Company's securities and assets for which market quotations are not readily available.

In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as the Company's minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the Company's private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted on the stock exchanges. In addition restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of the Company's investment or market liquidity concerns.

The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2003 and 2004 ( (30.53% and 174.53% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2004 the Company was owed $24,639 for a note receivable from a related party corporation in which the Company is an investor.

The Company for the period from July 8, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 incurred expenses of approximately $10,000 and $36,250 respectively to a company affiliated through a Director for rent and management expenses.


NOTE 3. LEASE COMMITMENTS

The Company carries a lease for office space which expires in June 2005. The lease is noncancellable with a monthly payment of $300. Rent expense incurred under the lease in 2003 and 2004 was approximately $1,500 and $3,300. Subsequent to December 31, 2004 future minimum payments under the lease are approximately $1,500, all in 2005. The Company incurred rent expense of approximately $5,700 in 2003 to a Director for a month to month lease.


NOTE 4. INVESTMENTS

Equity securities at December 31, 2003 and December 30, 2004 ( (30.53)% and 174.53% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

In September, 2003 the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004 the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004 purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. INVESTMENTS (Continued):

In June, 2004 the Company acquired 123,750 common shares of Heartland, Inc. valued at $12,500, from an officer of the Company as partial payment for common shares in the Company.

In November 2004 the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2003 and 2004 the Company had approximately $88,000 and $163,000 respectively of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                           December 31,           December 31,
                                               2003                  2004
                                          -----------------     ----------------

Deferred tax liability                    $               -     $     (515,385)

Deferred tax asset arising from:

     Net unrealized investment losses                16,164
     Net operating loss carryforwards                34,350             63,615
                                          ------------------    ----------------
                                                     50,514           (451,770)

Valuation allowance                                 (50,514)                 -
                                          ------------------    ----------------

Net Deferred Taxes                        $               -     $     (451,770)
                                          ==================    ================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                             December 31,         December 31,
                                                2003                  2004
                                         ------------------    -----------------

Tax at federal statutory rate (34%)      $          (44,237)    $       422,852
State income tax (5%)                                (6,505)             62,184
Net operating loss benefit - used                         -             (34,350)
Net deferred taxes                                        -            (451,770)
Other book/tax differences                              228               1,084
Valuation allowance                                  50,514                   -
                                         -------------------    ----------------

                                         $    (           -)    $ (           -)
                                         ===================    ================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLE

At December 31, 2003 and 2004 the Company had the following notes payable outstanding:

                                                 Balances at      Balances at
                                                   Dec. 31,         Dec. 31,
                                                     2003             2004
                                                --------------  ----------------

Notes payable,  several parties,  unsecured,
interest 7% per annum,  payable in
full when due,
maturing Sept. 2004 - March, 2005              $      159,000   $       42,500

Note payable, individual,  secured by stock in
 subsidiary,  lender also entitled
to 5% of shares of next acquisition, int. 7%
per annum, payable in full when due
or upon next acquisition, maturing Nov. 10, 2005            -          150,000
                                                --------------  ----------------


Total notes payable (all current)              $      159,000   $      192,500
                                                ==============  ================


The schedule of maturities by fiscal year for all notes outstanding is as follows:

         Years ending  December 31,

                  2004      $    5,000
                  2005         187,500
                  Total      $ 192,500
                             =========

The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2003 and 2004, the fair value of the notes payable approximated the amount recorded in the financial statements. Interest expense for the period from July 8, 2003 (inception) to December 31, 2003, and for the year ended December 31, 2004 was $4,985 and $32,565.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  STOCKHOLDERS' EQUITY

COMMON STOCK

The Company as of December 31, 2003 and 2004 had 100,000,000 shares of authorized common stock, $.001 par value, with 5,000,000 and 5,335,237 common shares issued and outstanding at each date.

PREFERRED STOCK

The Company as of December 31, 2003 and 2004 had 10,000,000 shares of authorized preferred stock, $.001 par value, with no shares issued and outstanding at each date.

STOCK OPTIONS AND WARRANTS

At December 31, 2003 and 2004 the Company had stock options and warrants outstanding as described below.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2003, the Company had no non-employee stock options or warrants outstanding. During 2003 the Company issued 248,750 non-employee Class A warrants, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $0.25 per share with the warrant terms expiring in 2008, to individuals for interest charges. The fair value of these warrants were estimated on the date of grant at $.01 per warrant. The Company incurred and recorded compensation expense under these warrants of $2,267 in 2003.

At the beginning of 2004, the Company had 248,750 non-employee Class A warrants outstanding. During 2004 the Company issued 608,000 Class A warrants and 100,000 Class C warrants, and 200,000 Class A warrants were cancelled and 30,000 exercised, leaving a December 31, 2004 outstanding balance of 626,750 non-employee warrants. The Class A warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $0.25 per share with the warrant terms expiring in 2008 and 2009, and the Class C warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $1.50 per share with the warrant terms expiring in 2009.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  STOCKHOLDERS' EQUITY (Continued):

The fair value of these warrants were estimated on the date of grant at $.01 per warrant. The Company issued 200,000 of the Class A warrants for cash, and issued the remaining 408,000 warrants for interest charges. The Company incurred and recorded compensation expense under these warrants of $3,356 in 2004.

NOTE 9. GOING CONCERN

The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10. SELECTED PER SHARE DATA


                                                                           July 8, 2003
                                                                           (Inception)
                                                                                to               Year Ended
                                                                             Dec. 31,             Dec. 31,
                                                                               2003                 2004
                                                                        -------------------   ------------------
Per share information
Net asset value, beginning of year                                                       -                (0.02)
   Net increase (decrease) from operations (1)                                       (0.04)               (0.03)
   Net change in realized and unrealized
      appreciation/depreciation on investments,
      net of tax                                                                      0.02                 0.21
                                                                        -------------------   ------------------

Net asset (deficit) value, end of year                                               (0.02)                0.16
                                                                        ===================   ==================

Per share market value, end of year (2)                                                N/A                  N/A
Ratios/supplemental data
Net assets (deficit), end of year                                                 (122,822)             857,987
Ratio of expenses to average net assets (3)                                              -                  43%
Ratio of net income (loss) to average net assets                                         -                 -40%
Diluted weighted average number of
   shares outstanding during the year                                            2,500,000            5,730,996


(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  Not applicable - prior to public trading of shares
(3)  Excluding income taxes