Form 10QSB
period 2006-03-31
INFINITY CAPITAL GROUP, INC.
filed 2006-05-17
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        FOR QUARTER ENDED MARCH 31, 2006

                        Commission file number: 000-30999
                                                -----------

                          INFINITY CAPITAL GROUP, INC.
                         ------------------------------
             (Exact name of Registrant as Specified in its Charter)


      Maryland                                         16-1675285
-------------------                       -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                 80 Broad Street, 5th Floor, New York, NY 10004
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                             ---------------------
               Registrant's telephone number, including area code

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

                                    Yes                       No ___X____
                                        -------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of March 31, 2006 the number of shares outstanding of the registrant's only class of common stock was 5,739,187.

         Transitional Small Business Disclosure Format (Check one):

                                    Yes _________             No ___X____

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited).........     2

         Consolidated Statements of Operations (unaudited) for the Three Months ended
         March 31, 2006  and 2005.............................................................................     3

         Consolidated Statements of Cash Flows (unaudited) for the Threee Months ended
         March 31, 2006 and 2005..............................................................................     4

         Schedule of Investments as of March 31, 2006.........................................................     5

         Notes to Consolidated Financial Statements (unaudited)...............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     8

Item 3.  Controls and Procedures..............................................................................     9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     10

Item 3.  Defaults upon Senior Securities......................................................................     10

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     10

Item 5.  Other Information....................................................................................     10

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     10

Signatures....................................................................................................     11

PART I.    FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                       March                  December
                                                                                     31, 2006                 31, 2005
                                                                                  ------------------      ------------------
                                                                                     Unaudited

ASSETS

Current Assets
     Cash                                                                         $      2,869            $      4,728
     Prepaid Insurance                                                            $     33,241
                                                                                  ------------------      ------------------
            Total current assets                                                        36,110                   4,728
                                                                                  ------------------      ------------------

     Investments in noncontrolled affiliates (Cost: 2006 - $50,490; 2005 - $53,085)    165,747                 234,463
     Controlled Investments (Cost - $136,326)                                          131,250                 183,750
     Other receivables - related parties                                                 4,755                   6,484
     Deferred offering costs                                                            28,625                  28,625
                                                                                  ------------------      ------------------

TOTAL ASSETS                                                                      $    366,487            $    458,050
                                                                                  ==================      ==================


LIABILITIES

Current Liabilities
     Accounts Payable                                                             $    151,190            $    112,555
     Notes payable                                                                     149,501                 130,001
                                                                                  ------------------      ------------------
          Total Current Liabilities                                                    300,691                 242,556

Net Assets                                                                              65,796                $215,494
                                                                                  ==================      ==================


Composition of net assets
            Preferred  stock,  $0.001 par value,
                       10,000,000 shares  authorized,
                       none issued or outstanding.
            Common Stock. $0.001 par value,
                       100,000,000 shares authorized
                       5,739,187 issued and outstanding                           $      5,739            $      5,739

            Additional paid-in capital                                                 329,956                 329,956
            Accumulated income (deficit)
                       Accumulated net operating income (deficit)                     (538,954)               (495,344)
                       Net realized gain (loss) on investments, net of tax             158,874                 146,341
                       Net unrealized increase (decrease) of
                       investments net of deferred tax                                 110,181                 228,802
                                                                                  ------------------      ------------------
Net Assets                                                                        $     65,796            $    215,494
                                                                                  ==================      ==================

Net Asset Value Per Share                                                         $       0.01            $       0.04
                                                                                  ==================      ==================

     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             For the Three Months ended
                                                                                                     March 31,
                                                                                             2006                 2005
                                                                                         -------------------  -------------------
Income from operations
     Misc Income                                                                                15,000                    -
     Interest                                                                                        1                   11
                                                                                         -------------------  -------------------
                                                                                                15,001                   11
                                                                                         -------------------  -------------------

EXPENSES
     Salaries and wages                                                                              -                    -
     Professional Fees                                                                          14,159               28,375
     General and administrative                                                                 43,668               23,675
     Interest                                                                                      784                2,570
                                                                                         -------------------  -------------------
Total Operating Expenses                                                                        58,611               54,620
                                                                                         -------------------  -------------------
Loss from continuing operations
  before income taxes                                                                          (43,610)             (54,609)
                                                                                         -------------------  -------------------

Provision for income tax                                                                             -                    -
                                                                                         -------------------  -------------------

             Net income (loss) from
               continuing operations                                                           (43,610)             (54,609)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                               12,533                    -
     Change in unrealized increase (decrease)
       of investments, net of tax                                                             (118,621)            (339,639)
                                                                                         -------------------  -------------------
Net increase (decrease) in net assets
     from operations and gains (losses)                                                  $    (149,698)       $    (394,248)
                                                                                         ===================  ===================

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                  $       (0.03)       $       (0.07)
  Diluted                                                                                $       (0.03)       $       (0.07)
                                                                                         ===================  ===================

Weighted average number of shares outstanding
  Basic                                                                                      5,739,187            5,403,362
  Diluted                                                                                    5,739,187            5,403,362
                                                                                         ===================  ===================

     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows

                                                                                                       Three Months
                                                                                                      Ended March 31,
                                                                                                  2006               2005
                                                                                             ----------------- -----------------
                                                                                                Unaudited          Unaudited

Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                                   $  (149,698)       $  (394,248)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
            Change in net unrealized (increase) decrease of investments                          118,621            339,639
            Gain on sale of securities                                                           (12,533)
            Accrued receivable                                                                                          331
            Due from related parties                                                               1,729             (1,246)
            Prepaid and deferred expenses                                                        (33,241)                 -
            Accounts payable                                                                      38,635             (8,599)
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       operating activities                                                      (36,487)           (64,123)
                                                                                              ----------------- -----------------

Cash Flows from Investing Activities
            Proceeds from sale of securities                                                      15,129             46,607
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       investing activities                                                       15,129             46,607

Cash Flows from Financing Activities
            Proceeds from notes payable                                                           19,500             48,000
            Sale of common stock                                                                       -             46,607
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       financing activities                                                       19,500             94,607

Increase (Decrease) in Cash                                                                       (1,858)            30,484
                                                                                              ----------------- -----------------
Cash and Cash Equivalents - Beginning of Period                                                    4,728                987
Cash and Cash Equivalents - end of Period                                                          2,870             31,471
                                                                                              ================= =================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 March 31, 2006

                 Original
                  Date of                                                                   Original            Fair
    Shares      Acquisition                                                                   Cost              Value
-------------- ------------------                                                       ----------------    -----------------
     2,500,000        Nov-04   Satellite Organizing Solutions, Inc.,
                               publicly traded over the counter,
                               199.48% of net assets, communications
                               & business systems design and consulting                  $       136,326    $       131,250

        73,050        Jun-04   Heartland, Inc., publicly traded over the counter,
                               59.95% of net assets, telecommunications                  $         8,390    $        39,447

     4,210,000        Aug-04   Midland International Corporation, publicly
                               traded over the counter, 191.96% of net assets,
                               telecommunications                                        $        42,100    $       126,300
                                                                                         ----------------   ------------------
                               TOTAL INVESTMENTS                                         $       186,816    $       296,997
                                                                                         ================   ==================




















    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION


The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed dated December 31, 2005. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

Infinity Capital Group, Inc. (Company) has elected to be treated as a business development company under the Investment Company Act of 1940. The Company intends to identify special situation investment opportunities in emerging growth companies that are in need of an expansion or mezzanine round of financing. Our investment objective is to maximize the portfolio's total return by investing in the debt and/or equity securities of emerging growth companies. We also seek to provide our stockholders with current income on investments in debt securities and long-term capital growth through the appreciation in the value of warrants or other equity investments that we may receive when we make debt or equity investments.

NOTE 2 - INVESTMENTS

During the period from our initial election in September 2004 through March 31, 2006, the Company has made 3 investments in target companies that total approximately $175,000 in funded capital with a current valuation of $ 296,997; we have completed the following transactions since our election to be a Business Development Company:

Portfolio Company                           Date              Investment             Cost
-----------------------------------------------------------------------------------------
Satellite Organizing Solutions, Inc.        November 2004     Common stock      $  121,336
Heartland, Inc.                             September 2004    Common stock          12,500
Midland International Corp.                 August 2004       Common stock          42,100
                                                                                -----------
Total                                                                           $  175,926

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006


No single standard for determining  "fair value. . . .in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:

     1)   the fundamental analytical data relating to the investment,
     2) the nature and duration of restrictions on disposition of the securities, and
     3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the  following  valuation  method for its  investments.
Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     1) Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
     2)   Total revenues for the preceding twelve months ("R").
     3)   Earnings before interest, taxes and depreciation ("EBITD").
     4)   Estimate of likely sale price of investment ("ESP").
     5)   Net assets of investment ("NA").
     6) Likelihood of investment generating positive returns (going concern). -Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
          -Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
          -Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if the Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE  3 -  RELATED PARTY TRANSACTION

The Company for the three months ended March 31, 2006 and 2005 incurred expenses of approximately $17,757 and $4,000, respectively, included in general administrative expenses for payment to a company affiliated through an Officer and Director.

NOTE 4 - NOTES PAYABLE

During the three months ended March 31, 2006 the Company incurred notes payable of $19,500. These notes are for short term operating capital and will be retired within sixty days.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

         During the three-month period ending March 31, 2006 the Company had revenues of $15,000 compared to $11 for the same period in 2005. The $15,000 was a nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

         The Company incurred expenses for professional fees in the amount of $14,159 during the three-month period ending March 31, 2006 compared to $28,375 during the three month period ending March 31, 2005. This is a decrease of $14,216.

         Other general and administrative expenses for the three-month period ending March 31, 2006 totaled $45,631 compared to $26,245 for the same three-month period ending March 31, 2005. This represents an increase of $19,386.

         The Company had a net loss from continuing operations of $(43,610) for the three-month period ending March 31, 2006 as compared to a net loss from continuing operations of $(54,609) for the three-month period ending March 31, 2005. This represents a decrease of $10,999 for the three-month period ending March 31, 2006 compared to the same three-month period ending March 31, 2005. The net decrease in assets per share for the quarter in 2006 was $0.03 compared to $0.07 in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a cash balance of $2,869 at March 31, 2006 and a receivable of $4,756 from a related party. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $300,691. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

         The notes payable of the Company increased during the quarter from $130,001 to $149,501. This increase is attributable to new loans from Jonathan Schwartz in the amount of $15,000 and Walter Eizenberg in the amount of $2,500. In addition Wulf Rehder increased his loans by $2,500. Several non-secured notes are in default at March 31, 2006.

GOING CONCERN

         The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including its proposed Regulation E offering, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

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

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006 covered by this report. The evaluation included control areas in which we intend to make changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         No shares of stock or other securities were issued during the quarter ended March 31, 2006


Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


Item 5. OTHER INFORMATION

         None.


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

         Form 8K filed on January 6, 2006

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2006             INFINITY CAPITAL GROUP, INC.

                                By:/s/Gregory H. Laborde
                                   __________________________________________
                                   Gregory H. Laborde, Chief Executive Officer,
                                   President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2006            INFINITY CAPITAL GROUP, INC.

                               By:/s/Theodore A. Greenberg
                                 ________________________________________
                                 Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary