Form 10QSB
period 2006-06-30
INFINITY CAPITAL GROUP, INC.
filed 2006-08-18
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         FOR QUARTER ENDED JUNE 30, 2006

                        Commission file number: 000-30999
                                               -----------

                          INFINITY CAPITAL GROUP, INC.
                      ------------------------------------
             (Exact name of Registrant as Specified in its Charter)


        MARYLAND                                        16-1675285
-------------------------                      ---------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
               Registrant's telephone number, including area code

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

         As  of  June  30,  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 5,744,187.

         Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No ___X____
                                        -------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                                                                PAGE
Item 1.  Financial Statements                                                                                    1

         Consolidated  Balance  Sheets as of June 30, 2006  (unaudited)  and  December
         31, 2005 (audited)...................................................................................   2

         Consolidated Statements of Operations (unaudited) for the Three and Six Months ended
          June 30, 2006  and 2005.............................................................................   3

         Consolidated Statements of Cash Flows (unaudited) for the Six Months ended
         June 30, 2006 and 2005...............................................................................   4

         Schedule of Investments as of June 30, 2006..........................................................   5

         Statements of Changes in Net Assets..................................................................   6

         Notes to Consolidated Financial Statements (unaudited)...............................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................   11

Item 3.  Controls and Procedures..............................................................................   13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................   13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................   13

Item 3.  Defaults upon Senior Securities......................................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................   14

Item 5.  Other Information....................................................................................   14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   14

Signatures....................................................................................................   15

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

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                      June                  December
                                                                                    30, 2006                31, 2005
                                                                                  ------------------      ------------------
                                                                                    Unaudited
ASSETS

     Investments in noncontrolled affiliates (Cost: 2006 - $48,216; 2005 - $53,085)    152,034                 234,463
     Controlled Investments (Cost: $136,326)                                            87,500                 183,750
     Cash                                                                                   79                   4,728
     Due from related parties                                                                                    6,484
     Prepaid insurance                                                                  20,776
     Deferred offering costs                                                            28,625                  28,625
                                                                                  ------------------      ------------------

TOTAL ASSETS                                                                      $    289,014            $    458,050
                                                                                  ==================      ==================

LIABILITIES

     Accounts Payable                                                             $    171,463            $    112,555
     Notes payable                                                                     148,501                 130,001
                                                                                  ------------------      ------------------
          Total Liabilities                                                            319,964                 242,556
                                                                                  ------------------      ------------------

Net Assets                                                                             (30,950)           $    215,494
                                                                                  ==================      ==================


Composition of net assets
            Preferred  stock,  $0.001 par value,  10,000,000 shares  authorized, none issued or outstanding.
            Common Stock. $0.001 par value,
                       100,000,000 shares authorized
                       5,744,187 and 5,739,187 issued and outstanding             $      5,744            $      5,739
                       respectively

            Additional paid-in capital                                                 332,451                 329,956
            Accumulated income (deficit)
                       Accumulated net operating (deficit)                            (589,135)               (495,344)
                       Net realized gain on investments, net of tax                    164,999                 146,341
                       Net unrealized increase of
                       investments net of deferred tax                                  54,991                 228,802
                                                                                  ------------------      ------------------
Net Assets                                                                        $    (30,950)           $    215,494
                                                                                  ==================      ==================

Net Asset Value Per Share                                                         $      (0.01)           $       0.04
                                                                                  ==================      ==================

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Quarter Ended                          Six Months Ended
                                                                       June 30,                                  June 30,
                                                            2006                  2005                 2006                 2005
                                                     -------------------  -------------------  -------------------  ----------------
Investment Income
     Investment Fees                                            -                     -               15,000                    -
     Interest income                                            3                    23                    4                   34
                                                    -------------------   -------------------  -------------------  ----------------
Total Investment Income                                         3                    23               15,004                   34
                                                    -------------------   -------------------  -------------------  ----------------

Expenses
     Management Fees                                       10,451                14,500               28,208               18,500
     Salaries and wages                                     1,250                20,000                1,250               20,000
     Director Fees                                          7,083                15,000                7,083               15,000
     Professional Fees                                     11,075                61,681               28,734              101,345
     Insurance                                             13,965                                     26,430
     General and administrative                             3,924                13,669               13,870               22,055
     Interest                                               2,436                    20                3,220                2,590
                                                    -------------------   -------------------  -------------------  ----------------
Total Expenses                                             50,184               124,870              108,795              179,490
                                                    -------------------   -------------------  -------------------  ----------------

Net Investment Income (Loss) before taxes                 (50,181)             (124,847)             (93,791)            (179,456)
                                                    -------------------   -------------------  -------------------  ----------------

Provision for income tax                                        -                     -                    -                    -
                                                    -------------------   -------------------  -------------------  ----------------

Net investment income (loss)                              (50,181)             (124,847)             (93,791)            (179,456)
                                                    -------------------   -------------------  -------------------  ----------------

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments,
       net of tax                                           6,125                     -               18,658                    -
     Net change in unrealized increase (decrease),
       net of tax                                         (53,654)               (1,370)            (173,811)            (341,009)
                                                    -------------------   -------------------  -------------------  ----------------

Net realized and unrealized gains (losses)                (47,529)               (1,370)            (155,153)            (341,009)

Net increase (decrease) in net assets
     from operations                                 $    (97,710)         $   (126,217)        $   (248,944)        $   (520,465)
                                                    ===================   ===================  ===================  ================

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                              $      (0.02)         $      (0.02)        $      (0.04)        $      (0.10)
  Diluted                                            $      (0.02)         $      (0.02)        $      (0.04)        $      (0.10)
                                                    ===================   ===================  ===================  ================

Weighted average number of shares outstanding
  Basic                                                 5,739,242             5,335,223            5,739,215            5,462,564
  Diluted                                               5,739,242             5,335,223            5,739,215            5,462,564
                                                    ===================   ===================  ===================  ================



     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows

                                                                                                    Six Months Ended
                                                                                              June 30,           June 30,
                                                                                                2006               2005
                                                                                             ----------------- -----------------
                                                                                              Unaudited         Unaudited
Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                                   $  (244,789)      $   (520,465)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
            Change in net unrealized (increase) decrease of investments                          173,811            341,009
            Proceeds from disposition of investments securities                                   23,526
            Net realized gain on investments                                                     (18,658)
            Due From Related Parties                                                               6,484             (2,377)
            Due to related parties                                                                     -                (20)
            Prepaid and deferred expenses                                                        (24,931)                 -
            Accounts payable                                                                      58,908             78,736
            Interest Expense For Warrants Issued With Note Payable                                                      795
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       operating activities                                                      (25,649)          (102,322)
                                                                                              ----------------- -----------------

Cash Flows from Investing Activities
            Goodwill Fayber Merger                                                                     -            (22,120)
            Notes receivable - related parties                                                         -             10,000
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       investing activities                                                            -            (12,120)

Cash Flows from Financing Activities
            Proceeds from notes payable                                                           18,500             68,000
            Sale of common stock                                                                   2,500             45,912
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       financing activities                                                       21,000            113,912

Increase (Decrease) in Cash                                                                       (4,649)              (530)
                                                                                              ----------------- -----------------
Cash and Cash Equivalents - Beginning of Period                                                    4,728                987
Cash and Cash Equivalents - end of Period                                                             79                457
                                                                                              ================= =================




     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                  June 30, 2006

                Original
                Date of                                                            Original           Fair
   Shares     Acquisition                                                            Cost             Value
--------------------------------                                                ---------------- -------------------

                             Common stock in controlled affiliates -


    2,500,000       Nov-04   Satellite Organizing Solutions, Inc.,
                             publicly traded over the counter,
                             communications & business systems design
                             and consulting                                    $        136,326    $      87,500
                                                                                ---------------- ----------------

                             Subtotal                                                   136,326           87,500
                                                                                ---------------- ----------------

                             Common stock in non-controlled affiliates -


       60,550       Jun-04   Heartland, Inc., publicly traded over the counter,
                             telecommunications                                $          6,116    $      25,734

    4,210,000       Aug-04   Midland International Corporation, publicly
                             traded over the counter, telecommunications                 42,100          126,300
                                                                                ---------------- ----------------

                             Subtotal                                                    48,216          152,034
                                                                                ---------------- ----------------

                             TOTAL INVESTMENTS                                 $        184,542   $      239,534
                                                                               ================ ================


     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                              Six Months
                                                                                Ended                Year Ended
                                                                               June 30,               Dec. 31,
                                                                                 2006                   2005
                                                                           -----------------      -----------------

Changes in net assets from operations:
     Net investment income (loss)                                          $        (93,791)      $       (209,277)
     Net realized gain (loss) on investments, net of tax                             18,658                 26,753
     Net change in unrealized increase (decrease),
           net of tax                                                              (173,811)              (640,927)
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from operations                   (248,944)              (823,451)
                                                                           -----------------      -----------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                                                65,063
      Proceeds from issuance of warrants                                                                     3,000
      Debt forgiveness                                                                                      91,000
      Issuance of common stock for debt                                               2,500                 21,000
      Issuance of common stock for acquisition                                                                 100
      Paid in capital                                                                                          795
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from stock transactions              2,500                180,958
                                                                           -----------------      -----------------

Net increase (decrease) in net assets                                              (246,444)              (642,493)
Net assets at beginning of year                                                     215,494                857,987
                                                                           -----------------      -----------------

Net assets at end of period                                                $        (30,950)      $        215,494
                                                                           =================      =================



     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

On April 29, 2005, the Company entered into a Plan of Merger with Fayber Group, Inc. ("Fayber"). The Company acquired all of the outstanding shares of Fayber for the purposes of accomplishing the Merger of the Company and Fayber. All shares of Fayber were retired by virtue of the merger. The Merger was completed on May 2, 2005 with the Company as the surviving corporation. The Company acquired 100% of Fayber. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note.

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed dated December 31, 2005. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - INVESTMENTS

As of June 30, 2006, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                 DATE                      INVESTMENT             COST
---------------------------------------------------------------------------------------------------------
Satellite Organizing Solutions, Inc.        November 2004             Common stock               121,336
Heartland Inc                               September 2004            Common stock                12,500
Midland International Corp                  August 2004               Common stock                42,100
                                                                                              -----------
TOTAL                                                                                            175,926

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.

The Company, as a BDC, will generally invest in illiquid and restricted securities. The Company's investments may be subject to certain restrictions on resale and may have no ready trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Factors that the Board of Directors may consider in determining fair value of an individual investment are financial performance and condition, business plan and progress towards plan, restrictions on the investment securities, liquidity, trading activity, financing activity and relative valuation to comparable companies.

With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors recently adopted a multi-step valuation process for each quarter as described below:

(1)      Management reviews all investments and summarizes current status;

(2) An independent valuation firm conducts independent appraisals of all investments;

(3)      The audit  committee of our board of directors  reviews the managements
         summary  and  the  report  of  the   independent   valuation  firm  and
         supplements with additional comments; and

(4) The Board of Directors discusses valuation and determines the fair value of each investment in our portfolio in good faith based on the input of management, the independent valuation firm and the audit committee.

This policy will be effective for the quarter ending September 30, 2006. Previous to adopting this process, management communicated informally with the independent valuation firm whose report was submitted to the board of directors for review and comment. The audit committee was formed in April 2006 and has reviewed the valuation reports and financial statements beginning with the quarter ended March 31, 2006.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2006


Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2006 and December 31, 2005 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the six months ended June 30, 2006 and 2005 incurred expenses of approximately $28,208 and $18,500 respectively to a company affiliated through an Officer & Director for management fees.

NOTE 4- NOTES PAYABLE

During the six months ended June 30, 2006 the Company incurred notes payable of $22,500, the Company repaid $1,000 on a note payable and the Company issued 5,000 shares in full satisfaction of a note payable for $2,500. As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006 the Company issued 5,000 shares in full satisfaction of a note payable for $2,500.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by June 30, 2006.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six month period ended June 30, 2006 and the year ended December 31, 2005.

                                                                                    Six Months
                                                                                      Ended                Year Ended
                                                                                     June 30,               Dec. 31,
                                                                                       2006                   2005
                                                                                -------------------    -------------------

Per share information
Net asset value, beginning of period                                                          0.04                   0.16
                                                                                -------------------    -------------------

   Net investment income (loss) (1)                                                          (0.02)                 (0.04)
   Net realized and unrealized gain (loss) (1)                                               (0.03)                 (0.11)
                                                                                -------------------    -------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                             (0.05)                 (0.15)
Issuance of common stock, warrants
   and other new equity (1)                                                                                          0.03
                                                                                -------------------    -------------------

Net asset (deficit) value, end of period                                                     (0.01)                  0.04
                                                                                ===================    ===================

Per share market value, end of period (2)                                                      N/A                    N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                                        (30,950)               215,494
Common shares outstanding at end of period                                               5,744,187              5,739,187
Diluted weighted average number of
   shares outstanding during the year                                                    5,929,715              5,541,117
Ratio of expenses to average net assets (3)                                                   277%                    48%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                                 -570%                  -186%
Average Debt Outstanding                                                                   142,668                194,067
Average Debt Per Share (1)                                                                    0.02                   0.04

(1) Calculated based on diluted weighted average number of shares outstanding during the year.

(2)  Not applicable - prior to public trading of shares

(3)  Annualized for interim period

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2005.

During the three-month period ending June 30, 2006 the Company had investment income of $3 compared to $23 for the same period in 2005.

The Company realized $6,125 in gains from investments on the sale of shares in Heartland, Inc. compared to no realized gains from investments in the same period in 2005.

The Company incurred a decrease in the change in unrealized gains from investments of $(53,654) compared to a decrease in the change in unrealized gains from investments of $(1,370) in the same period in 2005.

The Company incurred expenses for professional fees in the amount of $11,075 during the three-month period ending June 30, 2006 compared to $61,681 during the three-month period ending June 30, 2005. This decrease of $50,606 is partially due to professional fees incurred in 2005 related to a potential investment that was terminated during the due diligence process.

The Company incurred insurance costs of $13,965 during the three-month period ending June 30, 2006 compared to no insurance costs during the three-month period ending June 30, 2005. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees, salaries and directors fees in the total amount costs of $18,784 during the three-month period ending June 30, 2006 compared to a total of $49,500 for the same costs during the three-month period ending June 30, 2005. $25,000 of the 2005 amount had been accrued and was subsequently reversed in a subsequent period.

Other general and administrative expenses for the three-month period ending June 30, 2006 totaled $3,924 compared to $13,746 during the same three-month period ending June 30, 2005 representing a decrease of $9,822.

The Company had a net decrease in net assets from operations of $(97,710) for the three-month period ending June 30, 2006 as compared to a net decrease in net assets from operations of $(126,217) for the three-month period ending June 30, 2005. This represents a decrease of $28,507. The decrease in net assets per share from operations for the three-month period in 2006 was $0.02 compared to $0.02 for the same period in 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

During the six-month period ending June 30, 2006 the Company had investment income of $15,004 compared to $34 for the same period in 2005. This included a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

The Company realized $18,658 in gains from investments on the sale of shares in Heartland, Inc. compared to no realized gains from investments in the same period in 2005.

The Company incurred a decrease in the change in unrealized gains from investments of $(173,811) compared to a decrease in the change in unrealized gains from investments of $(341,009) in the same period in 2005.

The Company incurred expenses for professional fees in the amount of $28,734 during the six-month period ending June 30, 2006 compared to $101,345 during the six-month period ending June 30, 2005. This decrease of $72,611 is partially due to professional fees incurred in 2005 related to a potential investment that was terminated during the due diligence process.

The Company incurred insurance costs of $26,430 during the six-month period ending June 30, 2006 compared to no insurance costs during the six-month period ending June 30, 2005. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees, salaries and directors fees in the total amount costs of $36,791 during the six-month period ending June 30, 2006 compared to a total of $53,500 for the same costs during the six-month period ending June 30, 2005. $25,000 of the 2005 amount had been accrued and was subsequently reversed in a subsequent period.

Other general and administrative expenses for the six-month period ending June 30, 2006 totaled $13,870 compared to $22,055 during the same six-month period ending June 30, 2005 representing a decrease of $8,185.

The Company had a net decrease in net assets from operations of $(248,944) for the six-month period ending June 30, 2006 as compared to a net decrease in net assets from operations of $(520,465) for the six-month period ending June 30, 2005. This represents a decrease of $271,521. The decrease in net assets per share from operations for the six-month period in 2006 was $0.04 compared to $0.10 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $79 at June 30, 2006. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $319,964. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company increased during the six-month period ended June 30, 2006 from $130,001 to $148,501. This increase is attributable to new loans from Jonathan Schwartz in the amount of $15,000 and Walter Eizenberg in the amount of $1,000. In addition Wulf Rehder increased his loans by $2,500. As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date. Maturity dates of other notes coming due during the quarter were extended to June 30, 2006 for no additional consideration.

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

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. It may acquire or add employees of an unknown number in the next twelve months.

ITEM 3.    CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

5,000 shares of stock were issued during the six months ended June 30, 2006 in full satisfaction of a note payable for $2,500.

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

         Form 8K filed on May 1, 2006 Form 8K filed on May 3, 2006 Form 8K filed on May 18, 2006 Form 8K filed on June 1, 2006

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2006             INFINITY CAPITAL GROUP, INC.

                                   By:/s/Gregory H. Laborde
                                   ________________________________________
                                   Gregory H. Laborde, Chief Executive Officer,
                                   President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 18, 2006           INFINITY CAPITAL GROUP, INC.

                                 By:/s/Theodore A. Greenberg
                                 __________________________________________
                                 Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary