Form 10-QT/A
period 2005-06-30
INFINITY CAPITAL GROUP, INC.
filed 2006-09-21
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QT/A
                                 Amendment No. 1


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

                          INFINITY CAPITAL GROUP, INC.
                   ------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


     Maryland                                               16-1675285
----------------                                        -------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)



                 80 Broad Street, 5th Floor, New York, NY 10004
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                   Yes      X                No _______
                                        --------------





                                Table of Contents

                                                                                                                 Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

      Balance Sheets for June 30, 2005 (Unaudited) and December 31, 2004......................................     2

      Statements of Operations (Unaudited) For the Three Months and Six
      Months Ended June 30, 2005 and 2004.....................................................................     3

      Statements of Cash Flows (Unaudited) For the Three Months and Six
      Months Ended June 30, 2005 and 2004.....................................................................     4

      Statement of Investments (Unaudited) June 30, 2005 .....................................................     5

      Statement of Changes in Net Assets for the Three Months and Six
      Months Ended June 30, 2005 and December 31, 2004........................................................     6

      Notes to Financial Statements............ ..............................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     12

Item 3.  Controls and Procedures..............................................................................     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     16

Item 3.  Defaults upon Senior Securities......................................................................     16

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     16

Item 5.  Other Information....................................................................................     16

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     17

Signatures....................................................................................................     17



This Amendment No. 1 on Form 10-QT/A ("Amendment" or "Form 10-QT/A") to our Quarterly Report on Form 10-QT for the fiscal quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 16, 2005, 2005 (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, and Part I, Item 3 Controls and Procedures in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment certain currently dated certifications. This Form 10-QT/A amends and replaces the Original Filing in its entirety. Infinity Capital, Inc. is refiling the entire Original Filing (as amended by this Form 10-QT/A) with this Form 10-QT/A. Except as described above, no changes have been made to the Original Filing.


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

                          INFINITY CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      June  30,            Dec. 31,
                                                                         2005                2004
                                                                    ---------------     ---------------
                                                                      Unaudited
   ASSETS

      Investments in non-controlled affiliates (cost $54,600)       $      806,450      $    1,319,925
      Controlled Investments (Cost - $121,326)                             175,000             177,500
      Cash                                                                     457                 987
      Accrued receivables                                                   12,831              12,831
      Notes receivable - related parties                                    14,639              24,639
      Other receivables - related parties                                      510                 510
      Goodwill                                                              22,120
      Other assets                                                           2,639                 262
                                                                    ---------------     ---------------

Total Assets                                                        $    1,034,646      $    1,536,654
                                                                    ===============     ===============

      LIABILITIES

      Accrued payables                                              $      113,113      $       34,377
      Due to related parties                                                     -                  20
      Notes payable                                                        260,500             192,500
      Deferred tax liability                                               276,804             451,770
                                                                    ---------------     ---------------

Total Liabilities                                                   $      650,417      $      678,667
                                                                    ---------------     ---------------

NET ASSETS (DEFICIT)                                                $      384,229      $      857,987
                                                                    ===============     ===============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                           $            -      $            -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,571,487 & 5,335,237
          issued and outstanding                                             5,571               5,335
      Additional paid in capital                                           195,873             149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                       (465,523)           (286,067)
         Net realized gain (loss) on investments, net of tax               119,588             119,588
         Net unrealized increase (decrease) of
             investments, net of deferred tax                              528,720             869,729
                                                                    ---------------     ---------------
Net Assets                                                          $      384,229      $      857,987
                                                                    ===============     ===============

Net Asset Value Per Share                                           $         0.07      $         0.16
                                                                    ===============     ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Quarter Ended                     Six Months Ended
                                                  June 30,          June 30,             June 30,       June 30,
                                                    2005              2004             2005               2004
                                                 ------------      ------------     -----------         ----------
                                                 Unaudited         Unaudited        Unaudited           Unaudited
Investment Income
   Interest income                               $        23       $         1      $       34          $       6

                                                 ------------      ------------     -----------         ----------
Total Investment Income                                   23                 1              34                  6
                                                 ------------      ------------     -----------         ----------

Expenses:
   Management Fees                                    14,500             7,300          18,500             16,400
   Salaries and wages                                 20,000                 -          20,000                  -
   Directors Fees                                     15,000                 -          15,000                  -
   Professional fees                                  61,681                 -         101,345                  -
   General and administrative                         13,669             4,768          22,055             (5,087)
   Interest expense                                       20                 -           2,590                  -
                                                 ------------      ------------     -----------         ----------

Total Expenses                                       124,870            12,068         179,490             11,313
                                                 ------------      ------------     -----------         ----------

Net Investment Income (Loss) before taxes           (124,847)          (12,067)       (179,456)           (11,307)
                                                 ------------      ------------     -----------         ----------

Provision for income tax                                   -                 -               -                  -
                                                 ------------      ------------     -----------         ----------

Net investment income (loss)                        (124,847)          (12,067)       (179,456)           (11,307)

Net realized and unrealized gains (losses):
   Net realized gain (loss) on investments,
         net of tax                                        -                 -               -                  -
   Net Change in unrealized increase (decrease),
        net of tax                                    (1,370)                -        (341,009)                 -
                                                 ------------      ------------     -----------         ----------

Net realized and unrealized gains (losses)            (1,370)                -        (341,009)                 -
                                                 ------------      ------------     -----------         ----------


Net increase (decrease) in net assets
  from operations                                $  (126,217)      $   (12,067)     $ (520,465)         $ (11,307)
                                                 ============      ============     ===========         ==========

Net increase (decrease) in net assets per share
  From continuing operations
  Basic                                          $     (0.02)      $     (0.00)     $    (0.10)         $   (0.00)
  Diluted                                        $     (0.02)      $     (0.00)     $    (0.10)         $   (0.00)
                                                 ============      ============     ===========         ==========

Weighted average number of
common shares outstanding
  Basic                                            5,535,223         5,104,246       5,462,564          5,104,246
  Diluted                                          5,535,223         5,730,996       5,462,564          5,730,996
                                                 ============      ============     ===========         ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Six Months Ended
                                                                                       June 30,              June 30,
                                                                                         2005                  2004
                                                                                   -----------------     ----------------
                                                                                       Unaudited             Unaudited
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                         $       (520,465)     $       (11,307)

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operatins to net cash used in operating activities:
          Change in net unrealized (increase) depreciation of investments                   341,009
          Due from related parties
          Other assets                                                                       (2,377)
          Accrued payables                                                                   78,736               (8,288)
          Due to related parties                                                                (20)
          Interest Expense For Warrants Issued With Note Payable                                795
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               operating activities                                                        (102,322)             (19,595)
                                                                                   -----------------     ----------------

Cash Flows From Investing Activities:
      Goodwill Fayber Merger                                                       $        (22,120)
      Investment in securities                                                                           $       (12,500)
      Notes receivable - related parties                                                     10,000              (25,602)
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               investing activities                                                         (12,120)             (38,102)
                                                                                   -----------------     ----------------

Cash Flows From Financing Activities:
     Proceeds from notes payable                                                             68,000               28,500
     Sales of common stock                                                                   45,912               15,301
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               financing activities                                                         113,912               43,801
                                                                                   -----------------     ----------------

Net Increase (Decrease) In Cash                                                                (530)             (13,896)
Cash At The Beginning Of The Period                                                             987               13,896
                                                                                   -----------------     ----------------

Cash At The End Of The Period                                                      $            457      $             -
                                                                                   =================     ================



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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 June 30, 2005

                    Original
                    Date of                                                                           Original           Fair
    Shares        Acquisition                                                                           Cost            Value
---------------  ---------------                                                                   --------------- -----------------

                                  Common stock in controlled affiliates -
                                  45.55% of net assets

     2,190,000           Nov-04   Satellite Organizing Solutions, Inc.,
                                  publicly traded over over the counter,
                                  45.55% of net assets, communications & business
                                  systems design and consulting                                    $      121,326  $        175,000
                                                                                                   --------------- -----------------

                                  Subtotal                                                         $      121,326  $        175,000
                                                                                                   --------------- -----------------

                                  Common stock in non-controlled affiliates -
                                  209.89% of net assets

       123,750           Jun-04   Heartland, Inc., publicly traded over the counter,
                                  11.59% of net assets, telecommunications                         $       12,500  $         44,550

     4,210,000           Aug-04   Azonic Corporation, publicly traded over the counter,
                                  198.29% of net assets, telecommunications                        $       42,100  $        761,900
                                                                                                   --------------- -----------------

                                  Subtotal                                                         $       54,600  $        806,450
                                                                                                   --------------- -----------------

                                  TOTAL INVESTMENTS                                                $      175,926  $        981,450
                                                                                                   =============== =================

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                              Six Months
                                                                                Ended                Year Ended
                                                                               Jun 30,                Dec. 31,
                                                                                 2005                   2004
                                                                           -----------------      -----------------

Changes in net assets from operations:
     Net investment income (loss)                                          $       (179,456)      $       (197,405)
     Net realized gain (loss) on investments, net of tax                                                   119,588
     Net change in unrealized increase (decrease),
           net of tax                                                              (341,009)               911,176
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from operations                   (520,465)               833,359
                                                                           -----------------      -----------------

Capital stock transactions:
      Proceeds from issuance of common stock                                         45,912                  7,500
      Proceeds from issuance of warrants                                                                     2,000
      Issuance of common stock for debt                                                                    122,094
      Warrants Issued With Notes Payable                                                795                  3,356
      Paid in capital                                                                                       12,500
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from stock transactions             46,707                147,450
                                                                           -----------------      -----------------

Net increase (decrease) in net assets                                              (473,758)               980,809
Net assets at beginning of year                                                     857,987               (122,822)
                                                                           -----------------      -----------------

Net assets at end of period                                                $        384,229       $        857,987
                                                                           =================      =================

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

On April 29, 2005, the Company entered into a Plan of Merger with Fayber Group, Inc. ("Fayber"). The Company acquired all of the outstanding shares of Fayber for the purposes of accomplishing the Merger of the Company and Fayber. All shares of Fayber were retired by virtue of the merger. The Merger was completed on May 2, 2005 with the Company as the surviving corporation. The Company acquired 100% of Fayber in exchange for 100,000 shares of common stock and a $20,000 Promissory Note.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2004 Annual Report filed dated December 31, 2004. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


NOTE 2 - INVESTMENTS

As of June 30, 2005, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                           DATE              INVESTMENT        COST
Satellite Organizing Solutions, Inc.        November 2004     Common stock       121,336
Heartland Inc                               September 2004    Common stock        12,500
Azonic Corporation                          August 2004       Common stock        42,100
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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2005 and December 31, 2004 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the six months ended June 30, 2005 and 2004 incurred expenses of approximately $18,500 and $16,400 respectively to a company affiliated through an Officer & Director for management fees.

NOTE 4- NOTES PAYABLE

During the six months ended June 30, 2005 the Company incurred notes payable of $68,000.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2005 the Company sold 136,250 shares of the Company's Common stock through the exercise of Class A Warrants for $42,857 and issued 100,000 shares of the Company's Common stock to complete the merger with Fayber Group, Inc.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six month period ended June 30, 2005 and the year ended December 31, 2004.

                                                                                Six Months
                                                                                   Ended              Year Ended
                                                                                 June 30,              Dec. 31,
                                                                                   2005                  2004
                                                                             ------------------    ------------------

Per share information
Net asset value, beginning of period                                                      0.16                 (0.02)
                                                                             ------------------    ------------------

   Net investment income (loss) (1)                                                      (0.03)                (0.03)
   Net realized and unrealized gain (loss) (1)                                           (0.07)                 0.18
                                                                             ------------------    ------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                         (0.10)                 0.15
Issuance of common stock, warrants
   and other new equity (1)                                                               0.01                  0.03
                                                                             ------------------    ------------------

Net asset (deficit) value, end of period                                                  0.07                  0.16
                                                                             ==================    ==================

Per share market value, end of period (2)                                                  N/A                   N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                                    384,229               857,987
Common shares outstanding at end of period                                           5,471,487             5,335,237
Diluted weighted average number of
   shares outstanding during the period                                              5,462,564             5,730,996
Ratio of expenses to average net assets (3)                                                62%                   54%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                             -179%                  227%
Average Debt Outstanding                                                               231,167               175,750
Average Debt Per Share (1)                                                                0.04                  0.03

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the period.
     (2)  Not applicable - prior to public trading of shares
     (3)  Annualized for interim period

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE - 7 SUBSEQUENT EVENTS

Investments - On July 18, 2005 Azonic Corporation changed its name to Midland International Corporation. The value of the Company's investment in
Azonic/Midland has steadily declined and as of June 30, 2006 was valued at $126,300 which is a decrease of $635,600 from the June 30, 2005 valuation. The Company's valuation procedure has been revised as described in Note 2 above.

Notes Payable - During 2005 a company affiliated through an Officer & Director purchased $91,000 of the outstanding notes payable and contributed the debt to paid in capital for no consideration. As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by June 30, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004.

During the three-month period ending June 30, 2005 the Company had investment income of $23 compared to $1 for the same period in 2004.

During the three-month period ending June 30, 2005, the Company incurred a decrease in change in unrealized gains from investments of $(1,370) compared to no change in unrealized gains from investments in the same period in 2004.

The Company incurred expenses for professional fees in the amount of $61,681 during the three-month period ending June 30, 2005 compared to $0 during the three-month period ending June 30, 2004. This increase of $61,681 is partially due to professional fees incurred in 2005 related to the merger with Fayber and becoming an SEC reporting company, a potential investment that was terminated during the due diligence process and an overaccrual reversal that decreased the earlier period amount.

The Company incurred management fees, salaries and directors fees in the total amount costs of $49,500 during the three-month period ending June 30, 2005 compared to a total of $7,300 for the same costs during the three-month period ending June 30, 2004. $25,000 of the 2005 was subsequently reversed in a later period.

Other general and administrative expenses for the three-month period ending June 30, 2005 totaled $13,669 compared to $4,768 during the three-month period ending June 30, 2004 representing an increase of $8,901.

The Company had a net decrease in net assets from operations of $(126,217) for the three-month period ending June 30, 2005 as compared to a net decrease in net assets from operations of $(12,067) for the three-month period ending June 30, 2005. This represents a decrease of $114,150. The decrease in net assets per share from operations for the three-month period in 2005 was $0.02 compared to $0.00 for the same period in 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

During the six-month period ending June 30, 2005 the Company had investment income of $34 compared to $6 for the same period in 2004.

During the six-month period ending June 30, 2005, the Company incurred a decrease in change in unrealized gains from investments of $(341,009) compared to no change in unrealized gains from investments in the same period in 2004.

The Company incurred expenses for professional fees in the amount of $101,345 during the six-month period ending June 30, 2005 compared to $0 during the six-month period ending June 30, 2004. This increase of $101,345 is partially due to professional fees incurred in 2005 related to the merger with Fayber and becoming an SEC reporting company, a potential investment that was terminated during the due diligence process and an overaccrual reversal that decreased the earlier period amount.

The Company incurred management fees, salaries and directors fees in the total amount costs of $53,500 during the six-month period ending June 30, 2005 compared to a total of $16,400 for the same costs during the six-month period ending June 30, 2004. $25,000 of the 2005 was subsequently reversed in a later period.

Other general and administrative expenses for the six-month period ending June 30, 2005 totaled $13,669 compared to $(5,087) during the six-month period ending June 30, 2004 representing an increase of $18,756. This is partially due to an overaccrual reversal that decreased the earlier period amount.

The Company had a net decrease in net assets from operations of $(520,465) for the six-month period ending June 30, 2005 as compared to a net decrease in net assets from operations of $(11,307) for the six-month period ending June 30, 2005. This represents a decrease of $519,158. The decrease in net assets per share from operations for the six-month period in 2005 was $0.10 compared to $0.00 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $457 at June 30, 2005. The Company owns stock in three small public companies which it may sell in increments for capital. The Company had current liabilities of $373,663. At June 30, 2006, the Company had a cash position of $79 and current liabilities of $319,964. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company increased during the six-month period ended June 30, 2005 from $192,500 to $260,500. This increase is attributable to new loans from Diana Fridman in the amount of $15,000, William Hicks in the amount of $6,000, the $20,000 note for the Fayber Group, Inc. merger and the balance from GHL Group, a company affiliated through an Officer & Director. As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act have been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting, disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.

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

                                               Infinity Capital Group, Inc.

         Date: September 20, 2006          By: /s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President,
                                               Chief Executive Officer and
                                               Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: September 20, 2006          By: /s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President,
                                               Chief Executive Officer and
                                               Director

         Date: September 20, 2006          By: /s/Theodore A. Greenberg
                                               -----------------------------
                                               Theodore A. Greenberg, Chief
                                               Financial Officer, Chief
                                               Investment Officer, Secretary and
                                               Director