Form 10QSB/A
period 2005-09-30
INFINITY CAPITAL GROUP, INC.
filed 2006-09-21
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 1O-QSB/A
                                 Amendment No. 1


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

                        Commission file number 000-30999

                          Infinity Capital Group, Inc.
             (Exact name of registrant as specified in its charter)


             Maryland                                         16-1675285
             --------                                         ----------
(State or other jurisdiction of incorporation             (I.R.S. employer
           or organization)                              Identification No.)


80 Broad Street, 5th Floor, New York, New York                   10004
----------------------------------------------                   -----
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


Yes ______                 No ___x____
                                 -

                          INFINITY CAPITAL GROUP, INC.

                                      INDEX

                                                                       PAGE  NO.

Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2005
                  and December 31, 2005                                       3

         Consolidated Statements of Operations - Three months and Nine months
                  ended September 30, 2005 and 2004                           4

         Consolidated Statements of Cash Flows - Nine months ended
                  September 30, 2005 and 2004                                 5

         Consolidated Schedule of Investments September 30, 2005              6

         Statements of Changes in Net Assets                                  7

         Notes to Consolidated Financial Statements                           8

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     13

     Item 3.  Controls and Procedures                                        16

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds                      16

     Item 6.  Exhibits                                                       17

         Signatures                                                          18

This Amendment No. 1 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005, (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation and Part I, Item 3 Controls and Procedures, in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment certain currently dated certifications. This Form 10-QSB/A amends and replaces the Original Filing in its entirety. Infinity Capital, Inc. is refiling the entire Original Filing (as amended by this Form 10-QSB/A) with this Form 10-QSB/A. Except as described above, no changes have been made to the Original Filing.

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

                     INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                                          September. 30,      Dec. 31,
                                                                             2005               2004
                                                                        ---------------    ---------------
                                                                           Unaudited
   ASSETS


      Investments in non-controlled affiliates                          $      304,474     $    1,319,925
           (Cost: 2005 - $52,085; 2004 - $54,600)
      Controlled Investments (Cost $121,326)                                   218,750            177,500
      Cash                                                                         629                987
      Accrued receivables                                                                          12,831
      Notes receivable - related parties                                                           24,639
      Other receivables - related parties                                        5,189                510
      Goodwill                                                                  22,120
      Other assets                                                                 262                262
                                                                        ---------------    ---------------

Total Assets                                                            $      551,424     $    1,536,654
                                                                        ===============    ===============

      LIABILITIES

      Accrued payables                                                  $       69,802     $       34,377
      Due to related parties                                                                           20
      Notes payable                                                            146,834            192,500
      Deferred tax liability                                                   120,000            451,770
                                                                        ---------------    ---------------

Total Liabilities                                                       $      336,636     $      678,667
                                                                        ---------------    ---------------

NET ASSETS (DEFICIT)                                                    $      214,788     $      857,987
                                                                        ===============    ===============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                               $            -     $            -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,695,487 & 5,335,237
          issued and outstanding                                                 5,695              5,335
      Additional paid in capital                                               315,749            149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                           (476,134)          (286,067)
         Net realized gain (loss) on investments, net of tax                   140,665            119,588
         Net unrealized increase (decrease) of
             investments, net of deferred tax                                  228,813            869,729
                                                                        ---------------    ---------------
Net Assets                                                              $      214,788     $      857,987
                                                                        ===============    ===============

Net Asset Value Per Share                                               $         0.04     $         0.16
                                                                        ===============    ===============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        Quarter Ended                 Nine Months Ended
                                                                 September 30,   September 30,    September 30,    September 30,
                                                                   2005            2004           2005               2004
                                                                -----------     ------------    ----------         ---------
                                                                Unaudited       Unaudited       Unaudited          Unaudited
Investment Income
   Interest income                                                     638                1           672                 7
   Other                                                             2,000                -         2,000                 -
                                                                -----------     ------------    ----------         ---------
Total Investment Income                                              2,638                1         2,672                 7
                                                                -----------     ------------    ----------         ---------

Expenses:
   Management Fees                                                  16,320           11,850        34,820            28,250
   Salaries and wages                                              (10,000)               -        10,000                 -
   Directors Fees                                                  (10,000)               -         5,000                 -
   Professional fees                                                                 16,990       100,687             8,490
   General and administrative                                       13,411            6,101        28,935             9,514
   Meals & Entertainment                                             3,443                -        10,709                 -
   Interest expense                                                      -                -         2,590                 -
   Loan Fees                                                             -           37,500             -            37,500
                                                                -----------     ------------    ----------         ---------
                                                                    13,174           72,441       192,741            83,754
                                                                -----------     ------------    ----------         ---------

Loss from continuing operations before income taxes                (10,536)         (72,440)     (190,069)          (83,747)
                                                                -----------     ------------    ----------         ---------

Provision for income tax                                                 -                -             -                 -
                                                                -----------     ------------    ----------         ---------

      Net income (loss) from continuing operations                 (10,536)         (72,440)     (190,069)          (83,747)

Net realized and unrealized gains (losses):
   Net realized gain (loss) on investments, net of tax              21,077           83,553        21,077            83,553
   Change in unrealized increase (depreciation)
        of non-controlled affiliate investments, net of tax       (299,907)               -      (640,916)                -
                                                                -----------     ------------    ----------         ---------

Net realized and unrealized gains (losses)                        (278,830)          83,553      (619,839)           83,553
                                                                -----------     ------------    ----------         ---------

Net increase (decrease) in net assets from operations           $ (289,366)     $    11,113     $(809,908)         $   (194)
                                                                ===========     ============    ==========         =========

Net increase (decrease) in net assets per share
  From continuing operations
  Basic                                                         $    (0.05)     $      0.00     $   (0.15)         $  (0.00)
  Diluted                                                       $    (0.05)     $      0.00     $   (0.15)         $  (0.00)
                                                                ===========     ============    ==========         =========

Weighted average number of
common shares outstanding
  Basic                                                          5,593,052        5,104,246     5,506,538          5,104,246
  Diluted                                                        5,593,052        5,730,996     5,506,538          5,730,996
                                                                ===========     ============    ==========         =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Nine Months Ended
                                                                                      September 30,        September 30,
                                                                                        2005                   2004
                                                                                  -----------------     --------------------
                                                                                       Unaudited             Unaudited
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                        $       (809,906)     $           (11,307)

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operations to net cash used in operating activities:
          Change in net unrealized (increase) decrease                                     640,916
          Gain on sale of securities                                                       (21,077)
          Proceeds from disposition of investments securities                               22,592
          Investment Securities                                                                                     (12,500)
          Accrued receivables                                                               12,831
          Due from related parties                                                          (4,679)
          Other assets
          Accrued payables                                                                  35,425                   (8,288)
          Due to related parties                                                               (20)
          Interest Expense For Warrants Issued With Note Payable                               795
                                                                                  -----------------     --------------------
               Net cash provided by (used for)
               operating activities                                                       (123,123)                 (32,095)
                                                                                  -----------------     --------------------

Cash Flows From Investing Activities:
      Goodwill Fayber merger                                                      $        (22,120)
      Notes receivable - related parties                                                    24,639                  (25,602)
                                                                                  -----------------     --------------------
               Net cash provided by (used for)
               investing activities                                                          2,519                  (25,602)
                                                                                  -----------------     --------------------

Cash Flows From Financing Activities:
     Proceeds from notes payable                                                            68,334                   28,500
     Sales of common stock                                                                  51,912                   15,301
                                                                                  -----------------     --------------------
               Net cash provided by (used for)
               financing activities                                                        120,246                   43,801
                                                                                  -----------------     --------------------

Net Increase (Decrease) In Cash                                                               (358)                 (13,896)
Cash At The Beginning Of The Period                                                            987                   13,896
                                                                                  -----------------     --------------------

Cash At The End Of The Period                                                     $            629      $                 -
                                                                                  =================     ====================

Schedule of noncash investing and financing activiies
      100,000 shares of common stock issued for note payable                      $         25,000
                                                                                  =================
      Notes payable contributed to additional paid in capital                     $         89,000
                                                                                  =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               September 30, 2005

                 Original
                  Date of                                                                Original         Fair
   Shares       Acquisition                                                                Cost          Value
-------------  ---------------                                                         ------------- ---------------

                              Common stock in controlled affiliates -
                              45.55% of net assets

   2,500,000          Nov-04  Satellite Organizing Solutions, Inc.,
                              publicly traded over over the counter,
                              20.69% of net assets, communications & business
                              systems design and consulting                            $    121,326  $      218,750
                                                                                       ------------- ---------------

                              Subtotal                                                 $    121,326  $      218,750
                                                                                       ------------- ---------------

                              Common stock in non-controlled affiliates -
                              209.89% of net assets

     108,750          Jun-04  Heartland, Inc., publicly traded over the counter,
                              6.63% of net assets, telecommunications                  $     10,985  $       51,874

   4,210,000          Aug-04  Midland International Corporation, publicly traded
                              over the counter, telecommunications                     $     42,100  $      252,600
                                                                                       ------------- ---------------

                              Subtotal                                                 $     53,085  $      304,474

                              TOTAL INVESTMENTS                                        $    174,411  $      523,224
                                                                                       ============= ===============

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                              Nine Months
                                                                                Ended                Year Ended
                                                                              Sept. 30,               Dec. 31,
                                                                                 2005                   2004
                                                                           -----------------      -----------------

Changes in net assets from operations:
     Net investment income (loss)                                          $       (190,069)      $       (197,405)
     Net realized gain (loss) on investments, net of tax                             21,077                119,588
     Net change in unrealized increase (decrease),
           net of tax                                                              (640,916)               911,176
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from operations                   (809,908)               833,359
                                                                           -----------------      -----------------

Capital stock transactions:
      Proceeds from issuance of common stock                                         76,914                  7,500
      Proceeds from issuance of warrants                                                                     2,000
      Issuance of common stock for debt                                              89,000                122,094
      Warrants Issued With Notes Payable                                                795                  3,356
      Paid in capital                                                                                       12,500
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from stock transactions            166,709                147,450
                                                                           -----------------      -----------------

Net increase (decrease) in net assets                                              (643,199)               980,809
Net assets at beginning of year                                                     857,987               (122,822)
                                                                           -----------------      -----------------

Net assets at end of period                                                $        214,788       $        857,987
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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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


NOTE 2 - INVESTMENTS

As of September 30, 2005, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                           DATE              INVESTMENT        COST
Satellite Organizing Solutions, Inc.        November 2004     Common stock       121,336
Heartland, Inc.                             September 2004    Common stock        12,500
Midland International Corp*                 August 2004       Common stock        42,100
                                                                               -----------
Total                                                                            175,926

* On July 18, 2005 Azonic Corporation changed its name to Midland International Corporation.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2005 and December 31, 2004 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2005 and 2004 incurred expenses of approximately $34,820 and $28,250 respectively to a company affiliated through an Officer & Director for management fees.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4- NOTES PAYABLE

During the nine months ended September 30, 2005 the Company incurred notes payable of $83,750, the Company repaid notes payable of $17,166, Class A Warrants to purchase 100,000 shares of the Company's Common stock were exercised utilizing a $25,000 note payable and $87,250 in notes payable were acquired by a company affiliated through an Officer & Director and contributed to paid in capital for no consideration.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005 the Company sold 160,250 shares of the Company's Common stock through the exercise of Class A Warrants for $48,857, 100,000 through the exercise of Class A Warrants for a note payable of $25,000 and issued 100,000 shares of the Company's Common stock to complete the merger with Fayber Group, Inc.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine month period ended Sept. 30, 2005 and the year ended December 31, 2004.

                                                                           Nine Months
                                                                              Ended              Year Ended
                                                                            Sept. 30,             Dec. 31,
                                                                              2005                  2004
                                                                        ------------------    ------------------
Per share information
Net asset value, beginning of period                                                 0.16                 (0.02)
                                                                        ------------------    ------------------

   Net investment income (loss) (1)                                                 (0.03)                (0.03)
   Net realized and unrealized gain (loss) (1)                                      (0.12)                 0.18
                                                                        ------------------    ------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                    (0.15)                 0.15
Issuance of common stock, warrants
   and other new equity (1)                                                          0.03                  0.03
                                                                        ------------------    ------------------

Net asset (deficit) value, end of period                                             0.04                  0.16
                                                                        ==================    ==================

Per share market value, end of period (2)                                             N/A                   N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                               214,788               857,987
Common shares outstanding at end of period                                      5,695,487             5,335,237
Diluted weighted average number of
   shares outstanding during the period                                         5,506,538             5,730,996
Ratio of expenses to average net assets (3)                                           76%                   54%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                        -318%                  227%
Average Debt Outstanding                                                          210,084               175,750
Average Debt Per Share (1)                                                           0.04                  0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the period.
(2)  Not applicable - prior to public trading of shares
(3)  Annualized for interim period

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE - 7 SUBSEQUENT EVENTS

Investments - The value of the Company's investments in Azonic/Midland, Heartland, Inc. and Satellite Organizing Solutions, Inc. has steadily declined and as of June 30, 2006 the total value of these investments was $239,534 which is a decrease of $283,690 from the September 30, 2005 valuation. The Company's valuation procedure has been revised as described in Note 2 above.

Notes Payable - As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

During the three-month period ending September 30, 2005 the Company had investment income of $2,638 compared to $1 for the same period in 2004.

During the three-month period ending September 30, 2005, the Company realized $21,077 in gains from investments on the sale of shares in Heartland, Inc. compared to $83,553 in realized gains from investments on the sale of shares in Azonic Corporation in the same period in 2004.

During the three-month period ending September 30, 2005, the Company incurred a decrease in change in unrealized gains from investments of $(299,907) compared to no change in unrealized gains from investments in the same period in 2004.

The Company incurred $0 in expenses for professional fees during the three-month period ending September 30, 2005 compared to $16,990 during the three-month period ending September 30, 2004.

The Company incurred management fees, salaries and directors fees in the total amount costs of $(3,680) during the three-month period ending September 30, 2005 compared to a total of $11,850 for the same costs during the three-month period ending September 30, 2004. This represents a decrease of $15,530 which is primarily due to an overaccrual reversal in the September 30, 2005 quarter.

Other general and administrative expenses plus meals and entertainment totaled $16,854 for the three-month period ending September 30, 2005 compared to $6,102 during the three-month period ending September 30, 2004 representing an increase of $10,752.

During the three-month period ending September 30, 2005, the Company incurred $0 in loan fees compared to $37,500 in loan fees in the same period in 2004. The loan fees in 2004 were to refinance notes payable that were subsequently paid off in full during 2004 as part of the transaction to sell shares in Azonic Corporation.

The Company had a net decrease in net assets from operations of $(289,366) for the three-month period ending September 30, 2005 as compared to a net increase in net assets from operations of $11,113 for the three-month period ending September 30, 2005. This represents a decrease of $300,479. The decrease in net assets per share from operations for the three-month period in 2005 was $0.05 compared to $0.00 for the same period in 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

During the nine-month period ending September 30, 2005 the Company had investment income of $2,672 compared to $7 for the same period in 2004.

During the nine-month period ending September 30, 2005, the Company realized $21,077 in gains from investments on the sale of shares in Heartland, Inc. compared to $83,553 in realized gains from investments on the sale of shares in Azonic Corporation in the same period in 2004.

During the nine-month period ending September 30, 2005, the Company incurred a decrease in change in unrealized gains from investments of $(640,916) compared to no change in unrealized gains from investments in the same period in 2004.

The Company incurred expenses for professional fees in the amount of $100,687 during the nine-month period ending September 30, 2005 compared to $8,490 during the nine-month period ending September 30, 2004. This increase of $92,197 is partially due to professional fees incurred in 2005 related to the merger with Fayber and becoming an SEC reporting company, a potential investment that was terminated during the due diligence process and an overaccrual reversal that decreased the earlier period amount.

The Company incurred management fees, salaries and directors fees in the total amount costs of $49,820 during the nine-month period ending September 30, 2005 compared to a total of $28,250 for the same costs during the nine-month period ending September 30, 2004 representing an increase of 21,570.

Other general and administrative expenses plus meals and entertainment totaled $39,644 for the nine-month period ending September 30, 2005 compared to $9,514 during the nine-month period ending September 30, 2004 representing an increase of $30,130. This is partially due to an overaccrual reversal that decreased the earlier period amount.

During the nine-month period ending September 30, 2005, the Company incurred $0 in loan fees compared to $37,500 in loan fees in the same period in 2004. The loan fees in 2004 were to refinance notes payable that were subsequently paid off in full during 2004 as part of the transaction to sell shares in Azonic Corporation.

The Company had a net decrease in net assets from operations of $(809,908) for the nine-month period ending September 30, 2005 as compared to a net decrease in net assets from operations of $(194) for the nine-month period ending September 30, 2005. This represents a decrease of $809712. The decrease in net assets per share from operations for the nine-month period in 2005 was $0.15 compared to $0.00 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $629 at September 30, 2005. The Company owns stock in three small public companies which it may sell in increments for capital. The Company had current liabilities of $216,636. At June 30, 2006, the Company had a cash position of $79 and current liabilities of $319,964. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company decreased during the nine-month period ended September 30, 2005 from $192,500 to $146,834. New notes during the period were from Diana Fridman in the amount of $15,000, William Hicks in the amount of $6,000, Wulf Rehder in the amount of $12,750, $30,000 from GHL Group, a company affiliated through an Officer & Director and the $20,000 note for the Fayber Group, Inc. merger. Repayments during the period totaled $17,166, Class A Warrants to purchase 100,000 shares of the Company's Common stock were exercised by GHL Group, utilizing a $25,000 note payable and $87,250 in notes payable were acquired by GHL Group and contributed to paid in capital for no consideration. As of June 30, 2006, $100,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act have been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting, disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.


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

ITEM 6.  EXHIBITS

4.1 Debt Restructuring Agreement dated as of September 30, 2005, by and between the Company, Barry Wien, Frank Wien, GHL Group. Ltd., and Jeffrey Marcus.*

31 Certification of Chief Executive Officer and Principal Interim Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32   Certification  by  the  Chief  Executive   Officer  and  Principal  Interim
     Financial  Officer  pursuant to 18 USC Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed in Form 10QSB for quarter ended September 30, 2005.

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