Form 10KSB/A
period 2005-12-31
INFINITY CAPITAL GROUP, INC.
filed 2006-09-21
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                 Amendment No. 1


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

This Amendment No. 1 on Form 10-KSB/A ("Amendment" or "Form 10-KSB/A") to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 29, 2006, (the "Original Filing"), is being filed to amend Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation, Part II, Item 7, Financial Statements and Part II, Item 8a, Controls and Procedures in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment certain currently dated certifications. This Form 10-KSB/A amends and replaces the Original Filing in its entirety. Infinity Capital, Inc. is refiling the entire Original Filing (as amended by this Form 10-KSB/A) with this Form 10-KSB/A. Except as described above, no changes have been made to the Original Filing.



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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

         The Company had nominal investment income in 2005 and 2004. The Company experienced $211,949 in expenses for 2005 compared to $197,746 in 2004. The Company had a net investment loss of ($209,277) in 2005 compared to a net investment loss of ($197,405) in 2004. The Company had net realized and unrealized losses of (614,174) in 2005 compared to net realized and unrealized gains of 1,030,764 in 2004. In both years this was primarily due to the change in market value of the Company's investment in Midland International Corp. Net assets per share from operations decreased ($.15) in 2005 and increased $.16 in 2004. The Company will continue to have operating losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance at the end of the year in 2005 of $4,728 compared to $987 at year end 2004. The current liabilities exceed current assets by $237,828. The Company had $234,463 in non-controlled affiliate investments and $183,750 in controlled investments at year end. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

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

                                            Year Ended December 31,
                                              2005            2004
               ------------------------- - ------------ -- ------------
               Audit Fees                  $     6,500     $     8,375
               ------------------------- - ------------ -- ------------
               Audit-related Fees (a)            3,400
               ------------------------- - ------------ -- ------------
               Tax Fees (b)                                        600
               ------------------------- - ------------ -- ------------
                  Total Fees               $     9,900     $     8,975
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

         Date: September 20, 2006               By:/s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde, President
                                                   and CEO

                                   DIRECTORS:

         Date: September 20, 2006               By: /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde

         Date: September 20, 2006               By:/s/Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg

         Date: September 20, 2006               By:/s/Steven Katz
                                                   -----------------------------
                                                   Steven Katz

         Date: September 20, 2006               By:/s/Pierce McNally
                                                   -----------------------------
                                                   Pierce McNally

         Date: September 20, 2006               By:/s/Conrad Huss
                                                   -----------------------------
                                                   Conrad Huss

         Date: September 20, 2006               By:/s/Ernest Chu
                                                   -----------------------------
                                                   Ernest Chu

         Date: September 20, 2006               By:/s/John Moroney
                                                   -----------------------------
                                                   John Moroney

                          INFINITY CAPITAL GROUP, INC.

                    AMENDED AND RESTATED FINANCIAL STATEMENTS


                            December 31, 2005 & 2004

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS



                                                                        PAGE

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM
          2005                                                            F-1
          2004                                                            F-2


FINANCIAL STATEMENTS

                  Balance sheets                                          F-3
                  Statements of operations                                F-4
                  Statements of changes in net assets                     F-5
                  Statements of cash flows                            F-6 to F-7
                  Schedule of investments                             F-8 to F-9
                  Notes to financial statements                     F-10 to F-19

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

/s/Larry O'Donnell, CPA, P.C.
____________________________
Larry O'Donnell, CPA, P.C.
September 20, 2006

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

/s/Ronald R. Chadwick, P.C.
______________________________
Ronald R. Chadwick, P.C.
Aurora, Colorado
September 20, 2006

                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS


                                                                    Dec. 31,          Dec. 31,
                                                                      2005              2004
                                                                  --------------    -------------

                                     ASSETS

      Investments in noncontrolled affiliates
           (Cost: 2005 - $53,085; 2004 - $54,600)                 $     234,463     $  1,319,925
      Controlled Investments (Cost: 2005 - $136,326;
           2004 - $121,326)                                             183,750          177,500
      Cash                                                                4,728              987
      Accounts receivable                                                     -           12,831
      Notes receivable - related parties                                      -           24,639
      Other receivables - related parties                                 6,484              510
      Deferred Offering Costs                                            28,625                -
      Other assets                                                            -              262
                                                                  --------------    -------------
Total Assets                                                      $     458,050     $  1,536,654
                                                                  --------------    -------------

                                   LIABILITIES

      Accounts payables                                           $     112,555     $     34,377
      Due to related parties                                                  -               20
      Notes payable                                                     130,001          192,500
      Deferred tax liability                                                  -          451,770
                                                                  --------------    -------------
Total Liabilities                                                 $     242,556     $    678,667
                                                                  --------------    -------------

NET ASSETS (DEFICIT)                                              $     215,494     $    857,987
                                                                  ==============    =============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                         $           -     $          -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,739,187 & 5,335,237
          issued and outstanding                                          5,739            5,335
      Additional paid in capital                                        329,956          149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                    (495,344)        (286,067)
         Net realized gain (loss) on investments, net of tax            146,341          119,588
         Net unrealized increase (depreciation) of
             investments, net of deferred tax                           228,802          869,729
                                                                  --------------    -------------
Net Assets                                                        $     215,494     $    857,987
                                                                  ==============    =============

Net Asset Value Per Share                                         $        0.04     $       0.16
                                                                  ==============    =============




    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS




                                                                     Year Ended             Year Ended
                                                                      Dec. 31,               Dec. 31,
                                                                        2005                   2004
                                                                   ----------------       ----------------

Investment Income:
   Interest income                                                 $           672        $           341
   Other                                                                     2,000
                                                                   ----------------       ----------------
Total Investment Income                                                      2,672                    341
                                                                   ----------------       ----------------

Expenses:
   Salaries and wages                                                       10,000                      -
   Management fees                                                          37,820                 36,250
   Professional fees                                                        81,615                 71,150
   Sales and marketing                                                           -                      -
   General and administrative                                               31,990                 20,545
   Meals & Entertainment                                                    12,331
   Interest expense                                                         16,073                 32,301
   Loan fees                                                                                       37,500
   Impairment                                                               22,120
                                                                   ----------------       ----------------
Total Expenses                                                             211,949                197,746
                                                                   ----------------       ----------------

Net investment income (loss) before taxes                                 (209,277)              (197,405)
                                                                   ----------------       ----------------

Provision for income tax                                                         -                      -
                                                                   ----------------       ----------------

Net investment income (loss)                                              (209,277)              (197,405)

Realized and unrealized gains (losses):
   Net realized gain (loss) on investments, net of tax                      26,753                119,588
   Net change in unrealized increase (decrease),
        net of tax                                                        (640,927)               911,176
                                                                   ----------------       ----------------
Net realized and unrealized gains (losses)                                (614,174)             1,030,764
                                                                   ----------------       ----------------

Net increase (decrease) in net assets from operations              $      (823,451)       $       833,359
                                                                   ================       ================

Net increase (decrease) in net assets per share
  Basic                                                            $         (0.15)       $          0.16
  Diluted                                                          $         (0.15)       $          0.15
                                                                   ================       ================

Weighted average number of
common shares outstanding
  Basic                                                                  5,541,117              5,104,246
  Diluted                                                                5,541,117              5,730,996
                                                                   ================       ================




    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS




                                                                                      Year Ended           Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2005                 2004
                                                                                   -----------------     ----------------

Changes in net assets from operations:
     Net investment income (loss)                                                  $       (209,277)     $      (197,405)
     Net realized gain (loss) on investments, net of tax                                     26,753              119,588
     Net change in unrealized increase (decrease),
           net of tax                                                                      (640,927)             911,176
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from operations                           (823,451)             833,359
                                                                                   -----------------     ----------------

Capital stock transactions:
      Proceeds from issuance of common stock                                                 65,063                7,500
      Proceeds from issuance of warrants                                                      3,000                2,000
      Issuance of common stock for debt                                                      21,000              122,094
      Issuance of common stock for acquisition                                                  100
      Warrants Issued With Notes Payable                                                        795                3,356
      Notes Payable Contibuted To Capital                                                    91,000
      Paid in capital                                                                                             12,500
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from stock transactions                    180,958              147,450
                                                                                   -----------------     ----------------

Net increase (decrease) in net assets                                                      (642,493)             980,809
Net assets at beginning of year                                                             857,987             (122,822)
                                                                                   -----------------     ----------------

Net assets at end of year                                                          $        215,494      $       857,987
                                                                                   =================     ================











    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS




                                                                                      Year Ended           Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2005                 2004
                                                                                   -----------------     ----------------
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                         $       (823,451)     $       833,359

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operations to net cash used in operating activities:
          Change in net unrealized (increase) decrease of investments                       640,927             (911,176)
          Proceeds from disposition of investments securities                                28,268              150,000
          (Gain) loss on sale of investments                                                (26,753)            (119,588)
          Purchase of investment securities                                                 (15,000)            (138,500)
          Notes receivable - related parties/sale of investment                              24,639              (55,139)
          Impairment                                                                         22,120                    -
          Accounts Receivables                                                               12,831                 (331)
          Due from related parties                                                           (5,974)                (510)
          Other assets                                                                          262                 (262)
          Accounts Payable                                                                   78,178               31,659
          Due to related parties                                                                (20)                  20
          Portfolio Company Stock For Expenses                                                                    41,609
          Debt issuances to pay expenses                                                          -               37,500
          Stock issuance for interest expense with note payable conversion                        -                2,594
          Interest Expense For Warrants Issued With Note Payable                                795                3,356
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               operating activities                                                         (63,178)            (125,409)
                                                                                   -----------------     ----------------

Cash Flows From Investing Activities:
      Acquisition of Fayber Group, Inc.                                                      (2,120)                   -
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               investing activities                                                          (2,120)
                                                                                   -----------------     ----------------


                          (Continued On Following Page)




    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)



                                                                                      Year Ended           Year Ended
                                                                                       Dec. 31,             Dec. 31,
                                                                                         2005                 2004
                                                                                   -----------------     ----------------
Cash Flows From Financing Activities:
     Proceeds from notes payable                                                             66,310              267,000
     Payments on notes payable                                                              (20,559)            (164,000)
     Sales of common stock                                                                   48,913                7,500
     Sales of warrants                                                                        3,000                2,000
     Deferred Offering Costs                                                                (28,625)                   -
                                                                                   -----------------     ----------------
               Net cash provided by (used for)
               financing activities                                                          69,039              112,500
                                                                                   -----------------     ----------------

Net Increase (Decrease) In Cash                                                               3,741              (12,909)
Cash At The Beginning Of The Period                                                             987               13,896
                                                                                   -----------------     ----------------

Cash At The End Of The Period                                                      $          4,728      $           987
                                                                                   =================     ================


Schedule of Non-Cash Investing and Financing Activities
     Common stock issued for note payable                                          $         21,000      $       119,500
                                                                                   =================     ================
     Securities purchased with debt and canceling
          a note receiveable                                                       $         17,185      $        55,500
                                                                                   =================     ================
     Note payable contributed to additional paid in capital                        $         87,250      $             -
                                                                                   =================     ================

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
     Interest                                                                      $          2,590      $        25,950
                                                                                   =================     ================
     Income Taxes                                                                  $              -      $             -
                                                                                   =================     ================







    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2005


                  Original
                   Date of                                                                Original         Fair
    Shares       Acquisition                                                                Cost           Value
--------------- ---------------                                                         ------------- ----------------
                               Common stock in controlled affiliates -
                               85.27% of net assets

     2,500,000         Nov-04  Satellite Organizing Solutions, Inc.,
                               publicly traded over over the counter,
                               85.27% of net assets, communications & business
                               systems design and consulting                            $    136,326  $       183,750
                                                                                        ------------- ----------------

                               Subtotal                                                      136,326          183,750
                                                                                        ------------- ----------------

                               Common stock in non-controlled affiliates -
                               110.05% of net assets

        88,750         Jun-04  Heartland, Inc., publicly traded over the counter,
                               12.37% of net assets, telecommunications                       10,985           23,963

     4,210,000         Aug-04  Midland Int'l Corporation, publicly traded over the counter,
                               97.68% of net assets, telecommunications                       42,100          210,500
                                                                                        ------------- ----------------

                               Subtotal                                                       53,085          234,463
                                                                                        ------------- ----------------

                               TOTAL INVESTMENTS - 195.32%                              $    189,411  $       418,213
                                                                                        ============= ================


 Notes to Schedule of Investments

        The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing.

        The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider. See
        Note 1 to the Financial Statements.

        As of December 31, 2005, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2004


                 Original
                  Date of                                                                 Original         Fair
   Shares       Acquisition                                                                 Cost           Value
-------------  ---------------                                                          ------------- ----------------
                              Common stock in controlled affiliates -
                              20.69% of net assets

   2,190,000          Nov-04  Satellite Organizing Solutions, Inc.,
                              publicly traded over over the counter,
                              20.69% of net assets, communications & business
                              systems design and consulting                             $    121,326  $       177,500
                                                                                        ------------- ----------------

                              Subtotal                                                       121,326          177,500
                                                                                        ------------- ----------------

                              Common stock in non-controlled affiliates -
                              153.84% of net assets

     123,750          Jun-04  Heartland, Inc., publicly traded over the counter,
                              6.63% of net assets, telecommunications                         12,500           56,925

   4,210,000          Aug-04  Azonic Corporation, publicly traded over the counter,
                              147.21% of net assets, telecommunications                       42,100        1,263,000
                                                                                        ------------- ----------------

                              Subtotal                                                        54,600        1,319,925
                                                                                        ------------- ----------------

                              TOTAL INVESTMENTS - 174.53%                               $    175,926  $     1,497,425
                                                                                        ============= ================


 Notes to Schedule of Investments

        The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing.

        The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider. See
        Note 1 to the Financial Statements.

        As of December 31, 2004, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2005 and 2004 (195% and 175% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

The Company for the years ended December 31, 2005 and 2004 incurred management fees of approximately $37,820 and $36,250, respectively to a company affiliated through an Officer and Director.

NOTE 3. LEASE COMMITMENTS

The Company had a lease for office space which expired in June 2005. The Company entered into a lease effective December, 2005 for twelve months. The lease is noncancellable with a monthly payment of $100. Rent expense incurred under the leases in 2005 and 2004 was approximately $1,500.

NOTE 4. INVESTMENTS

Equity securities at December 31, 2005 and 2004 (195% and 175% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. INVESTMENTS (CONTINUED):

In June, 2004 the Company acquired 123,750 common shares of Heartland, Inc. valued at $12,500, when an Officer & Director of the Company contributed the shares as additional capital for no consideration.

In November 2004 the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086.

During the year ended December 31, 2005 the Company sold 25,000 common shares of Heartland, Inc. for a realized gain of $26,753. In December, 2005 the Company sold short 10,000 common shares of Heartland, Inc. for $4,538 which was recorded as an offset to the Company's position in Heartland, Inc. against which the short position was closed in January 2006.

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

At December 31, 2005 the Company had approximately $400,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31,     December 31,
                                                       2005             2004
                                                ----------------   -------------
Deferred tax liability                          $       (83,000)    $  (515,385)

Deferred tax asset arising from:
         Net operating loss carryforwards               136,000          63,615
                                                ----------------   -------------
                                                         53,000        (451,770)
Valuation allowance                                     (53,000)              -
                                                ----------------   -------------

Net Deferred Taxes                              $             -    $   (451,770)
                                                ================   =============

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                   December 31,     December 31,
                                                       2005             2004
                                                ----------------   -------------

Tax at federal statutory rate (34%)                  $ (394,000)   $    422,852
State income tax (5%)                                   (54,000)         62,184
Net operating loss benefit - used                             -         (34,350)
Net deferred taxes                                      451,770        (451,770)
Other book/tax differences                               (3,770)          1,084
                                                ----------------   -------------
                                                $ (           -)   $  (       -)
                                                ================   =============

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLE

                                                   December 31,     December 31,
                                                       2005             2004
                                                ----------------   -------------

Notes payable,  several parties,  unsecured,
interest 7% per annum,  payable in full when due,
maturing June, 2006 except one note of $10,001
which is in default                                    $ 55,001   $    42,500

Note payable, individual, secured by portfolio
company stock, lender also entitled to 12.5% of
shares in portfolio  company upon  acquisition,
or merger, int. 7% per annum,  payable in full
when due or upon next acquisition or merger,
maturing Feb. 10, 2006                                   75,000       150,000
                                                ----------------   -------------


Total notes payable (all current)                     $ 130,001     $ 192,500
                                                ================   =============


The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2005 and 2004, the fair value of the notes payable approximated the amount recorded in the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.  STOCKHOLDERS' EQUITY

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


NOTE 8. GOING CONCERN

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


NOTE 9. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2005, December 31, 2004 and the period July 8, 2003 (inception) through December 31, 2003:


                                                                                                        JULY 8, 2003
                                                                                                         (INCEPTION)
                                                                YEAR ENDED           YEAR ENDED              TO
                                                                 DEC. 31,             DEC. 31,            DEC. 31,
                                                                   2005                 2004                2003
                                                              ----------------    -----------------    ----------------

Per share information
Net asset value, beginning of period                                     0.16                (0.02)                  -
                                                              ----------------    -----------------    ----------------

   Net investment income (loss) (1)                                     (0.04)               (0.03)              (0.04)
   Net realized and unrealized gain (loss) (1)                          (0.11)                0.18                0.01
                                                              ----------------    -----------------    ----------------

Net increase (decrease) in net assets
   resulting from operations (1)                                        (0.15)                0.15               (0.02)
Issuance of common stock, warrants
   and other new equity (1)                                              0.03                 0.03                0.00
                                                              ----------------    -----------------    ----------------

Net asset (deficit) value, end of year                                   0.04                 0.16               (0.02)
                                                              ================    =================    ================

Per share market value, end of year (2)                                   N/A                  N/A                 N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                                     215,494              857,987            (122,822)
Common shares outstanding at end of year                            5,739,187            5,335,237           5,000,000
Diluted weighted average number of
   shares outstanding during the year                               5,541,117            5,730,996           2,500,000
Ratio of expenses to average net assets (3)                               49%                  37%                   -
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                            -189%                 155%                   -
Average Debt Outstanding                                              194,067              175,750              79,500
Average Debt Per Share (1)                                               0.04                 0.03                0.03

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the year.
     (2)  Not applicable - prior to public trading of shares
     (3) Average net assets were negative in 2003 so calculation would be misleading

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

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

                          INFINITY CAPITAL GROUP, INC.
                    AMENDED AND RESTATED FINANCIAL STATEMENTS


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

/s/Ronald R. Chadwick, P.C.
______________________________
Ronald R. Chadwick, P.C.
Aurora, Colorado
September 20, 2006
                                       F-1

                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS


                                                                    Dec. 31,          Dec. 31,
                                                                      2003              2004
                                                                  --------------    -------------

                                     ASSETS

      Investments in noncontrolled affiliates (Cost: $54,600)     $           -     $  1,319,925
      Controlled Investments (Cost: 2003 - $78,987; 2004 - $121,326)     37,500          177,500
      Cash                                                               13,896              987
      Accrued receivables                                                     -           12,831
      Notes receivable - related parties                                      -           24,639
      Other receivables - related parties                                     -              510
      Other assets                                                            -              262
                                                                  --------------    -------------
TOTAL ASSETS                                                      $      51,396     $  1,536,654
                                                                  --------------    -------------

                                   LIABILITIES

      Accrued payables                                            $      15,218         $ 34,377
      Due to related parties                                                  -               20
      Notes payable                                                     159,000          192,500
      Deferred tax liability                                                  -          451,770
                                                                  --------------    -------------
TOTAL LIABILITIES                                                 $     174,218     $    678,667
                                                                  --------------    -------------

NET ASSETS (DEFICIT)                                              $    (122,822)    $    857,987
                                                                  ==============    =============

Composition of net assets
      Preferred stock, $.001 par value;
          10,000,000 shares authorized; none issued
          and outstanding                                         $           -     $          -
      Common stock, $.001 par value;
          100,000,000 shares authorized;
          5,000,000 & 5,335,237
          issued and outstanding                                          5,000            5,335
      Additional paid in capital                                          2,287          149,402
      Accumulated income (deficit)
         Accumulated net operating income (deficit)                     (88,662)        (286,067)
         Net realized gain (loss) on investments, net of tax                  -          119,588
         Net unrealized increase (decrease) of
             investments, net of deferred tax                           (41,447)         869,729
                                                                  --------------    -------------
Net Assets                                                        $    (122,822)    $    857,987
                                                                  ==============    =============

Net Asset Value Per Share                                         $       (0.02)    $       0.16
                                                                  ==============    =============




    The accompanying notes are an integral part of the financial statements.

                         INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                      July 8, 2003
                                                                       (Inception)
                                                                           TO                 YEAR ENDED
                                                                        DEC. 31,               DEC. 31,
                                                                          2003                   2004
                                                                     ----------------       ----------------

INVESTMENT INCOME:
   Interest income                                                   $             6        $           341
                                                                     ----------------       ----------------
TOTAL INVESTMENT INCOME                                                            6                    341
                                                                     ----------------       ----------------

EXPENSES:
   Salaries and wages                                                              -                      -
   Management fees                                                             4,258                 36,250
   Professional fees                                                          36,750                 71,150
   Sales and marketing                                                             -                      -
   General and administrative                                                 11,638                 20,545
   Rent                                                                        9,984
   Interest expense                                                            4,985                 32,301
   Loan fees                                                                  21,053                 37,500
                                                                     ----------------       ----------------
TOTAL EXPENSES                                                                88,668                197,746
                                                                     ----------------       ----------------

NET INVESTMENT INCOME (LOSS) BEFORE TAXES                                    (88,662)              (197,405)
                                                                     ----------------       ----------------

Provision for income tax                                                           -                      -
                                                                     ----------------       ----------------

NET INVESTMENT INCOME (LOSS)                                                 (88,662)              (197,405)

REALIZED AND UNREALIZED GAINS (LOSSES):
   Net realized gain (loss) on investments, net of tax                             -                119,588
   Net change in unrealized increase (decrease),
        net of tax                                                           (41,447)               911,176
                                                                     ----------------       ----------------
NET REALIZED AND UNREALIZED GAINS (LOSSES)                                   (41,447)             1,030,764
                                                                     ----------------       ----------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                $      (130,109)       $       833,359
                                                                     ================       ================

Net increase (decrease) in net assets per share
  Basic                                                              $         (0.05)       $          0.16
  Diluted                                                            $         (0.05)       $          0.15
                                                                     ================       ================

Weighted average number of
common shares outstanding
  Basic                                                                    2,500,000              5,104,246
  Diluted                                                                  2,500,000              5,730,996
                                                                     ================       ================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                     JULY 8, 2003
                                                                                     (INCEPTION)
                                                                                          to               YEAR ENDED
                                                                                       DEC. 31,             DEC. 31,
                                                                                         2003                 2004
                                                                                   -----------------     ----------------

Changes in net assets from operations:
     Net investment income (loss)                                                  $        (88,662)     $      (197,405)
     Net realized gain (loss) on investments, net of tax                                                         119,588
     Net change in unrealized increase (decrease),
           net of tax                                                                       (41,447)             911,176
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from operations                           (130,109)             833,359
                                                                                   -----------------     ----------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                                  5,000                7,500
      Proceeds from issuance of warrants                                                          -                2,000
      Issuance of common stock for debt                                                           -              122,094
      Warrants Issued With Notes Payable                                                      2,267                3,356
      Paid in capital                                                                            20               12,500
                                                                                   -----------------     ----------------

           Net increase (decrease) in net assets from stock transactions                      7,287              147,450
                                                                                   -----------------     ----------------

Net increase (decrease) in net assets                                                      (122,822)             980,809
Net assets at beginning of year                                                                   -             (122,822)
                                                                                   -----------------     ----------------

Net assets at end of year                                                          $       (122,822)     $       857,987
                                                                                   =================     ================













    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                     July 8, 2003
                                                                                     (INCEPTION)
                                                                                          to               YEAR ENDED
                                                                                       DEC. 31,             DEC. 31,
                                                                                         2003                 2004
                                                                                   -----------------     ----------------
Cash Flows From Operating Activities:
     Net increase (decrease) in net assets from operations                         $       (130,109)     $       833,359

     Adjustments  to  reconcile  net  increase  (decrease)  in net  assets  from operations to net cash used in operating activities:
          Change in net unrealized (increase) depreciation of investments                    41,447             (911,176)
          Proceeds from disposition of investments securities                                     -              150,000
          (Gain) loss on sale of investments                                                      -             (119,588)
          Purchase of investment securities                                                (100,000)            (138,500)
          Notes receivable - related parties/sale of investment                                   -              (55,139)
          Accrued receivables                                                                     -                 (331)
          Due from related parties                                                                -                 (510)
          Other assets                                                                            -                 (262)
          Accrued payables                                                                   15,218               31,659
          Due to related parties                                                                  -                   20
          Portfolio Company Stock For Expenses                                               21,053               41,609
          Debt issuances to pay expenses                                                          -               37,500
          Stock issuance for interest expense with note payable conversion                        -                2,594
          Interest Expense For Warrants Issued With Note Payable                              2,267                3,356
                                                                                   -----------------     ----------------
               NET CASH PROVIDED BY (USED FOR)
               OPERATING ACTIVITIES                                                        (150,124)            (125,409)
                                                                                   -----------------     ----------------










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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2003

                     ORIGINAL
                      DATE OF                                                                         ORIGINAL           FAIR
     Shares         ACQUISITION                                                                         COST            VALUE
----------------- ----------------                                                                 --------------- -----------------

                                   COMMON STOCK IN CONTROLLED AFFILIATES -
                                   (30.53)% OF NET ASSETS

      18,000,000           Sep-03  Azonic Corporation, publicly traded over the counter,
                                   (30.53)% of net assets, telecommunications                      $       78,947  $         37,500
                                                                                                   --------------- -----------------

                                   TOTAL INVESTMENTS - (30.53)%                                    $       78,947  $         37,500
                                                                                                   =============== =================

                                     CASH AND OTHER ASSETS, LESS LIABILITIES - 130.53%                                     (160,322)
                                                                                                                   -----------------

                                     NET ASSETS AT DECEMBER 31, 2003 - 100%                                        $       (122,822)
                                                                                                                   =================


 NOTES TO SCHEDULE OF INVESTMENTS

     The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considering non-income producing.

     The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider. See Note 1 to the Financial Statements.

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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               December 31, 2004
                                   (Continued)

 NOTES TO SCHEDULE OF INVESTMENTS - CONTINUED

        The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider. See
        Note 1 to the Financial Statements.

        As of December 31, 2004, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2003 and 2004 (30.53% and 174.53% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

The Company for the period from July 8, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 incurred expenses of approximately $12,750 and $36,250 respectively to a company affiliated through an Officer & Director for rent and management fees.


NOTE 3. LEASE COMMITMENTS

The Company carries a lease for office space which expires in June 2005. The lease is noncancellable with a monthly payment of $300. Rent expense incurred under the lease in 2003 and 2004 was approximately $1,500 and $3,300. Subsequent to December 31, 2004 future minimum payments under the lease are approximately $1,500, all in 2005. The Company incurred rent expense of approximately $8,500 in 2003 to an Officer & Director for a month to month lease.


NOTE 4. INVESTMENTS

Equity securities at December 31, 2003 and December 30, 2004 ( (30.53)% and 174.53% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. INVESTMENTS (CONTINUED):

In June, 2004 the Company acquired 123,750 common shares of Heartland, Inc. valued at $12,500, when an Officer & Director of the Company contributed the shares as additional capital for no consideration.

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

At December 31, 2003 and 2004 the Company had approximately $88,000 and $163,000 respectively of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                 December 31,    December 31,
                                                     2003            2004
                                                  -----------    ----------
Deferred tax liability                          $           -   $ (515,385)

Deferred tax asset arising from:

         Net unrealized investment losses              16,164
         Net operating loss carryforwards              34,350       63,615
                                                  -----------    ----------
                                                       50,514     (451,770)
Valuation allowance                                   (50,514)           -
                                                  -----------    ----------

Net Deferred Taxes                              $           -   $ (451,770)
                                                  ===========    ==========

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:


                                                 December 31,    December 31,
                                                     2003            2004
                                                  -----------    ----------


Tax at federal statutory rate (34%)             $    (44,237)   $  422,852
State income tax (5%)                                 (6,505)       62,184
Net operating loss benefit - used                          -       (34,350)
Net deferred taxes                                         -      (451,770)
Other book/tax differences                               228         1,084
Valuation allowance                                   50,514             -
                                                  -----------    ----------
                                                $    (     -)   $  (     -)
                                                 ============    ==========

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLE

At December 31, 2003 and 2004 the Company had the following notes payable outstanding:


                                                 Balances at     Balances at
                                                 December 31,    December 31,
                                                     2003            2004
                                                  -----------    ----------

Notes payable,  several parties,  unsecured,
interest 7% per annum,  payable in full when due,
maturing Sept. 2004 - March, 2005                  $ 159,000     $   42,500

Note  payable,  individual,  secured by
portfolio  company  stock,  lender also
entitled to 5% of shares in portfolio
company upon acquisition or merger,  int.
7% per  annum,  payable  in full when due
or upon next  acquisition  or  merger,
maturing Nov. 10, 2005                                     -        150,000
                                                  -----------    ----------

Total notes payable (all current)                  $ 159,000      $ 192,500
                                                  ===========    ==========


The schedule of maturities by fiscal year for all notes outstanding is as follows:

              Years ending December 31,

                  2004       $   5,000
                  2005         187,500
                 Total       $ 192,500
                             =========

The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2003 and 2004, the fair value of the notes payable approximated the amount recorded in the financial statements. Interest expense for the period from July 8, 2003 (inception) to December 31, 2003, and for the year ended December 31, 2004 was $4,985 and $32,565. Costs to originate and refinance notes payable for the period from July 8, 2003 (inception) to December 31, 2003, and for the year ended December 31, 2004 were $21,053 and $37,500.

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

At the beginning of fiscal year 2003, the Company had no non-employee stock options or warrants outstanding. During 2003 the Company issued 248,750 non-employee Class A warrants, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $0.25 per share with the warrant terms expiring in 2008, to individuals for interest charges. The fair value of these warrants were estimated on the date of grant at $.01 per warrant. The Company incurred and recorded interest expense under these warrants of $2,267 in 2003.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED):

The fair value of these warrants were estimated on the date of grant at $.01 per warrant. The Company issued 200,000 of the Class A warrants for cash, and issued the remaining 408,000 warrants for interest charges. The Company incurred and recorded interest expense under these warrants of $3,356 in 2004.


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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10. FINANCIAL HIGHLIGHTS

     The following is a schedule of financial highlights for the year ended December 31, 2004 and the period July 8, 2003 (inception) through December 31, 2003:

                                                                           JULY 8, 2003
                                                                           (INCEPTION)
                                                                                TO                 YEAR ENDED
                                                                             DEC. 31,               DEC. 31,
                                                                               2003                   2004
                                                                        -------------------    -------------------

Per share information
Net asset value, beginning of period                                                     -                  (0.02)
                                                                        -------------------    -------------------

   Net investment income (loss) (1)                                                  (0.04)                 (0.03)
   Net realized and unrealized gain (loss) (1)                                       (0.02)                  0.18
                                                                        -------------------    -------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                     (0.05)                  0.15
Issuance of common stock, warrants
   and other new equity (1)                                                           0.00                   0.03
Adjustment for weighted average                                                       0.03
                                                                        -------------------    -------------------

Net asset (deficit) value, end of year                                               (0.02)                  0.16
                                                                        ===================    ===================

Per share market value, end of year (2)                                                N/A                    N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                                                 (122,822)               857,987
Common shares outstanding at end of year                                         5,000,000              5,335,237
Diluted weighted average number of
   shares outstanding during the year                                            2,500,000              5,730,996
Ratio of expenses to average net assets (3)                                              -                    37%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                             -                   155%
Average Debt Outstanding                                                            79,500                175,750
Average Debt Per Share (1)                                                            0.03                   0.03

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the year.
     (2)  Not applicable - prior to public trading of shares
     (3) Average net assets were negative in 2003 so calculation would be misleading

                         INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11. SUBSEQUENT EVENTS

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

Investments - On July 18, 2005 Azonic Corporation changed its name to Midland International Corporation. The value of the Company's investment in
Azonic/Midland has steadily declined and as of June 30, 2006 was valued at $126,300 which is a decrease of $1,136,700 from the December 31, 2004 valuation. The Company's valuation procedure has been revised as described in Note 2 above.

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