Form 10QSB/A
period 2006-03-31
INFINITY CAPITAL GROUP, INC.
filed 2006-09-21
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                                    Yes _________             No ___X____

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited).........     2

         Consolidated Statements of Operations (unaudited) for the Three Months ended
         March 31, 2006  and 2005.............................................................................     3

         Consolidated Statements of Cash Flows (unaudited) for the Threee Months ended
         March 31, 2006 and 2005..............................................................................     4

         Schedule of Investments as of March 31, 2006.........................................................     5

         Statements of Changes in Net Assets..................................................................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     11

Item 3.  Controls and Procedures..............................................................................     13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     14

Item 3.  Defaults upon Senior Securities......................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     14

Item 5.  Other Information....................................................................................     14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     14

Signatures....................................................................................................     15

This Amendment No. 1 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 17, 2006, (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, and Part I, Item 3 Controls and Procedures, in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

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

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                        March                  December
                                                                                      31, 2006                 31, 2005
                                                                                  ------------------       ------------------
                                                                                    Unaudited

                                     ASSETS
     Investments in noncontrolled affiliates
      (Cost: 2006 - $50,490; 2005 - $53,085)                                      $     165,747            $    234,463
     Controlled Investments (Cost - $136,326)                                           131,250                 183,750
     Cash                                                                                 2,869                   4,728
     Prepaid Insurance                                                                   33,241
     Other receivables - related parties                                                  4,755                   6,484
     Deferred offering costs                                                             28,625                  28,625
                                                                                  ------------------       ------------------

TOTAL ASSETS                                                                      $     366,487            $    458,050
                                                                                  ==================       ==================

                                  LIABILITIES

     Accounts Payable                                                             $     151,190            $    112,555
     Notes payable                                                                      149,501                 130,001
                                                                                  ------------------       ------------------
TOTAL LIABILITIES                                                                       300,691                 242,556
                                                                                  ------------------       ------------------

Net Assets                                                                               65,796                $215,494
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
                                                                                  ==================       ==================

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               For the Three Months ended
                                                                                                       March 31,
                                                                                             2006                 2005
                                                                                         -------------------  -------------------
Investment Income
     Investment Fees                                                                            15,000                    -
     Interest income                                                                                 1                   11
                                                                                         -------------------  -------------------
Total Investment Income                                                                         15,001                   11
                                                                                         -------------------  -------------------

EXPENSES
     Salaries and wages                                                                              -                    -
     Management Fees                                                                            17,757                4,000
     Professional Fees                                                                          17,659               39,664
     Insurance                                                                                  12,465                    -
     General and administrative                                                                  9,946                8,387
     Interest                                                                                      784                2,570
                                                                                         --------------       --------------

Total Expenses                                                                                  58,611               54,621
                                                                                         --------------       --------------

Net Investment Income (Loss) before taxes                                                      (43,610)             (54,610)

Provision for income tax                                                                             -                    -
                                                                                         --------------       --------------

Net Investment Income (Loss)                                                                   (43,610)             (54,610)
                                                                                         --------------       --------------

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                               12,533                    -
     Change in unrealized increase (decrease),
       net of tax                                                                             (118,621)            (339,639)
                                                                                         --------------       --------------

Net realized and unrealized gains (losses)                                                    (106,088)            (339,639)
                                                                                         --------------       --------------


Net increase (decrease) in net assets from operations                                    $    (149,698)       $    (394,249)
                                                                                         ==============       ==============


Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                  $       (0.03)       $       (0.07)
  Diluted                                                                                $       (0.03)       $       (0.07)
                                                                                         ==============       ==============

Weighted average number of shares outstanding
  Basic                                                                                      5,739,187            5,403,362
  Diluted                                                                                    5,739,187            5,403,362
                                                                                         ==============       ==============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows

                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                                2006               2005
                                                                                             ----------------- -----------------
                                                                                              Unaudited         Unaudited
Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                                   $  (149,698)      $   (394,249)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
            Change in net unrealized (increase) decrease of investments                          118,621            339,639
            Proceeds from disposition of investments securities                                   15,129
            Gain on sale of securities                                                           (12,533)
            Accrued receivable                                                                                          331
            Due from related parties                                                               1,729             (1,246)
            Prepaid expenses                                                                     (33,241)                 -
            Accounts payables                                                                     38,635             (8,599)
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       operating activities                                                      (21,358)           (64,124)
                                                                                              ----------------- -----------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
            Proceeds from notes payable                                                           19,500             48,000
            Sale of common stock                                                                       -             46,607
                                                                                              ----------------- -----------------
                       Net cash provided by (used for)
                       financing activities                                                       19,500             94,607

Increase (Decrease) in Cash                                                                       (1,858)            30,483
                                                                                              ----------------- -----------------
Cash and Cash Equivalents - Beginning of Period                                                    4,728                987
Cash and Cash Equivalents - end of Period                                                          2,870             31,470
                                                                                              ================= =================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 March 31, 2006

                 Original
                  Date of                                                                   Original            Fair
    Shares      Acquisition                                                                   Cost              Value
-------------- ------------------                                                       ----------------- -------------------
                               Common stock in controlled affiliates -
                               199.48% of net assets

     2,500,000        Nov-04   Satellite Organizing Solutions, Inc.,
                               publicly traded over the counter
                               199.48% of net assets, communications
                               & business systems design and consulting                 $        136,326  $         131,250
                                                                                        ----------------- ------------------

                               Subtotal                                                 $        136,326  $         131,250
                                                                                        ----------------- ------------------

                               Common stock in non-controlled affiliates -
                               251.91% of net assets

        73,050        Jun-04   Heartland, Inc., publicly traded over the counter,
                               59.95% of net assets, telecommunications                 $          8,390  $          39,447

     4,210,000        Aug-04   Midland International Corporation, publicly
                               traded over the counter, 191.96% of net assets,
                               telecommunications                                       $         42,100  $         126,300
                                                                                        ----------------- ------------------

                               Subtotal                                                 $         50,490  $         165,747
                                                                                        ----------------- ------------------

                                                                                        ----------------- ------------------
                               TOTAL INVESTMENTS                                        $        186,816  $         296,997
                                                                                        ================= ==================


    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                             Three Months
                                                                                Ended                Year Ended
                                                                              March 31,               Dec. 31,
                                                                                 2006                   2005
                                                                           -----------------      -----------------

Changes in net assets from operations:
     Net investment income (loss)                                          $        (43,610)      $       (209,277)
     Net realized gain (loss) on investments, net of tax                             12,533                 26,753
     Net change in unrealized increase (decrease),
           net of tax                                                              (118,621)              (640,927)
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from operations                   (149,698)              (823,451)
                                                                           -----------------      -----------------

Capital stock transactions:
      Proceeds from issuance of common stock                                                                65,063
      Proceeds from issuance of warrants                                                                     3,000
      Debt forgiveness                                                                                      91,000
      Issuance of common stock for debt                                                                     21,000
      Issuance of common stock for acquisition                                                                 100
      Warrants Issued With Notes Payable                                                                       795
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from stock transactions                  -                180,958
                                                                           -----------------      -----------------

Net increase (decrease) in net assets                                              (149,698)              (642,493)
Net assets at beginning of year                                                     215,494                857,987
                                                                           -----------------      -----------------

Net assets at end of period                                                $         65,796       $        215,494
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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 2 - INVESTMENTS

As of March 31, 2006, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

Portfolio Company                      Date             Investment        Cost
Satellite Organizing Solutions, Inc.   November 2004    Common stock     121,336
Heartland Inc                          September 2004   Common stock      12,500
Midland International Corp*            August 2004      Common stock      42,100
                                                                        --------
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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2006 and December 31, 2005 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2006 and 2005 incurred expenses of approximately $17,757 and $4,000 respectively to a company affiliated through an Officer & Director for management fees.

NOTE 4- NOTES PAYABLE

During the three months ended March 31, 2006 the Company incurred notes payable of $19,500. $85,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Satellite Organizing Solutions, Inc.

NOTE 5 - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2006 there was no activity in the Company's Common stock.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three month period ended March 31, 2006 and the year ended December 31, 2005.


                                                                                   Three Months
                                                                                      Ended                Year Ended
                                                                                    March 31,               Dec. 31,
                                                                                       2006                   2005
                                                                                -------------------    -------------------

Per share information
Net asset value, beginning of period                                                          0.04                   0.16
                                                                                -------------------    -------------------

   Net investment income (loss) (1)                                                          (0.01)                 (0.04)
   Net realized and unrealized gain (loss) (1)                                               (0.02)                 (0.11)
                                                                                -------------------    -------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                             (0.03)                 (0.15)
Issuance of common stock, warrants
   and other new equity (1)                                                                                          0.03
                                                                                -------------------    -------------------

Net asset (deficit) value, end of period                                                      0.01                   0.04
                                                                                ===================    ===================

Per share market value, end of period (2)                                                      N/A                    N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                                         65,796                215,494
Common shares outstanding at end of period                                               5,739,187              5,739,187
Diluted weighted average number of
   shares outstanding during the period                                                  5,739,187              5,541,117
Ratio of expenses to average net assets (3)                                                   167%                    49%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                                 -426%                  -189%
Average Debt Outstanding                                                                   139,751                194,067
Average Debt Per Share (1)                                                                    0.02                   0.04

(1)      Calculated   based  on  diluted   weighted  average  number  of  shares
         outstanding during the year.

(2)      Not applicable - prior to public trading of shares

(3)      Annualized for interim period



NOTE - 7 SUBSEQUENT EVENTS

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by June 30, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

During the three-month period ending March 31, 2006 the Company had investment income of $15,001 compared to $11 for the same period in 2005. This included a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

During the three-month period ending March 31, 2006, the Company incurred a decrease in change in unrealized gains from investments of $(118,621) compared to a decrease in change in unrealized gains from investments of $(339,639) in the same period in 2005.

During the three-month period ending March 31, 2006, the Company realized $12,533 in gains from investments on the sale of shares in Heartland, Inc. compared to $0 realized gains from investments in the same period in 2005.

The Company incurred expenses for professional fees in the amount of $17,659 during the three-month period ending March 31, 2006 compared to $39,664 during the three-month period ending March 31, 2005. This decrease of $22,005 is partially due to professional fees incurred in 2005 related to a potential investment that was terminated during the due diligence process.

The Company incurred management fees in the amount of $17,757 during the three-month period ending March 31, 2006 compared to $4,000 during the three-month period ending March 31, 2005.

Other general and administrative expenses for the three-month period ending March 31, 2006 totaled $9,946 compared to $8,387 during the three-month period ending March 31, 2005 representing an increase of $1,559.

The Company had a net decrease in net assets from operations of $(149,698) for the three-month period ending March 31, 2006 as compared to a net decrease in net assets from operations of $(394,249) for the three-month period ending March 31, 2005. This represents an increase of $244,551. The decrease in net assets per share from operations for the three-month period in 2006 was $0.03 compared to $0.07 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $2,869 at March 31, 2006. The Company owns stock in three small public companies which it may sell in increments for capital. The Company had current liabilities of $300,691. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company increased during the three-month period ended March 31, 2006 from $130,001 to $149,501. This increase is attributable to new loans from Jonathan Schwartz in the amount of $15,000 and Walter Eizenberg in the amount of $2,000. In addition Wulf Rehder increased his loans by $2,500. $85,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Satellite Organizing Solutions, Inc.

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act have been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting, disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.

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