Form 10QSB/A
period 2006-06-30
INFINITY CAPITAL GROUP, INC.
filed 2006-09-22
CIK 1118974

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

PART I.    FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 18, 2006, (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements - Note 7 Financial Highlights and Part I, Item 3 Controls and Procedures.

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

                                                                                    Six Months
                                                                                      Ended                Year Ended
                                                                                     June 30,               Dec. 31,
                                                                                       2006                   2005
                                                                                -------------------    -------------------

Per share information
Net asset value, beginning of period                                                          0.04                   0.16
                                                                                -------------------    -------------------

   Net investment income (loss) (1)                                                          (0.02)                 (0.04)
   Net realized and unrealized gain (loss) (1)                                               (0.03)                 (0.11)
                                                                                -------------------    -------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                             (0.05)                 (0.15)
Issuance of common stock, warrants
   and other new equity (1)                                                                                          0.03
                                                                                -------------------    -------------------

Net asset (deficit) value, end of period                                                     (0.01)                  0.04
                                                                                ===================    ===================

Per share market value, end of period (2)                                                      N/A                    N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                                        (30,950)               215,494
Common shares outstanding at end of period                                               5,744,187              5,739,187

Diluted weighted average number of
   shares outstanding during the year                                                    5,739,215              5,541,117

Ratio of expenses to average net assets (3)                                                   277%                    48%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                                                 -570%                  -186%
Average Debt Outstanding                                                                   142,668                194,067
Average Debt Per Share (1)                                                                    0.02                   0.04

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act have been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting, disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.


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

Dated: September 21, 2006          INFINITY CAPITAL GROUP, INC.

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

         Date: September 21, 2006          By: /s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President,
                                               Chief Executive Officer and
                                               Director

         Date: September 21, 2006          By: /s/Theodore A. Greenberg
                                               -----------------------------
                                               Theodore A. Greenberg, Chief
                                               Financial Officer, Chief
                                               Investment Officer, Secretary and
                                               Director