Form 10QSB
period 2006-09-30
INFINITY CAPITAL GROUP, INC.
filed 2006-11-17
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                      FOR QUARTER ENDED SEPTEMBER 30, 2006

                        Commission file number: 000-30999
                                               -----------

                          INFINITY CAPITAL GROUP, INC.
                       ----------------------------------
             (Exact name of Registrant as Specified in its Charter)

      MARYLAND                                          16-1675285
   --------------                            -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                      -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                     --------------------------------------
               Registrant's telephone number, including area code


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

         As of September 30, 2006 the number of shares outstanding of the registrant's only class of common stock was 5,756,187.

         Transitional Small Business Disclosure Format (Check one):

                                   Yes                       No ___X____
                                        -------------

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited).....     2

         Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended
         September 30, 2006  and 2005.........................................................................     3

         Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended
         September 30, 2006 and 2005..........................................................................     4

         Schedule of Investments as of September 30, 2006.....................................................     5

         Statements of Changes in Net Assets..................................................................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     11

Item 3.  Controls and Procedures..............................................................................     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     15

Item 3.  Defaults upon Senior Securities......................................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     15

Item 5.  Other Information....................................................................................     15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     16

Signatures....................................................................................................     16

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

                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS

                                                                                          September                      December
                                                                                          30, 2006                       31, 2005
                                                                                      ---------------------       ------------------
                                                                                            Unaudited

ASSETS

     Investments in noncontrolled affiliates
         (Cost: 2006 - $42,100; 2005 - $53,085)                                        $            80,832        $         234,463
     Controlled investments (Cost: $136,326)                                                       100,000                  183,750
     Cash                                                                                              522                    4,728
     Due from related parties                                                                                                 6,484
     Prepaid insurance                                                                               8,310
     Deferred offering costs                                                                        28,625                   28,625
                                                                                      ---------------------       ------------------

TOTAL ASSETS                                                                          $            218,289        $         458,050
                                                                                      =====================       ==================

LIABILITIES
     Accounts payable                                                                             $162,191                 $112,555
     Notes payable                                                                                 162,622                  130,001
                                                                                      ---------------------       ------------------

                                Total Liabilities                                                  324,813                  242,556
                                                                                      ---------------------       ------------------

NET ASSETS                                                                            $           (106,524)       $         215,494
                                                                                      =====================       ==================


Composition of net assets
     Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding

     Common Stock. $0.001 par value, 100,000,000 shares
     authorized, 5,756,187 and 5,739,187 issued and
     outstanding respectively
                                                                                      $              5,756        $           5,739

     Additional paid-in capital                                                       $            338,439                  329,956
     Accumulated income (deficit)
                 Accumulated net operating (deficit)                                              (627,774)                (495,344)
                 Net realized gain on investments, net of tax                                      174,650                  146,341
                 Net unrealized increase of investments,
                   net of deferred tax                                                               2,405                  228,802
                                                                                      ---------------------       ------------------

Net Assets                                                                            $           (106,524)       $         215,494
                                                                                      =====================       ==================


Net Asset Value Per Share                                                             $              (0.02)       $            0.04



    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Quarter Ended                         Nine Months Ended
                                                            September 30,                           September 30,
                                                     2006                 2005                  2006                 2005
                                                ---------------    -------------------     ---------------    -------------------

Investment Income
      Investment Fees                                        -                      -              15,000                      -
      Interest income                                        2                    638                   6                    672
      Other                                                  -                  2,000                   -                  2,000
                                                ---------------    -------------------     ---------------    -------------------

Total Investment Income                                      2                  2,638              15,006                  2,672

Expenses
      Management fees                                   12,104                 16,320              40,312                 34,820
      Salaries and wages                                     0                (10,000)              1,250                 10,000
      Directors fees                                     1,250                (10,000)              8,333                  5,000
      Professional fees                                  4,621                                     33,355                100,687
      Insurance                                         12,465                                     38,896
      General and administrative                         5,508                 13,411              19,378                 28,935
      Meals and entertainment                                                   3,443                                     10,709
      Interest expense                                   2,692                                      5,912                  2,590
                                                --------------- -- -------------------     ---------------    -------------------

Total Expenses                                          38,640                 13,174             147,436                192,741
                                                ---------------    -------------------     ---------------    -------------------

Net Investment Income (Loss) before taxes              (38,638)               (10,536)           (132,430)              (190,069)
                                                ---------------    -------------------     ---------------    -------------------

Provision for income tax                                     -                      -                   -                      -
                                                ---------------    -------------------     ---------------    -------------------

Net investment income (loss)                           (38,638)               (10,536)           (132,430)              (190,069)
                                                ---------------    -------------------     ---------------    -------------------


Net realized and unrealized gains (losses):
      Net realized gain (loss) on investments,           9,651                 21,077              28,309                 21,077
           net of tax
      Net change in unrealized increase
      (decrease),
           net of tax                                  (52,586)              (299,907)           (226,397)              (640,916)
                                                ---------------    -------------------     ---------------    -------------------

Net realized and unrealized gains (losses)             (42,935)              (278,830)           (198,088)              (619,839)
                                                ---------------    -------------------     ---------------    -------------------

Net increase (decrease) in net assets from
operations                                      $      (81,573)    $         (289,366)     $     (330,518)    $         (809,908)
                                                ===============    ===================     ===============    ===================


Net increase (decrease) in net assets per
share from continuing operations
           Basic                                $        (0.01)    $            (0.05)     $        (0.06)    $            (0.15)
           Diluted                              $        (0.01)    $            (0.05)     $        (0.06)    $            (0.15)
                                                ===============    ===================     ===============    ===================

Weighted average number of shares outstanding
  Basic                                              5,754,100              5,593,052           5,744,231              5,506,538
  Diluted                                            5,754,100              5,593,052           5,744,231              5,506,538
                                                ===============    ===================     ===============    ===================




    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                  2006                  2005
                                                                                             --------------        --------------
                                                                                                Unaudited             Unaudited
Cash Flows from Operating Activities:
               Net increase (decrease) in net assets from operations                         $    (330,518)        $    (809,906)

               Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
                  Change in net unrealized (increase)/decrease of investments                      226,397               640,916
                  Gain on sale of securities                                                       (28,309)              (21,077)
                  Proceeds from disposition of investment securities                                41,793                22,592
                  Accrued receivables                                                                    -                12,831
                  Due from related parties                                                           6,484                (4,679)
                  Prepaid expenses                                                                  (8,310)
                  Accounts Payable                                                                  49,636                35,425
                  Due to related parties                                                                                     (20)
                  Interest expense for Warrants issued with note payable                                 -                   795
                                                                                             --------------        --------------


                    Net cash provided by (used for) operating activities                           (42,827)             (123,123)
                                                                                             --------------        --------------

              Cash Flows from Investing Activities

               Goodwill - Fayber merger                                                                  -               (22,120)
               Notes receivable - related parties                                                        -                24,639
                                                                                             --------------        --------------

                    Net cash provided by (used for) investing activities                                 -                 2,519
                                                                                             --------------        --------------


Cash Flows from Financing Activities

          Proceeds from notes payable                                                               32,621                68,334
          Sale of common stock                                                                       6,000                51,912
                                                                                             --------------        --------------

                 Net cash provided by (used for) financing activities                               38,621               120,246
                                                                                             --------------        --------------


Net Increase (Decrease) in Cash                                                                     (4,206)                 (358)
Cash at the Beginning of the Period                                                                  4,728                   987
                                                                                             --------------        --------------


Cash and Cash Equivalents - end of Period                                                              522                   629
                                                                                             ==============        ==============

Schedule of noncash investing and financing activities

          Common stock issued for note payable                                               $       2,500         $      25,000
                                                                                             ==============        ==============
          Notes payable contributed to additional paid in capital                                                  $      89,000
                                                                                                                   ==============

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2006


                  Original
                   Date of                                                                Original                    Fair
    Shares       Acquisition                                                                Cost                     Value
--------------  ----------------                                                    -------------------         -------------------
                                  Common stock in controlled affiliates -


     2,500,000     Nov-04         Satellite Organizing Solutions, Inc.,
                                  publicly traded over the counter                                                           -
                                  20.69% of net assets, communications
                                  & business systems design and consulting          $          136,326          $      100,000
                                                                                    ---------------------       -----------------


                                  Subtotal                                                     136,326                 100,000
                                                                                    ---------------------       -----------------

                                  Common stock in non-controlled affiliates -


     4,210,000     Aug-04         Midland International Corporation, publicly
                                  traded over the counter, telecommunications       $           42,100          $       80,832
                                                                                    ---------------------       -----------------


                                  Subtotal                                                      42,100                  80,832
                                                                                    ---------------------       -----------------

                                  TOTAL INVESTMENTS                                 $          178,426          $   $  180,832
                                                                                    =====================       =================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                                           Nine Months
                                                                                              Ended                 Year Ended
                                                                                          September 30,            December 31,
                                                                                              2006                     2005
                                                                                       --------------------     -------------------

Changes in net assets from operations

          Net investment income (loss)                                                 $         (132,430)      $        (209,277)
          Net realized gain (loss) on investments, net of tax                                      28,309                  26,753
          Net change in unrealized increase (decrease), net of tax                               (226,397)               (640,927)
                                                                                       --------------------     -------------------

                 Net increase (decrease) in net assets from operations                           (330,518)               (823,451)
                                                                                       --------------------     -------------------

Capital Stock Transactions:
          Proceeds from issuance of common stock                                                    6,000                  65,063
          Proceeds from issuance of warrants                                                                                3,000
          Debt forgiveness                                                                                                 91,000
          Issuance of common stock for debt                                                         2,500                  21,000
          Issuance of common stock for acquisition                                                                            100

          Paid in capital                                                                               -                     795
                                                                                       --------------------     -------------------

                 Net increase (decrease) in net assets from stock transactions                      8,500                 180,958
                                                                                       --------------------     -------------------


Net increase (decrease) in net assets                                                            (322,018)               (642,493)
Net assets at beginning of year                                                                   215,494                 857,987
                                                                                       --------------------     -------------------

Net assets at end of period                                                            $         (106,524)      $         215,494
                                                                                       ====================     ===================




    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company("BDC") under the Investment Company Act of 1940 ("1040 Act").

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for all periods presented have been made.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2005 Annual Report filed dated December 31, 2005. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - INVESTMENTS

As of September 30, 2006, the Company has made two investments in target companies that total approximately $163,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                           DATE                           INVESTMENT         COST
Satellite Organizing Solutions, Inc.        November 2004                  Common stock       121,336
Heartland, Inc.                             September 2004                 Common stock        12,500
Midland International Corp                  August 2004                    Common stock        42,100
                                                                                             ---------
Total                                                                                         175,936


Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.

The Company, as a BDC, will generally invest in illiquid and restricted securities. The Company's investments may be subject to certain restrictions on resale and may have no ready trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in orderly disposition over a reasonable period of time between willing parties rather than in a forced or liquidation sale. Factors that the Board of Directors may consider in determining fair value of an individual investment are financial performance and condition, business plan and progress towards plan, restrictions on the investment securities, liquidity, trading activity, financing activity and relative valuation to comparable companies.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors recently adopted a multi-step valuation process for each quarter as described below:

1)       Management reviews all investments and summarizes current status:

2) An independent valuation firm conducts independent appraisals of all investments;

3)       The audit  committee of our board of directors  reviews the managements
         summary  and  the  report  of  the   independent   valuation  firm  and
         supplements with additional comments; and

4) The Board of Directors discusses valuation and determines the fair value of each investment in our portfolio in good faith based on the input of management, the independent valuation firm and the audit committee.

This policy will be effective for the quarter ending September 30, 2006. Previous to adopting this process management communicated informally with the independent valuation firm whose report was submitted to the board of directors for review and comment. The audit committee was formed in April 2006 and has reviewed the valuation reports and financial statements beginning with the quarter ended March 31, 2006.

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2006 and December 31, 2005 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2006 and 2005 incurred expenses of approximately $40,312 and $34,820 respectively to a company affiliated through an Officer & Director for management fees.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - NOTES PAYABLE

During the nine months ended September 30, 2006 the Company incurred notes payable of $40,121. The Company repaid $5,000 in note payables and issued 5,000 shares in full satisfaction of a note payable for $2,500. As of September 30, 2006 $148,501 in notes payable plus related accrued interest are in default for lack of repayment by their due date.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006 the Company issued 5,000 shares in full satisfaction of a note payable for $2,500. During the quarter ended September 30, 2006 the Company sold 12,000 shares of common stock for $6,000 cash.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractural amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by September 30, 2006.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine month period ended September 30, 2006 and the year ended December 31, 2005.

                                                                     Nine Months
                                                                        Ended               Year Ended
                                                                      Sep. 30,               Dec. 31,
                                                                        2006                   2005
                                                                    --------------         --------------
Per share information

Net asset value, beginning of period                                        0.04                   0.16
                                                                    --------------         --------------

          Net investment income (loss)  (1)                                (0.02)                 (0.04)
          Net realized and unrealized gain (loss)  (1)                     (0.04)                 (0.11)
                                                                    --------------         --------------

Net increase (decrease) in net assets
          resulting from operations  (1)                                   (0.06)                 (0.15)
Issuance of common stock, warrants
          and other new equity  (1)                                         0.00                   0.03
                                                                    --------------         --------------

Net asset (deficit) value, end of period                                   (0.02)                  0.04
                                                                    ==============         ==============

Per share market value, end of period  (2)                               N/A                    N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                     (106,524)               215,494
Common shares outstanding at end of period                             5,756,187              5,739,187

Diluted weighted average number of shares
          outstanding during the year                                  5,744,231              5,541,117

Ratio of expenses to average net assets  (3)                                 437%                    48%
Ratio of net increase (decrease) in net assets from
          operations to average net assets  (3)                             -980%                  -186%

Average Debt Outstanding                                                 147,656                194,067
Average Debt per Share                                                      0.02                   0.04

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

During the three-month period ending September 30, 2006 the Company had investment income of $2 compared to $638 for the same period in 2005.

The Company realized $9,651 in gains from investments on the sale of shares in Heartland, Inc. compared to $21,077 in realized gains from investments in the same period in 2005.

The Company incurred a decrease in the change in unrealized gains from investments of $(52,586) compared to a decrease in the change in unrealized gains from investments of $(299,907) in the same period in 2005.

The Company incurred expenses for professional fees in the amount of $4,621 during the three-month period ending September 30, 2006 compared to none during the same three month period ending September 30, 2005.

The Company incurred insurance costs of $12,465 during the three-month period ending September 30, 2006 compared to no insurance costs during the three-month period ending September 30, 2005. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees, salaries and directors fees in the total amount of $13,354 during the three-month period ending September 30, 2006 compared to a total of $(3,680) during the three-month period September 30, 2005. The negative amount for 2005 was caused by a reversal of a previous accrual for management salaries and director's fees.

Other  general and  administrative  expenses for the  three-month  period ending
September  30,  2006  totaled  $5,508   compared  to  $13,411  during  the  same
three-month period ending September 30, 2005 representing a decrease of $7,903.

The Company had a net decrease in net assets from operations of $(81,573) for the three-month period ending September 30, 2006 as compared to a net decrease in net assets from operations of $(289,366) for the three-month period ending September 30, 2005. This represents a decrease of $207,793. The decrease in net assets per share from operations for the three-month period in 2006 was $0.01 compared to $0.05 for the same period in 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

During the nine-month period ending September 30, 2006 the Company had revenues of $15,006 compared to $672 for the same period in 2005. This included a one time gain on the fee in the amount of $15,000 realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

The Company realized $28,309 in gains from investments on the sale of shares in Heartland, Inc. in 2006 compared to $21,077 realized gains from investments in the same period in 2005.

The Company incurred a decrease in the change in unrealized gains from investments of $(226,397) during the period in 2006 compared to a decrease in the change in unrealized gains from investments of $(640,916) in the same period in 2005.

The Company incurred expenses for professional fees in the amount of $33,355 during the nine-month period ending September 30, 2006 compared to $100,687 during the nine-month period ending September 30, 2005. This decrease of $67,332 is partially due to professional fees incurred in 2005 related to a potential investment that was terminated during the due diligence process.

The Company incurred insurance costs of $38,896 during the nine-month period ending September 30, 2006 compared to no insurance costs during the nine-month period ending September 30, 2005. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees, salaries and directors fees in the total amount of $49,895 during the nine-month period ending September 30, 2006 compared to a total of $49,820 for the same nine-month period ending September 30, 2005.

Other general and administrative expenses for the nine-month period ending September 30, 2006 totaled $19,378 compared to $28,935 for the same nine-month period ending September 30, 2005. This represents a decrease of $10,557.

The Company had a decrease in net assets from operations of $(330,518) for the nine-month period ending September 30, 2006 as compared to decrease in net assets of $(809,908) for the nine-month period ending September 30, 2005. This represents a decrease of $479,390. The decrease in net assets per share for the nine-month period in 2006 was $0.06 compared to $0.15 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $698 at September 30, 2006. The Company owns stock in two small public companies which it may sell in increments for capital. The Company has current liabilities of $324,813. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company increased during the quarter from $148,501 to $162,622. This increase is attributable to new loans from San Remo Investments in the amount of $4,121 (net of $4,000 repayment) and Theodore Greenberg (a director of the company) in the amount of $500 and Michael Littman in the amount of $4,500. In addition Advance Optics Electronics, Inc. increased its loans by $5,000.

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

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. We intend to conduct a Regulation E Offering of up to 6,062,500 shares at $0.80 per share.

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

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's third fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2006 5,000 shares of stock were issued in full satisfaction on a note payable for $2,500. Also during that same period 12,000 shares of stock were issued for $6,000 in cash.

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

Form 8K filed on August 29, 2006





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2006       INFINITY CAPITAL GROUP, INC.



                               By:/s/Gregory H. Laborde
                               _____________________________________________
                               Gregory H. Laborde, Chief Executive Officer,
                               President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 15, 2006       INFINITY CAPITAL GROUP, INC.


                               By:/s/Theodore A. Greenberg
                               _____________________________________________
                               Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary