Form 10QSB/A
period 2005-09-30
INFINITY CAPITAL GROUP, INC.
filed 2007-01-26
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 1O-QSB/A
                                 Amendment No. 2


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


Yes ______                 No ___x____
                                 -

                          INFINITY CAPITAL GROUP, INC.

                                      INDEX

                                                                       PAGE  NO.

Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

         Balance Sheets - September 30, 2005
                  and December 31, 2005                                       3

         Statements of Operations - Three months and Nine months
                  ended September 30, 2005 and 2004                           4

         Statements of Cash Flows - Nine months ended
                  September 30, 2005 and 2004                                 5

         Schedule of Investments September 30, 2005                           6

         Statements of Changes in Net Assets                                  7

         Notes to Financial Statements                                        8

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     13

     Item 3.  Controls and Procedures                                        16

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds                      16

     Item 6.  Exhibits                                                       17

         Signatures                                                          18

This Amendment No. 2 on Form 10-QSB/A ("Amendment No. 2" or "Form 10-QSB/A") to our Amended Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on September 21, 2006, (the "Amended Filing No. 1"), is being filed to amend
Part I, Item 1 Financial Statements, Schedule of Investments and Note 6 - Financial Highlights in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment No. 2 certain currently dated certifications. This Form 10-QSB/A amends and replaces the Original Filing and the Amended Filing No. 1 in its entirety. Infinity Capital, Inc. is refiling the entire Original Filing and Amended Filing No. 1 (as amended by this Form 10-QSB/A) with this Form 10-QSB/A. Except as described above, no changes have been made to the Amended Filing No. 1.

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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               September 30, 2005

                 Original
                  Date of                                                                Original         Fair
   Shares       Acquisition                                                                Cost          Value
-------------  ---------------                                                         ------------- ---------------

                              Common stock in controlled affiliates -
                              101.84% of net assets

   2,500,000          Nov-04  Satellite Organizing Solutions, Inc.,
                              publicly traded over the counter,
                              101.84% of net assets, communications & business
                              systems design and consulting                            $    121,326  $      218,750
                                                                                       ------------- ---------------

                              Subtotal                                                 $    121,326  $      218,750
                                                                                       ------------- ---------------

                              Common stock in non-controlled affiliates -
                              141.76% of net assets

     108,750          Jun-04  Heartland, Inc., publicly traded over the counter,
                              24.15% of net assets, telecommunications                 $     10,985  $       51,874

   4,210,000          Aug-04  Midland International Corporation, publicly traded over the counter, 117.61% of net assets,
                              telecommunications                                       $     42,100  $      252,600
                                                                                       ------------- ---------------

                              Subtotal                                                 $     53,085  $      304,474

                              TOTAL INVESTMENTS                                        $    174,411  $      523,224
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

                                                                           Nine Months
                                                                              Ended              Year Ended
                                                                            Sept. 30,             Dec. 31,
                                                                              2005                  2004
                                                                        ------------------    ------------------
Per share information
Net asset value, beginning of period                                                 0.16                 (0.02)
                                                                        ------------------    ------------------

   Net investment income (loss) (1)                                                 (0.03)                (0.03)
   Net realized and unrealized gain (loss) (1)                                      (0.12)                 0.18
                                                                        ------------------    ------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                    (0.15)                 0.15
Issuance of common stock, warrants
   and other new equity (1)                                                          0.03                  0.03
                                                                        ------------------    ------------------

Net asset (deficit) value, end of period                                             0.04                  0.16
                                                                        ==================    ==================

Per share market value, end of period (2)                                             N/A                   N/A

Total Return Based Upon Net Asset Value (3)                                           -94%                  N/A

Ratios and Supplemental Data
Net assets (deficit), end of period                                               214,788               857,987
Common shares outstanding at end of period                                      5,695,487             5,335,237
Diluted weighted average number of
   shares outstanding during the period                                         5,506,538             5,730,996
Ratio of expenses to average net assets (4)                                           76%                   54%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)                                        -318%                  227%
Average Debt Outstanding                                                          210,084               175,750
Average Debt Per Share (1)                                                           0.04                  0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the period.
(2)  Not applicable - prior to public trading of shares
(3)  2004 did not start with positive net assets so cannot compute
(4)  Annualized for interim period

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

                                               Infinity Capital Group, Inc.

         Date: January 25, 2007                By: /s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President,
                                               Chief Executive Officer and
                                               Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: January 25, 2007            By: /s/Gregory H. Laborde
                                               -----------------------------
                                               Gregory H. Laborde, President,
                                               Chief Executive Officer and
                                               Director

         Date: January 25, 2007            By: /s/Theodore A. Greenberg
                                               -----------------------------
                                               Theodore A. Greenberg, Chief
                                               Financial Officer, Chief
                                               Investment Officer, Secretary and
                                               Director