Form 10QSB/A
period 2006-09-30
INFINITY CAPITAL GROUP, INC.
filed 2007-01-26
CIK 1118974

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

                                   Yes                       No ___X____
                                        -------------

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)..................     2

         Statements of Operations (unaudited) for the Three and Nine Months ended
         September 30, 2006  and 2005.........................................................................     3

         Statements of Cash Flows (unaudited) for the Nine Months ended
         September 30, 2006 and 2005..........................................................................     4

         Schedule of Investments as of September 30, 2006.....................................................     5

         Statements of Changes in Net Assets..................................................................     6

         Notes to Financial Statements (unaudited)............................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     11

Item 3.  Controls and Procedures..............................................................................     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     15

Item 3.  Defaults upon Senior Securities......................................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     15

Item 5.  Other Information....................................................................................     15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     16

Signatures....................................................................................................     16

PART I.    FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2006, which was filed with the Securities and Exchange Commission on November 17, 2006, (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements - Note 4 - Notes Payable & Interest Expense and Note 7 Financial Highlights.

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

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2006


                  Original
                   Date of                                                                Original                    Fair
    Shares       Acquisition                                                                Cost                     Value
--------------  ----------------                                                    -------------------         -------------------
                                  Common stock in controlled affiliates -


     2,500,000     Nov-04         Satellite Organizing Solutions, Inc.,
                                  publicly traded over the counter                                                           -
                                  Communications  & business systems
                                  design and consulting                             $          136,326          $      100,000
                                                                                    ---------------------       -----------------


                                  Subtotal                                                     136,326                 100,000
                                                                                    ---------------------       -----------------

                                  Common stock in non-controlled affiliates -


     4,210,000     Aug-04         Midland International Corporation, publicly
                                  traded over the counter, telecommunications       $           42,100          $       80,832
                                                                                    ---------------------       -----------------


                                  Subtotal                                                      42,100                  80,832
                                                                                    ---------------------       -----------------

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

NOTE 2 - INVESTMENTS


As of September 30, 2006, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:


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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the nine months ended September 30, 2006 the Company incurred notes payable of $40,121. The Company repaid $5,000 in note payables and issued 5,000 shares in full satisfaction of a note payable for $2,500. As of September 30, 2006 $148,501 in notes payable plus related accrued interest are in default for lack of repayment by their due date. For the nine month period ended September 30, 2006 the Company incurred interest expense on notes payable of $5,912.

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

                                                                     Nine Months
                                                                        Ended               Year Ended
                                                                      Sep. 30,               Dec. 31,
                                                                        2006                   2005
                                                                    --------------         --------------
Per share information

Net asset value, beginning of period                                        0.04                   0.16
                                                                    --------------         --------------

          Net investment income (loss)  (1)                                (0.02)                 (0.04)
          Net realized and unrealized gain (loss)  (1)                     (0.04)                 (0.11)
                                                                    --------------         --------------

Net increase (decrease) in net assets
          resulting from operations  (1)                                   (0.06)                 (0.15)
Issuance of common stock, warrants
          and other new equity  (1)                                         0.00                   0.03
                                                                    --------------         --------------

Net asset (deficit) value, end of period                                   (0.02)                  0.04
                                                                    ==============         ==============

Per share market value, end of period  (2)                                   N/A                    N/A

Total Return Based Upon Net Asset Value (3)                                 -150%                  -94%

Ratios and Supplemental Data
Net assets (deficit), end of period                                     (106,524)               215,494
Common shares outstanding at end of period                             5,756,187              5,739,187

Diluted weighted average number of shares
          outstanding during the year                                  5,744,231              5,541,117

Ratio of expenses to average net assets  (4)                                 437%                    48%
Ratio of net increase (decrease) in net assets from
          operations to average net assets  (4)                             -980%                  -186%

Average Debt Outstanding                                                 147,656                194,067
Average Debt per Share                                                      0.02                   0.04

(1)      Calculated   based  on  diluted   weighted  average  number  of  shares
         outstanding during the year.
(2)      Not applicable - prior to public trading of shares

(3)      Total returns for period of less than one year are not annualized
(4)      Annualized for interim period

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

Dated: January 25, 2007        INFINITY CAPITAL GROUP, INC.



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

Dated: January 25, 2007        INFINITY CAPITAL GROUP, INC.


                               By:/s/Theodore A. Greenberg
                               _____________________________________________
                               Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary