Form 10KSB/A
period 2005-12-31
INFINITY CAPITAL GROUP, INC.
filed 2007-01-30
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                 Amendment No. 2


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

This Amendment No. 2 on Form 10-KSB/A ("Amendment" or "Form 10-KSB/A") to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, which the Original Filing was filed with the Securities and Exchange Commission on March 29, 2006, (the "Original Filing") and Amendment No. 1 which was filed with the Securities and Exchange Commission on September 21, 2006 (the "Amendment No. 1"), is being filed to amend Part II, Item 7, Financial
Statements in response to Staff comments received by Infinity Capital, Inc. relating to Infinity's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment certain currently dated certifications. This Form 10-KSB/A amends and replaces the Original Filing and Amendment No. 1 Filing in their entirety. Infinity Capital, Inc. is refiling the entire Amended Filing (as amended by this Form 10-KSB/A) with this Form 10-KSB/A. Except as described above, no changes have been made to the Original Filing and Amendment No. 1 Filing.



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

                                                   Infinity Capital Group, Inc.

         Date: January 29, 2007                 By: /s/Gregory H. Laborde
                                                  -----------------------------
                                                  Gregory H. Laborde, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: January 29, 2007                 By:/s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde, President
                                                   and CEO

                                   DIRECTORS:

         Date: January 29, 2007                 By: /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde

         Date: January 29, 2007                 By:/s/Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg

         Date: January 29, 2007                 By:/s/Steven Katz
                                                   -----------------------------
                                                   Steven Katz

         Date: January 29, 2007                 By:/s/Pierce McNally
                                                   -----------------------------
                                                   Pierce McNally

         Date: January 29, 2007                 By:/s/Conrad Huss
                                                   -----------------------------
                                                   Conrad Huss

         Date: January 29, 2007                 By:/s/Ernest Chu
                                                   -----------------------------
                                                   Ernest Chu

         Date: January 29, 2007                 By:/s/John Moroney
                                                   -----------------------------
                                                   John Moroney

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

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheet of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2005, and the related statements of operations, changes in net assets and cash flows for the year then ended and the financial highlights for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/Larry O'Donnell
_____________________________
Larry O'Donnell, CPA, P.C.
January 31, 2006

                            Ronald R. Chadwick, P.C.
                          Certified Public Accountant
                             2851 South Parker Road
                                   Suite 720
                             Aurora, Colorado 80014
                              Phone (303)306-1967
                               Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheet of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2004, and the related statements of operations, changes in net assets and cash flows for the year then ended, and the financial highlights for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Aurora, Colorado                                   /s/ Ronald R. Chadwick, P.C.
July 8, 2005                                           RONALD R.  CHADWICK, P.C.

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

On April 29, 2005, the Company entered into a Plan of Merger with Fayber Group, Inc. ("Fayber"). The Company acquired all of the outstanding shares of Fayber for the purposes of accomplishing the Merger of the Company and Fayber. All shares of Fayber were retired by virtue of the merger. The Merger was completed on May 2, 2005 with the Company as the surviving corporation. The Company acquired 100% of Fayber. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note. At December 31, 2005 the balance of $10,001 due on the Promissory Note is included in Notes Payable.

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


NOTE 6.  NOTES PAYABLE & INTERESTE EXPENSE

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


During the years ended December 31, 2005 and 2004, the Company incurred interest expense on notes payable of $16,073 and $32,301.

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
                                                              ================    =================    ================

Per share market value, end of year (2)                                   N/A                  N/A                 N/A

Total Return Based Upon Net Asset Value (3)                               -94%                 N/A                 N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                                     215,494              857,987            (122,822)
Common shares outstanding at end of year                            5,739,187            5,335,237           5,000,000
Diluted weighted average number of
   shares outstanding during the year                               5,541,117            5,730,996           2,500,000
Ratio of expenses to average net assets (4)                               49%                  37%                   -
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)                            -189%                 155%                   -
Average Debt Outstanding                                              194,067              175,750              79,500
Average Debt Per Share (1)                                               0.04                 0.03                0.03

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the year.
     (2)  Not applicable - prior to public trading of shares
     (3)  2003 & 2004 did not start with positive net assets so cannot compute
     (4) Average net assets were negative in 2003 so calculation would be misleading

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

                            Ronald R. Chadwick, P.C.
                           Certified Public Accountant
                             2851 South Parker Road
                                    Suite 720
                             Aurora, Colorado 80014
                               Phone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2003 and 2004, and the related statements of operations, changes in net assets and cash flows, and the financial highlights for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/Ronald R. Chadwick, P.C.
______________________________
Ronald R. Chadwick, P.C.
Aurora, Colorado
July 8, 2005

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



NOTE 7.  STOCKHOLDERS' EQUITY


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



NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED):


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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 9. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the year ended December 31, 2004 and the period July 8, 2003 (inception) through December 31, 2003:

                                                                                 July 8, 2003
                                                                                 (Inception)
                                                                                      to                 Year Ended
                                                                                   Dec. 31,               Dec. 31,
                                                                                     2003                   2004
                                                                              -------------------     ------------------
        Per share information
        Net asset value, beginning of period                                                   -                  (0.02)
                                                                              -------------------     ------------------

           Net investment income (loss) (1)                                                (0.04)                 (0.03)
           Net realized and unrealized gain (loss) (1)                                      0.01                   0.18
                                                                              -------------------     ------------------

        Net increase (decrease) in net assets
           resulting from operations (1)                                                   (0.02)                  0.15
        Issuance of common stock, warrants
           and other new equity (1)                                                         0.00                   0.03
                                                                              -------------------     ------------------

        Net asset (deficit) value, end of year                                             (0.02)                  0.16
                                                                              ===================     ==================

        Per share market value, end of year (2)                                              N/A                    N/A

        Total Return Based Upon Net Asset Value (3)                                          N/A                    N/A

        Ratios and Supplemental Data
        Net assets (deficit), end of year                                               (122,822)               857,987
        Common shares outstanding at end of year                                       5,000,000              5,335,237
        Diluted weighted average number of
           shares outstanding during the year                                          2,500,000              5,730,996
        Ratio of expenses to average net assets (4)                                            -                    54%
        Ratio of net increase (decrease) in net assets
           from operations to average net assets (4)                                           -                   227%
        Average Debt Outstanding                                                          79,500                175,750
        Average Debt Per Share (1)                                                          0.03                   0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  Not applicable - prior to public trading of shares
(3)  Did not start with positive net assets so cannot compute
(4)  Average net assets were negative in 2003 so calculation would be misleading


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