Form 10QSB/A
period 2006-09-30
INFINITY CAPITAL GROUP, INC.
filed 2007-01-31
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 2


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

PART I.    FINANCIAL INFORMATION

This Amendment No. 2 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2006, which was filed with the Securities and Exchange Commission on January 26, 2007, (the "Amendment Filing No. 1") is being filed to amend Part I, Item 1 Financial Statements - Note 6 - Employment Contracts - Related Parties.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Infinity Capital, Inc. is including with this Amendment certain currently dated certifications. This Form 10-QSB/A amends and replaces the Original Filing in its entirety. Infinity Capital, Inc. is refiling the entire Amendment Filing No. 1 (as amended by this Form 10-QSB/A) with this Form 10-QSB/A. Except as described above, no changes have been made to the Amendment Filing No. 1.


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

NOTE 6 - EMPLOYMENT CONTRACTS - RELATED PARTIES

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg agreed to waive and forgive all salary amounts due under their contracts which were not paid by September 30, 2006. Mr. Laborde's role with the Company is defined in Section 1 of his Employment Contract. The Employee per Section 2(a) assigned his salary to his personal Sub Chapter S Corporation, GHL Group, Ltd. rather than receiving a salary directly from Infinity. Infinity booked the compensation as a management fee. Mr. Laborde is a related party through his ownership of GHL Group, Ltd.

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

Dated: January 31, 2007        INFINITY CAPITAL GROUP, INC.



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

Dated: January 31, 2007        INFINITY CAPITAL GROUP, INC.


                               By:/s/Theodore A. Greenberg
                               _____________________________________________
                               Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary