Form 10KSB
period 2006-12-31
INFINITY CAPITAL GROUP, INC.
filed 2007-04-17
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

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

         Yes      [X]      No [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

         Yes      [ X ]    No [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed quarter.

As of December 31, 2006, 1,255,679 shares of the Company's Common Stock, $.001 par value per share, were held by non-affiliates.

There were 5,883,687 shares of Common Stock of the Registrant outstanding as of December 31, 2006.

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

Website Access to Company's Reports

Infinity Capital Group, Inc.'s internet website address is www.infinitybdc.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through a link on our website to the Securities and Exchange Commission's website. It is the intention of management to publish these reports on the Company's web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Until the reports are available on the company's web site anyone can request the report from the Company at the above address and the Company will furnish the report free of charge.

Transitional Small Business Disclosure Format (Check One)  Yes _____  No __X____

                                         TABLE OF CONTENTS

PART I                                                                                           PAGE

Item 1.           Description of Business                                                        3
Item 2.           Description of Properties                                                      39
Item 3.           Legal Proceedings                                                              40
Item 4.           Submission of Matters to a Vote of Security Holders                            40


PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters             40
Item 6.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                           41
Item 7.           Financial Statements                                                           42
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       43
Item 8A.          Controls and Procedures                                                        43
Item 8B.          Other Information                                                              43

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                                              44
Item 10.          Executive Compensation                                                         48
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters                                                51
Item 12.          Certain Relationships and Related Transactions                                 52
Item 13.          Exhibits, Financial Statement Schedules                                        53
Item 14.          Principal Accounting Fees and Services                                         54

SIGNATURES                                                                                       55

                                     PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING INFORMATION

         Some of the statements contained in this document and the documents incorporated herein are by reference. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained or incorporated by reference in this document involve known and unknown risks, uncertainties and other factors that may cause Infinity Capital Group, Inc.'s ("Infinity") actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Risk Factors" and elsewhere in this document and the documents incorporated herein by reference, and may include statements as to:

          -    our future operating results;
          -    our  business  prospects  and  the  prospects  of  our  portfolio companies;
          -    the impact of the investments that we expect to make;
          -    the  ability  of  our   portfolio   companies  to  achieve  their
               objectives;
          -    our expected financings and investments;
          -    the adequacy of our cash resources and working capital; and
          - the timing of cash flows, if any, from the operations of our portfolio companies

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

     On May 31, 2005, Infinity notified the Securities and Exchange Commission of its election to be regulated as a business development company, pursuant to the provisions of Section 54(a) of the Investment Company Act of 1940 (the "Act").

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

         An eligible portfolio company is generally a company in the United States that is not an investment company and that (i) does not have a class of securities registered on a national exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Commission. Control under the 1940 Act is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company. The SEC recently adopted new rules expanding certain definitions of eligible portfolio companies. The SEC also asked for further comments on a proposed rule that would further expand the definition of eligible portfolio company which would include additional publicly traded companies.

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

         Past performance of the venture capital industry is not necessarily indicative of that sector's future performance, nor is it a proxy for predicting the returns of the funds. We cannot guarantee that we will meet or exceed the rates of return historically realized by the venture capital industry as a whole. Moreover, our overall return will be reduced by certain factors related to our structure as a publicly-traded business development company. Such factors include the lower return we are likely to realize on short-term liquid investments during the period in which we are identifying potential investments, as compared to many venture capital funds that draw capital from investors periodically to make investments and do not commit significant capital to short-term liquid investments. In addition, periodic disclosure is required of business development companies, which could result in the Company being less attractive as an investor to certain potential portfolio companies.
                                        6

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

         CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and active involvement in the management of our portfolio companies. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early stage companies, (ii) acquiring significant interests in one or more portfolio companies that have a positive cash flow; (iii) co-investing in portfolio companies with other professional venture capital investors; and (iv) investing primarily in portfolio companies where we have a defined exit strategy from the outset. While we believe that active involvement in the management of portfolio companies is essential to achieving our investment objectives, we may not always provide significant managerial services to all of our portfolio companies. Any single venture capital investment is risky. Many will not provide any gain, and some will be complete losses. Professional venture capital investors expect, however, that the gains on successful investments will offset the losses and provide a satisfactory percentage return on the entire portfolio. However, investors are cautioned that due to the limited amount of our net assets at the end of Infinity's Initial Public Offering (detailed on page 9), we may not be able to adequately diversify these assets to minimize the risks of loss associated with a non-diversified investment portfolio. We intend on increasing our net assets through additional equity offerings in the future but we cannot be assured that we will be successful in raising such additional capital or be able to complete the Initial Public Offering by becoming fully subscribed.

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

DESCRIPTION OF INITIAL PUBLIC OFFERING

         The Company recently commenced an Initial Public Offering of 6,062,500 Shares ("Shares") to the public on a "best efforts" basis. If all of the Shares are sold, the Company will receive gross proceeds of $4,850,000.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         If we receive Offering proceeds we will pay out certain offering costs associated with the Offering including expenses advanced by our management team, commissions, finder's fees. The following table assumes we become fully subscribed in the Offering and that we have raised the maximum amount of $4,850,000. Notwithstanding these initial costs, the remaining funds raised pursuant to the Offering are estimated to be allocated as follows:

                                                         AMOUNT         PERCENT

Gross Offering Proceeds............................   $4,850,000.00      100.00%
First-year Operating Costs ........................   $  701,440.00       14.46%
                                                      -------------      -------
Amount Available for Investment, Subsequent Years
Operating Costs and Distribution Expenses..........   $4,148,560.00       85.54%

         The following table sets forth the estimated Next Year Operating Costs (other than broker commissions and/or finders fees) which are anticipated to be incurred by the Company during its next 12 months of operations.

OTCBB Filing and Listing Fees / Blue Sky Registration Costs....  $     59,440.00
Salaries/Benefits..............................................  $    300,000.00
Legal/Accounting Fees/Insurance................................  $    200,000.00
Office Rent/Telephones/Utilities/Travel........................  $     80,000.00
Working Capital................................................  $     62,000.00
Amount Available for Investment................................  $  4,148,560.00
Total  ........................................................  $  4,850,000.00

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

         Our goal is to identify and invest in portfolio companies whose equity has the potential for significant appreciation, and to minimize portfolio losses by careful selection of such portfolio companies, diversification and active participation in the management of portfolio companies. Upon the successful completion of the Offering, we will seek to raise additional equity capital to invest in companies engaged in businesses in our opinion have strong growth forecasts in the upcoming several years. We intend to invest in companies in various industries that are seeking to expand their market position and which are at a stage of development that would benefit from our business development and management support, financing, and market knowledge.

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

INVESTMENT CRITERIA

         STAGE OF DEVELOPMENT CRITERIA. We are a special situations Company. We will primarily look for opportunities which we believe will provide our stockholders with a return on investment within a short period of time, typically less than twenty four months. Our objective is to invest in private corporations which meet our quantitative requirements as previously described as well as qualitative requirements that we look for in each investment opportunity. In addition, we will look to invest in public corporations which have a small market capitalization but which either have shifted in business direction, been subject to a reorganization or recapitalization or other significant change. In such instances, we may relax our quantitative requirements with the view to assist such companies in developing a strategic business plan which may include merger or acquisition of other private operating businesses which may be synergistic to the existing business of the public corporation. Our ultimate goal in providing such managerial assistance is to provide the portfolio company and its shareholders with a new and valuable growth strategy as well as benefit our stockholders with an opportunity to profit from our ability to restructure and assist an otherwise dormant corporation in regaining investment value. In addition, by assisting small distressed public corporations realign themselves with new operations as well as benefit our private portfolio companies with an opportunity to access the public equity markets via merger, we will essentially provide positive and valuable assistance to stockholders of the merged entities. In the event that the Company's net assets exceeds $10 million, we may seek to diversify our portfolio based on the stage of development of eligible portfolio companies by limiting our aggregate investment in securities of companies that, in the opinion of the Board, are in the start-up stage to a maximum of 5% of our total assets, except that we may invest up to 2% of Infinity's total assets in securities of companies that, in our opinion, are in the seed capital stage. We will seek to invest the remainder of our assets in securities of companies that, in our opinion, are in the expansion stage or mezzanine stage. Infinity may invest in seed capital stage companies for strategic purposes, with the goal of making additional, larger investments if the company succeeds. For purposes of these investment guidelines, the stages of development are defined as follows:

         o Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments.
                                       12

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

         LACK OF DIVERSIFICATION. As a BDC, we must invest at least 70% of our total assets in Qualifying Assets consisting of eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to its shareholders, we intend over time to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of size of the current Offering, and our plan to invest in no more than six to eight eligible portfolio companies, we will initially be classified as a "non-diversified" closed end investment company under the 1940 Act. Until we qualify as a "regulated investment company," we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code nor will we receive favorable pass through tax treatment on distributions made to shareholders. We plan to raise additional funds in the future and to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We may not be able to raise any additional funds nor meet those requirements.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

         LIMITED RESOURCES; LIMITED SOURCE OF REVENUES; LIMITED Operating History. We have limited resources and limited operating history. We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has limited experience in identifying, evaluating and acquiring prospective businesses in which we may ultimately invest. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. Prior to the completion and during the initial stages of the Offering, we have very limited resources and will rely on advances made by our management team. In addition, we will not achieve any revenues (other than interest income upon the proceeds of the Offering) until, at the earliest, we sell our investment securities in one or more eligible portfolio companies for a profit. We could require substantial time to become fully invested or to complete the Offering. Pending investment, all cash that we have received pursuant to the Offering will be committed to short-term, high grade investments that present relatively low investment risk but provide a correspondingly low return. We will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of our management team, under the supervision of our Board of Directors. There can be no assurance that we will attain our investment objective. The management team will have primary responsibility for the selection of companies in which we will invest, the terms of such investments and the monitoring of such investments after they are made. However, not all of the management team will devote all of their time to managing us. These factors may affect our returns.

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

         WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN PORTFOLIO COMPANIES AND AS A RESULT OUR INVESTMENTS WILL LACK DIVERSIFICATION. Based on the amount of our existing available funds, together with the funds from the offering, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

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

         WE ARE IN VIOLATION OF SECTION 61 OF THE INVESTMENT ACT BY NOT BEING IN COMPLIANCE WITH THE 200% ASSET COVERAGE REQUIREMENT. OUR RATIO AS OF THE END OF THE FOURTH QUARTER IN 2006 WAS 38%.

         We may not issue any "Senior Securities" due to being in non-compliance with Section 61. We must be in compliance in order to issue any long term debt or Senior Securities, and this may impair our ability to raise additional funds. Further the SEC could deny or revoke our BDC election, and we might lose any tax code benefits and be fully taxed as a corporation. There is no assurance that we will ever come into compliance, with Section 61, about a contribution of significant capital by principal shareholders, without further consideration. No such contribution of capital is promised, nor assured.

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

         OUR OFFICERS AND DIRECTORS WILL CONTINUE TO HAVE SUBSTANTIAL OWNERSHIP IN US AFTER THE OFFERING AND THIS COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL. After the completion of the offering and assuming all of the shares of common stock are sold, Gregory
H. Laborde, our Chairman and Chief Executive Officer, will beneficially own approximately 29.85% of the outstanding shares of our common stock and our Directors and Officers as a group will own approximately 34.91% of our shares. As a result, following the completion of the offering, current management will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

RISKS OF THE COMPANY

         THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SHARES AND TRADING MAY OR MAY NOT COMMENCE IN THE REASONABLE NEAR FUTURE. ADDITIONALLY, BECAUSE WE ARE A CLOSED END INVESTMENT COMPANY, OUR SHARES MAY TRADE AT A DISCOUNT TO NET ASSET VALUE. There is currently no secondary market for our shares and there is no assurance that one will develop in the near future, if ever. Upon completion or after one hundred and twenty days from the completion of the Offering we will seek application to be listed on the over-the-counter bulletin board trading facility ("OTCBB"). Despite our adherence to a dividend distribution of our net capital gains on a quarterly basis which is favored by market participants, we cannot assure that our shares will trade at or above our net asset value. In fact, it is common of publicly traded closed end investment companies to trade at a discount to their net asset value. Additionally, because we are a closed end investment company, we cannot redeem our shares on an ongoing basis and our stockholders cannot exchange their shares of our common stock for shares of any other fund.

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

         WE MAY NOT REALIZE RETURNS ON OUR INVESTMENTS IN PORTFOLIO COMPANIES FOR SEVERAL YEARS. THUS, AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS ONLY APPROPRIATE FOR INVESTORS WHO DO NOT NEED SHORT TERM LIQUIDITY IN THEIR MONEY. We intend to make investments as quickly as possible consistent with our investment objective in those investments that meet our criteria. However, it is likely that a significant period of time will be required before we are fully subscribed in the Offering and an additional amount of time before we are able to fully invest the proceeds of the Offering. A majority of the securities that we will own in our portfolio companies will be "restricted" under Rule 144 of the Securities Act and thus cannot be sold unless we satisfy the requirements of Rule 144. Accordingly it will likely be one or more years before we are able to sell the entire position that we hold in an eligible portfolio company and make any distributions of gains to our stockholders.

         YOUR INVESTMENT MAY BE DILUTED IF WE BEGIN TO PUBLICLY TRADE OUR SHARES PRIOR TO THE CLOSE OF THE OFFERING. We have determined that we will make application to list on the OTCBB in the first quarter of 2007. However, we may not have closed the Offering at the time we make application or when we are approved for trading on the OTCBB. In the event that we commence trading prior to the closing of the Offering, we are required by law to adjust the purchase price of our shares to be equivalent to the market price of such shares as quoted on the OTCBB. We have determined to use an average closing bid formula where we will sell our common shares remaining unsold from this offering at the five day average closing bid price of our shares for the five preceding trading days from the date of sale of such shares. Because we may commence trading without having accomplished any of our stated investment objectives and knowing that closed end investment companies typically trade at a discount to net asset value, it is likely that any remaining shares which are unsold at the time of our trading on the OTCBB may be sold for less than what investors have paid prior to the commencement of our trading. Additionally, we may receive much less than our desired investment from the offering in the event that the market price of our shares is below the stated price in the offering circular.

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

         DISCRETIONARY USE OF PROCEEDS. Our management team will have broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds from the Offering, (after payment of operating costs and salaries to our management team, commissions, reimbursements of advances made by either Adviser, blue sky, printing and mailing costs) are intended to be used for investments in eligible portfolio companies.

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

         A SIGNIFICANT PORTION OF OUR INVESTMENT PORTFOLIO IS AND WILL CONTINUE TO BE RECORDED AT FAIR VALUE AS DETERMINED IN GOOD FAITH BY OUR BOARD OF DIRECTORS AND, AS A RESULT, THERE IS AND WILL CONTINUE TO BE UNCERTAINTY AS TO THE VALUE OF OUR PORTFOLIO INVESTMENTS. Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We will not be permitted to maintain a general reserve for anticipated losses. Instead, we will be required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith. Factors that the Board of Directors may consider in determining fair value of an individual investment are financial performance and condition, nature and realizable value of any collateral, business plan and progress towards plan, restrictions on the investment securities, liquidity, trading activity, financing activity, discounted cash flow, relative valuation to comparable companies and other relevant factors.

         With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors recently adopted a multi-step valuation process for each quarter as described below:

1)       Management reviews all investments and summarizes current status;

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

         The SEC recently adopted new rules under the 1940 Act to expand the definition of "eligible portfolio company" to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also will permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules became effective November 30, 2006.

         In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.

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

         The Company intends to use its "best efforts" to sell to the public up to 6,062,500 Shares at $0.80 per Share.

         The Offering will terminate no later than November 27, 2007, provided, that the Company reserves the right to terminate the Offering at any time whatsoever. There is no minimum offering amount and proceeds received by the Company will be placed directly into the accounts of the Company.

         We plan to offer our shares directly to the public through the efforts of our management team. The Company may also offer Shares through broker-dealers who are members of the National Association of Securities Dealers, Inc. ("NASD"). On sales made directly to the public by the Company, no commission or any other form of remuneration will be paid. On sales made by NASD broker-dealers, a commission of up to 10% of the dollar amount of the Shares sold by such broker will be paid. As of the date of the Offering Circular, no broker has been retained or is under any obligation to purchase any Shares in the Offering.

         All purchasers of the Shares pursuant to the Initial Public Offering may subscribe for Shares by filing in and signing the Subscription Agreement and delivering it, prior to the Offering Close Date, to the Company. The subscription price of $0.80 per Share must be paid in cash or by check, or postal or express money order, payable in United States dollars, to the Company. The Company will also accept cash equivalents as payment for the Shares. In the event that the Company receives marketable securities for its Shares, the value of such marketable securities shall be determined and based on the bid price of said marketable securities one business day prior to the date said securities are delivered to the Company. Certificates for shares of Common Stock subscribed for will be issued as soon as practicable after the subscriptions have been accepted. The Company has the right to reject any subscription in whole or in part for any reason whatsoever.

         Prior to the Initial Public Offering, there was no public market for any of the Company's securities. Therefore, the offering price of each Share and the exercise price of the warrants have been arbitrarily determined by the Company. Factors considered in determining such prices and exercise prices, included the nature of the Offering, the lack of significant operating history of the Company, the financial condition of the Company, an assessment of the Company management, an assessment of the Company's business potential and the general condition of the securities market. Following the termination of the Offering, the Company intends to have the Shares and the warrants listed for quotation on the OTC Electronic Bulletin Board.

PORTFOLIO COMPANIES

         The following table sets forth certain information as of December 31, 2006 regarding each portfolio company in which the Company had an investment. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.

------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
    NAME AND ADDRESS OF      NATURE OF ITS           TITLE OF          PERCENTAGE OF      COST OF INVESTMENT       FAIR VALUE AT
     PORTFOLIO COMPANY     PRINCIPAL BUSINESS   SECURITIES HELD BY       CLASS HELD                                  12/31/06
                                                        US
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Midland International     Wireless              Common               12.82%              $ 42,100              $ 78,938
Corp. (OTC:BB:MLIC)       Communications
765 15th Sideroad
King City, ONT L7B 1K5
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Satellite Organizing      Virtual Assistance    Common               71.3%               $136,326              $131,250
Solutions, Inc. (Pink
Sheets: SOZG)
80 Broad Street,
5th Floor, NY, NY 10004
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------

                        DETERMINATION OF NET ASSET VALUE

         We determine the net asset value per share of our common stock quarterly. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

         At December 31, 2006, the Company had a negative value for net assets in that liabilities exceeded fair value of the Company's assets. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors. In making its determination, our board of directors considers valuation appraisals provided by an independent valuation service provider. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

         Factors that the Board of Directors may consider in determining fair value of an individual investment are financial performance and condition, nature and realizable value of any collateral, business plan and progress towards plan, restrictions on the investment securities, liquidity, trading activity, financing activity, discounted cash flow, relative valuation to comparable companies and other relevant factors.

         With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors recently adopted a multi-step valuation process for each quarter as described below:

1.       Management reviews all investments and summarizes current status;

2. An independent valuation firm conducts independent appraisals of all investments;

3.       The audit  committee of our board of directors  reviews the managements
         summary  and  the  report  of  the   independent   valuation  firm  and
         supplements with additional comments; and

4. The Board of Directors discusses valuation and determines the fair value of each investment in our portfolio in good faith based on the input of management, the independent valuation firm and the audit committee.

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

                                    DILUTION

         DILUTION. The present shareholders of the Company have acquired an interest in the Company at a total cost substantially less than the total cost the public investors will pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of December 31, 2006 the Company had a total of 5,883,687 shares of common stock outstanding which equals to a net asset value of ($72,927) or ($.01) per share of common stock. Subsequent to December 31, 2006 the Company has sold 154,337 shares for proceeds of $39,669.

         If the maximum number of Shares proposed to be offered are sold, the present shareholders will own 6,038,024 shares or 49.90% of the Company's common stock to be outstanding, and the public purchasers will own 6.062,500 shares or 50.10% of the Company's common stock to be outstanding, for which the public purchasers will have paid to the Company a total of $4,850,000 (or an average of $.80 per share.) The following table illustrates the per share dilution if Offering is achieved without taking into account the sale of 154,337 shares for $39,669 subsequent to December 31, 2006.:

                                                           MAXIMUM SOLD

Public offering price per share of common (1)                   $.80

Net Asset Value per share before offering  (2)                 ($.01)

Increase per share attributable to new Investors                $.41

Net Asset Value per share after offering    (3)                 $.40

Dilution of Net Asset Value per share to new Investors          $.40

1. Average offering price before deduction of offering expenses once the entire Offering has been sold.
2. Determined by dividing the number of shares of common stock outstanding into the net asset value of the company at December 31, 2006 without taking into account the sale of 154,337 shares for $39,669 subsequent to that date.
3. Before deduction of offering expenses and First Year Operating Costs as described herein without taking into account the sale of 154,337 shares for $39,669 subsequent to December 31, 2006. See USE OF PROCEEDS.

         The following table summarizes the comparative ownership and capital contributions of present shareholders and public investors assuming the maximum number of shares are sold in the Initial Public Offering:

------------------- ----------------- ----------------- ------------------ ------------------------- -----------------------------
                    SHARES OWNED      PERCENT OF        TOTAL              PERCENT OF TOTAL          PRICE PER SHARE
                                      TOTAL SHARES      CONSIDERATION      CONSIDERATION
------------------- ----------------- ----------------- ------------------ ------------------------- -----------------------------
------------------- ----------------- ----------------- ------------------ ------------------------- -----------------------------
Present (1)         5,883,687          49.25              ($72,927)          (1.53%)                   ($.01)
Shareholders
------------------- ----------------- ----------------- ------------------ ------------------------- -----------------------------
Public Investors    6,062,500          50.75             $4,850,000         101.53%                     $.80

------------------- ----------------- ----------------- ------------------ ------------------------- -----------------------------

(1) Without taking into account the sale of 154,337 shares for $39,669 subsequent to December 31, 2006.

                       CAPITAL STOCK AND OTHER SECURITIES

         CAPITALIZATION. The following table shows the number of shares outstanding as of December 31, 2006.
------------------------------------------ -------------------------------------
Common Stock   (1)                                                    5,883,687
------------------------------------------ -------------------------------------
Class "A" Warrants Outstanding   (1)                                    190,500
------------------------------------------ -------------------------------------
Class "B" Warrants Outstanding                                                0
------------------------------------------ -------------------------------------
Class "C" Warrants Outstanding                                                0
------------------------------------------ -------------------------------------

(1) 150,000 Class A Warrants were exercised in January, 2007 leaving a remaining balance of 40,500 Class A warrants outstanding.

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

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.25 per share until November 15, 2008. 190,500 Class A warrants were outstanding at December 31, 2006. 150,000 Class A Warrants were exercised in January, 2007 leaving a remaining balance of 40,500 Class A warrants outstanding.

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

REAL PROPERTY

         None.

MINERAL PROPERTIES

         None.

ITEM 3 - LEGAL PROCEEDINGS

         As of  December  31,  2006,  the  Company  is not a party to any  legal
proceedings,   nor  does  management  believe  that  any  such  proceedings  are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) As of December 31, 2006, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:


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


         2006                               High                       Low
         ----                               ----                       ---
     1st quarter                            *                          *
     2nd quarter                            *                          *
     3rd quarter                            *                          *
     4th quarter                            *                          *

*No quotations

         (b) As of December 31, 2006, there were 25 shareholders of record of the Registrant's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

         The Company had $15,000 in investment fees in 2006 compared to none in 2005. The $15,000 was realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc. The Company had other income consisting of forgiveness of notes payable of $4,516 in 2006 compared to $2,000 in 2005. The Company experienced $198,711 in expenses for 2006 compared to $211,949 in 2005. The Company had a net investment loss of ($209,277) in 2006 compared to a net investment loss of ($179,189) in 2005. The Company had net realized and unrealized losses of (168,732) in 2006 compared to net realized and unrealized losses of ($614,174) in 2005. In both years this was primarily due to the change in market value of the Company's investment in Midland International Corp. Net assets per share from operations decreased ($.06) in 2006 and decreased ($.15) in 2005. The Company will continue to have operating losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance at the end of the year in 2006 of $13,168 compared to $4,728 at year end 2005. The current liabilities exceed current assets by $312,540. The Company had $78,938 in non-controlled affiliate investments and $131,250 in controlled investments at year end. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from the offering would provide required working capital for the next twelve months.

         The notes payable of the Company increased during the year from $130,001 as of December 31, 2005 to $147,501 as of December 31, 2006. This
increase was attributable to the following: (i) The Company sold $19,500 of promissory notes in the first quarter. (ii) The Company sold $14,121 of promissory notes in the third quarter. (iii) the Company paid off $10,621 of promissory notes in the fourth quarter. (iv)forgiveness by Michael Littman of a promissory note for $4,500 in the fourth quarter.

         $30,000 of the notes payable at December 31, 2006 were used to exercise warrants in January 2007.

NEED FOR ADDITIONAL FINANCING

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. We are conducting a Regulation E Offering of up to 6,062,500 Shares at $.80 per share.

         The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months and it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

         The Company has a deficit in working capital and assets which may be illiquid. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including in its Regulation E offering, until such time as a business combination or other profitable investment may be achieved.

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

        Not Applicable.


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

         Subsequent to December 31, 2005, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act were completed in 2006. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting, disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.


ITEM 8B - OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at December 31, 2006 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

Gregory H. Laborde                  CEO and Chairman
                                    of the Board              Annual

Theodore A. Greenberg               CFO, CIO and Secretary    Annual

Steven Katz                         Senior Vice President     Annual


The persons who are directors of the Registrant at December 31, 2006 are:

         NAME                                        AGE
         ----                                        ---
         Gregory H. Laborde*                         42
         Theodore A. Greenberg*                      47
         Steven Katz*                                59
         Pierce McNally                              58
         Conrad Huss                                 55
         John J. Moroney                             52
         Ernest Chu                                  60

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

         GREGORY H. LABORDE, age 42, President, Chief Executive Officer and Chairman of the Board, has over 20 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of Satellite Organizing Solutions, Inc. (SOZG: Pink Sheets), and is the former President & CEO of Azonic Corporation (now renamed Midland International Corp. (MLIC:OTCBB) a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

         THEODORE A.  GREENBERG,  age 47,  Director,  Chief  Financial  Officer,
Secretary and Chief Investment Officer as of November 15, 2005, is a senior financial executive with more than 20 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

         STEVEN KATZ, age 59, Director and Senior Vice President - Business Development as of November 15, 2005, is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001 Mr. Katz was also President, Chief Operating Officer and a director of Senesco Technologies, Inc., (AMEX: SNT), a company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. Mr. Katz is currently a member of the boards of directors of: GammaCan International, Inc. (GCAN) (1); Health Systems Solutions, Inc. (HSSO) (1); NaturalNano, Inc. (NNAN) (1); USA Technologies, Inc. (USAT) (2) Expert Real Estate Services, Inc.; MDSERVE, Inc.; Biophan Technologies, Inc. (BIPH) (1); Senesco Technologies, Inc. (SNT) (3); and Vivid Learning Systems, Inc. (VVDL)
(1) ((1) Bulletin Board - (2) NASDAQ - (3) American Stock Exchange).

         PIERCE MCNALLY, age 58, Director, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC.

         In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992.

         Pierce also began investing in start up and early stage companies with which he would also develop an advisory or management relationship. He owned and operated KTPK-FM in Topeka, Kansas and he was the executive producer of a television program about the entrepreneurial process called "Working On the Dream."

         Pierce completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He was a member of Order of the Coif.

         CONRAD R. HUSS, age 55, Director, is a financial professional with over twenty-five years of investment banking and operating experience. Mr. Huss graduated from New York University with a BS in Accounting and Finance, and received his MBA from Adelphi University. Over the course of his career, Mr. Huss has served as Managing Director for a number of investment banking units at small and middle market firms, as a Founding Partner of a boutique bank specializing in technology and health care, and as Chief Executive Officer of a medical technology company.

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

         JOHN J. MORONEY, age 52, Director, is also Chief Executive Officer, director, and founder of Juvent, Inc., a leading developer of non-invasive, therapeutic medical devices utilizing Dynamic Motion Therapy(R)(DMT) technology. Mr. Moroney was primarily responsible for negotiating the terms of Juvent's management buyout from Smith & Nephew in November 2003, and has served in an executive capacity since that time. He has over 25 years of experience in both the funding and operational management of life science companies. Mr. Moroney currently serves as Chairman of EyeGene Biosciences, Inc., a biotechnology company, and as a director of Yarraman Winery, Inc. Mr. Moroney has served for 23 years as the President of Landmark Financial Corporation ("Landmark"), which he founded in 1983 to provide corporate finance advisory services to emerging life sciences companies, specializing in capital raising, mergers and acquisitions, and product licensing. Between 1985 and 1991, Landmark had an exclusive arrangement with Ladenburg, Thalmann & Co., one of the oldest investment banks in New York, to capitalize on emerging opportunities in the healthcare market, where Mr. Moroney served as a managing director. During this period, Landmark served as the investment banker for many noted life science companies in a variety of key deals, and developed a unique service niche assisting foreign clients to become established in the United States, including F. Faulding & Co., Ltd.'s (Australia's largest pharmaceutical company) acquisition of Solvay's Purepac division, the initial public offerings of both Physician Computer Network, Inc. (now WebMD) and Par Pharmaceutical Companies (NYSE: PRX), and the restructuring of Carrington Laboratories, Inc. (AMEX: CARN). In 1991, Mr. Moroney became a co-founder and Chairman of Flemington Pharmaceutical Corporation, a publicly held development-stage drug delivery company (now NovaDel Pharmaceuticals (AMEX:
NVD)). Prior to founding Landmark, Mr. Moroney spent ten years in commercial banking with Citibank, United Jersey Bank, and Midlantic Bank. Mr. Moroney holds B.S. and M.B.A. degrees from Fordham University.

         ERNEST D. CHU, Director, age 60, received his B.A. with honors in History from Amherst College in 1968 and was a Moore Fellow at Columbia University's Institute of Far Eastern Studies in 1969. Since 1995, Mr. Chu has been the Chairman and Managing Director of Corporate Builders, LP., a corporate consulting and venture development partnership From 2004-2006 he served Acting Chief Financial Officer for High Speed Video Holdings Corp., a privately held video conference technology company. From 1995-97, Mr. Chu was a director and advisor to Nu Wave Technologies, Inc., a company which he helped to found. From 1998-2000, Chu also served as director and Chief Financial Officer of World Wide Web Institute. He started his career as a journalist for the Wall St. Journal in 1968, and subsequently entered the securities business in 1969 with Cogan Berlind Weill & Levitt. In 1971, he joined Walters, Yeckes and Gallant, where he became an Allied Member of the NYSE and an NASD principal. He started his corporate career in 1979, as VP of Finance of Haber Inc., a NJ publicly held technology company and has had more than 30 years of experience in management of early stage emerging companies. He is a contributor to three books on management and finance, and published many articles on raising money and entrepreneurial success.

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

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION
Cash Compensation.

         Compensation paid for all services provided up to December 31, 2006 (1) to each of our executive officers and (2) to all officers as a group.

------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Gregory H. Laborde,      2004 (1)          0        0              0           0                0                         0
President & CEO          2005 (2)          0        0              0           0                0                         0
                         2006 (3)          0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Theodore A. Greenberg,   2004 (4)          0        0              0           0                0                         0
CFO, CIO & Secretary     2005 (5)          0        0              0           0                0                         0
                         2006              0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Steven Katz, Senior      2004              0        0              0           0                0                         0
V.P. Business            2005 (6)          0        0              0           0                0                         0
Development              2006              0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a group      2004              0        0              0           0                0                         0
                         2005              0        0              0           0                0                         0
                         2006              0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $36,250. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $37,820. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(3) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $55,020. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(4) Theodore A. Greenberg billed the Company $15,000 for consulting services. The compensation was billed but not actually paid and is included in account payables.
(5) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.
(6) Steven Katz & Associates, a company affiliated with Steven Katz, billed the Company $18,000 for business plan consulting services. Steven Katz & Associates was paid $6,000 included in professional fee expenses and $12,000 was billed but not actually paid and is included in account payables.
                                       48

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2006)

----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Gregory H. Laborde      2004 (1)                 0             0               0                    0                           0
                        2005 (2)                 0             0               0                    0                           0
                        2006 (3)                 0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Theodore A. Greenberg   2004 (4)                 0             0               0                    0                           0
                        2005 (5)                 0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Steven Katz             2004                     0             0               0                    0                           0
                        2005 (6)                 0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Pierce McNally          2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Conrad Huss             2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Ernest Chu              2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
John J. Moroney         2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Directors as a Group    2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
                        2006                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $36,250. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $37,820. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(3) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $55,020. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(4) Theodore A. Greenberg billed the Company $15,000 for consulting services. The compensation was billed but not actually paid and is included in account payables.
(5) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.
(6) Steven Katz & Associates, a company affiliated with Steven Katz, billed the Company $18,000 for business plan consulting services. Steven Katz & Associates was paid $6,000 included in professional fee expenses and $12,000 was billed but not actually paid and is included in account payables.

COMPANY AUDIT COMMITTEE

         The Audit Committee was formed in April 2006 to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company's internal and external auditors. Pierce McNally, as Chairman, and Conrad R. Huss act as the initial members of the Audit Committee.

EXECUTIVE COMPENSATION

         Infinity's management currently consists of the following persons along with their executive compensation:

NAME/ADDRESS (1)                   POSITION                        COMPENSATION
----------------------------       ----------------------------    -------------
Gregory H. Laborde                 Chief Executive Officer            $90,000
                                   and Chairman of the Board
                                  and Director

Theodore A. Greenberg              Chief Investment Officer           $90,000
                                   Chief Financial Officer
                                   Secretary and Director

Steven Katz                        Senior Vice President -                 $0
                                   Business Development

(1) Address of each Officer is 80 Broad Street, 5th Floor, New York, NY 10004.

         In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with at a rate substantially below his contracted amount. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2006.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table describes the shareholdings of all officers and directors and those persons who hold 5% or more of the outstanding common stock of Issuer post offering, including options exercisable within 60 days.

                                                 COMMON STOCK
 NAME                               TITLE        AMOUNT OWNED(*)        % TOTAL
 -------------------------------------------------------------------------------
 Gregory H. Laborde                 Common       3,612,250                29.85
 CEO, President, Chairman           Restricted
 & Director
 (beneficially through
 GHL Group, Ltd.)

 Theodore A. Greenberg              Common         600,000                 4.96
 Chief Investment Officer           Restricted
 CFO, Secretary and Director

 Steven Katz                        Common               0                    0
 Senior Vice President -            Restricted
 Business Development and Director

 Pierce McNally                     Common               0                    0
 Director                           Restricted

 Conrad R. Huss                     Common               0                    0
 Director                           Restricted

 John Moroney                       Common               0                    0
 Director                           Restricted

 Ernest D. Chu                      Common               0                    0
 Director

 Wulf Rehder                        Common         415,758                 3.44


Officers and Directors as a Group   Common       4,212,250                34.81%

* Relates to percentage based on completion of Offering and issuance of all 6,062,500 Shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         (a) There have been unregistered securities offered or sold by the issuer or any one of its affiliates within the one year prior to the filing of this notification, as follows:

         1.       COMMON STOCK.

                  (a) GHL Group, Ltd., an affiliate, transferred shares as follows:

                           Wulf Rehder - 140,000 shares on 10/17/06 Michael A. Littman - 100,000 shares on 10/17/06 Jonathan Schwartz - 75,000 shares on 10/17/06 Douglas P. Caesare & Sharon M. Caesare Family Trust - 31,750 shares on 10/17/06

                  (b) The Company issued 150,588 shares in exchange for $59,396.92 as follows:

                           Miriam Perez - 5,000 shares on 7/28/06 Maria Rodriguez - 5,000 shares on 7/28/06 Emerald Legacy LP
                           - 2,000 shares on 9/25/06 Paul Daugerdas - 25,000 shares on 12/7/06 Donald Winton - 37,500 shares on 12/7/06 Sigmund Eisenchenk - 62,500 on 12/7/06 Arthur Steinberg -13,588 shares on 01/23/07 exercise of Class A Warrants

                  (c) The Company issued 148,249 shares in exchange for the forgiveness of debt of $39,771.50 as follows:

                           Diana Fridman - 5,000 shares on 06/30/06 Walter Eizenberg - 2,500 on 12/7/06 Advanced Optics Electronics, Inc.-112,500 shares on 01/24/07 exercise of Class A Warrants Advanced Optics Electronics, Inc.
                           - 4,337 shares on 01/24/07 Arthur Steinberg -23,912 shares on 01/24/07 exercise of Class A Warrants

                  2.       WARRANTS.

                           The Company issued no Warrants within the 2006 fiscal year as additional consideration.

                  3.       NOTES.

                  (a) The Company issued $17,500 principal amount of 7% Notes due 2006 as follows:

                           Jonathan Schwartz - $15,000 principal amount issued 3/23/06 due 5/23/06 Wulf Rehder - $2,500 principal amount issued 3/23/06 due 5/23/06

                  (b) The Company had $147,501 principal amount of 7% Notes outstanding as of 12/31/2006.

         Employment  Contracts - On April 20, 2006 Gregory  Laborde and Theodore
A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2006.

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

         The following table represents aggregate fees billed to the Company for the years ended December 31, 2006 and December 31, 2005 by Larry O'Donnell, CPA, P.C.

                                            Year Ended December 31,
                                              2006            2005
               -------------------------  ------------ -- ------------
               Audit Fees                 $   6,500        $     6,500
               -------------------------  ------------ -- ------------
               Audit-related Fees (a)         1,280        $     3,400
               -------------------------  ------------ -- ------------
                  Total Fees              $   7,780        $     9,900
               -------------------------  ------------ -- ------------

(a)  Primarily review of quarterly financial statements

         All audit work was performed by the auditors' full time employees.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Infinity Capital Group, Inc.

         Date: April 16, 2007               By:   /s/Gregory H. Laborde
                                                  -----------------------------
                                                  Gregory H. Laborde, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 16, 2007               By:    /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde, President
                                                   and CEO

                                   DIRECTORS:

         Date: April 16, 2007               By:    /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde

         Date: April 16, 2007               By:    /s/Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg

         Date: April 16, 2007               By:    /s/Steven Katz
                                                   -----------------------------
                                                   Steven Katz

         Date: April 16, 2007               By:    /s/Pierce McNally
                                                   -----------------------------
                                                   Pierce McNally

         Date: April 16, 2007               By:    /s/Conrad Huss
                                                   -----------------------------
                                                   Conrad Huss

         Date: April 16, 2007               By:    /s/Ernest Chu
                                                   -----------------------------
                                                   Ernest Chu

         Date: April 16, 2007               By:    /s/John J. Moroney
                                                   -----------------------------
                                                   John J. Moroney

                          INFINITY CAPITAL GROUP, INC.

                              FINANCIAL STATEMENTS


                            December 31, 2006 & 2005

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS



                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM

            2006                                                        F-1- F-2


FINANCIAL STATEMENTS

                  Balance sheets                                          F-3
                  Statements of operations                                F-4
                  Statements of changes in net assets                     F-5
                  Statements of cash flows                                F-6
                  Schedule of investments                               F-7-F-8
                  Notes to financial statements                         F-9-F-18

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2006 and 2005 and the results of its operations, changes in net assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Larry O'Donnell, CPA, P.C.
------------------------------------
LARRY O'DONNELL, CPA, P.C.
March 25, 2007

                            RONALD R. CHADWICK, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                             2851 SOUTH PARKER ROAD
                                    SUITE 720
                             AURORA, COLORADO 80014
                              PHONE (303) 306-1967
                               FAX (303) 306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying financial highlights of Infinity Capital Group, Inc. for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial highlights referred to above of Infinity Capital Group, Inc. for the period from July 8, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004 are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.



/s/Ronald R. Chadwick, P.C.
------------------------------
Ronald R. Chadwick, P.C.
Aurora, Colorado
April 9, 2007

                                   INFINITY CAPITAL GROUP, INC.
                                          BALANCE SHEETS


                                                                                         December                December
                                                                                         31, 2006                31, 2005
                                                                                       -------------           -------------
ASSETS

        Investments in noncontrolled affiliates (Cost: 2006 - $42,100; 2005 - $53,085) $     78,938            $    234,463
        Controlled investments (Cost: $136,326)                                             131,250                 183,750
        Cash                                                                                 13,168                   4,728
        Due from related parties                                                                  -                   6,484
        Deferred offering costs                                                              29,425                  28,625
                                                                                       -------------           -------------

TOTAL ASSETS                                                                           $    252,781            $    458,050
                                                                                       =============           =============

LIABILITIES
        Accounts payable                                                               $    154,069            $     95,328
        Accrued interest payable                                                             24,138                  17,227
        Notes payable                                                                       147,501                 130,001
                                                                                       -------------           -------------

               Total Liabilities                                                            325,708                 242,556
                                                                                       -------------           -------------

NET ASSETS                                                                             $    (72,927)           $    215,494
                                                                                       =============           =============


Composition of net assets
        Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding
        Common Stock. $0.001 par value, 100,000,000 shares authorized,
               5,883,687 and 5,739,187 issued and outstanding respectively             $      5,884            $      5,739

        Additional paid-in capital                                                     $    389,311                 329,956
        Accumulated income (deficit)
               Accumulated net operating (deficit)                                         (674,533)               (495,344)
               Net realized gain on investments, net of tax                                 174,650                 146,341
               Net unrealized increase of investments (no tax accrued/deferred)              31,761                 228,802
                                                                                       -------------           -------------

Net Assets                                                                             $    (72,927)           $    215,494
                                                                                       =============           =============


Net Asset Value Per Share                                                              $      (0.01)           $       0.04


    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                                     Year Ended               Year Ended
                                                                                    December 31,             December 31,
                                                                                        2006                     2005
                                                                                   ----------------        ----------------

Investment Income
       Investment Fees                                                                      15,000                       -
       Interest income                                                                           6                     672
       Other                                                                                 4,516                   2,000
                                                                                   ----------------        ----------------

Total Investment Income                                                                     19,522                   2,672

Expenses
       Management fees                                                                      55,020                  37,820
       Salaries and wages                                                                    1,250                  10,000
       Directors fees                                                                        8,118                       0
       Professional fees                                                                    48,408                  81,615
       Insurance                                                                            53,333
       General and administrative                                                           25,354                  31,990
       Meals and entertainment                                                                                      12,331
       Interest expense                                                                      7,228                  16,073
       Impairment                                                                                                   22,120
                                                                                   ----------------        ----------------

Total Expenses                                                                             198,711                 211,949
                                                                                   ----------------        ----------------

Net Investment Income (Loss) before taxes                                                 (179,189)               (209,277)
                                                                                   ----------------        ----------------

Provision for income tax                                                                         -                       -
                                                                                   ----------------        ----------------

Net Investment Income (Loss) before taxes                                                 (179,189)               (209,277)


Net realized and unrealized gains (losses):
       Net realized gain (loss) on investments, net of tax                                  28,309                  26,753
       Net change in unrealized increase (decrease),
           net of tax                                                                     (197,041)               (640,927)
                                                                                   ----------------        ----------------

Net realized and unrealized gains (losses)                                                (168,732)               (614,174)
                                                                                   ----------------        ----------------

Net increase (decrease) in net assets from operations                              $      (347,921)        $      (823,451)
                                                                                   ================        ================


Net increase (decrease) in net assets per share
       from continuing operations
           Basic                                                                   $         (0.06)        $         (0.15)
           Diluted                                                                 $         (0.06)        $         (0.15)
                                                                                   ================        ================

Weighted average number of shares outstanding
  Basic                                                                                  5,752,888               5,541,117
  Diluted                                                                                5,752,888               5,541,117
                                                                                   ================        ================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS


                                                                                     Year Ended                    Year Ended
                                                                                    December 31,                  December 31,
                                                                                        2006                          2005
                                                                                  ------------------            -----------------
Changes in net assets from operations
         Net investment income (loss)                                             $        (179,189)            $       (209,277)
         Net realized gain (loss) on investments, net of tax                                 28,309                       26,753
         Net change in unrealized increase (decrease), net of tax                          (197,041)                    (640,927)
                                                                                  ------------------            -----------------

                 Net increase (decrease) in net assets from operations                     (347,921)                    (823,451)
                                                                                  ------------------            -----------------

Capital Stock Transactions:
         Proceeds from issuance of common stock                                              56,000                       65,063
         Proceeds from issuance of warrants                                                                                3,000
         Notes Payable Contributed to Capital                                                                             91,000
         Issuance of common stock for debt                                                    3,500                       21,000
         Issuance of common stock for acquisition                                                                            100
         Warrants Issued With Notes Payable                                                       -                          795
                                                                                  ------------------            -----------------

                 Net increase (decrease) in net assets from stock transactions               59,500                      180,958
                                                                                  ------------------            -----------------


Net increase (decrease) in net assets                                                      (288,421)                    (642,493)
Net assets at beginning of year                                                             215,494                      857,987
                                                                                  ------------------            -----------------

Net assets at end of period                                                       $         (72,927)            $        215,494
                                                                                  ==================            =================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                     Year Ended
                                                                                                     December 31,
                                                                                               2006                2005
                                                                                           -------------       -------------

Cash Flows from Operating Activities:
         Net increase (decrease) in net assets from operations                             $   (347,921)       $   (823,451)

         Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
                Change in net unrealized (increase)/decrease of investments                     197,041             640,927
                Proceeds from disposition of investment securities                               41,793              28,268
                (Gain) loss on sale of investments                                              (28,309)            (26,753)
                Purchase of investment securities                                                                   (15,000)
                Forgiveness of Debt                                                              (4,516)             (2,000)
                Interest expense on forgiven debt                                                    16
                Notes receivable - related parties                                                    -              24,639
                Impairment                                                                            -              22,120
                Accounts Receivable                                                                   -              12,831
                Due from related parties                                                          6,484              (5,974)
                Other assets                                                                                            262
                Accounts Payable                                                                 58,741              65,695
                Accrued Interest Payable                                                          6,911              12,483
                Due to related parties                                                                                  (20)
                Interest expense for Warrants issued with note payable                                -                 795
                                                                                           -------------       -------------

                Net cash provided by (used for) operating activities                            (69,760)            (65,178)
                                                                                           -------------       -------------

Cash Flows from Investing Activities
         Acquisition of Fayber Group, Inc.                                                            -              (2,120)
                                                                                           -------------       -------------

                Net cash provided by (used for) investing activities                                  -              (2,120)
                                                                                           -------------       -------------

Cash Flows from Financing Activities
         Proceeds from notes payable                                                             33,621              66,310
         Payments on notes payable                                                              (10,621)            (18,559)
         Sales of common stock                                                                   56,000              48,913
         Sales of warrants                                                                                            3,000
         Deferred Offering Costs                                                                   (800)            (28,625)
                                                                                           -------------       -------------

                Net cash provided by (used for) financing activities                             78,200              71,039
                                                                                           -------------       -------------

Net Increase (Decrease) in Cash                                                                   8,440               3,741
Cash at the Beginning of the Period                                                               4,728                 987
                                                                                           -------------       -------------

Cash and Cash Equivalents - end of Period                                                        13,168               4,728
                                                                                           =============       =============

Schedule of noncash investing and financing activities
         Common stock issued for note payable                                              $      3,500        $     21,000
                                                                                           =============       =============

         Securities purchased with debt and canceling a
                note receivable                                                                                $     17,185
                                                                                                               =============

         Notes payable contributed to additional paid in capital                                               $     89,000
                                                                                                               =============

Supplemental Disclosure of Cash Flow Information - Cash paid during year for:
         Interest                                                                          $        301        $      2,590
                                                                                           =============       =============
         Income Taxes                                                                      $          -        $          -
                                                                                           =============       =============

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2006

                ORIGINAL
                DATE OF                                                             ORIGINAL             FAIR
   SHARES       ACQUISITION                                                           COST               VALUE
-------------   --------------                                                   ----------------   ----------------
                              COMMON STOCK IN CONTROLLED AFFILIATES -  (1)

    2,500,000       Nov-04    Satellite Organizing Solutions, Inc.,
                              publicly traded over the counter,
                              communications & business systems design
                              and consulting                                     $       136,326    $       131,250
                                                                                 ----------------   ----------------

                              Subtotal (1)                                               136,326            131,250
                                                                                 ----------------   ----------------

                              COMMON STOCK IN NON-CONTROLLED AFFILIATES - (1)


    4,210,000       Aug-04    Midland International Corporation, publicly
                              traded over the counter, telecommunications                 42,100             78,938
                                                                                 ----------------   ----------------

                              Subtotal (1)                                                42,100             78,938
                                                                                 ----------------   ----------------

                              TOTAL INVESTMENTS (1)                              $       178,426    $       210,188
                                                                                 ================   ================

  (1) Since Net Assets are negative at 12/31/06, percentage of net assets would be misleading and are not presented.

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

        As of December 31, 2006, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

        The  Company  owns  more  than 25% of the  outstanding  common  stock of
        Satellite  Organizing   Solutions,   Inc.  and  more  than  10%  of  the
        outstanding common stock of Midland International Corporation.

        Since Net Assets are negative, computation of percentage of Net Assets would be misleading and is not presented.

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2005


                   ORIGINAL
                    DATE OF                                                                  ORIGINAL             FAIR
    SHARES        ACQUISITION                                                                  COST               VALUE
---------------   --------------                                                         ---------------   ------------------
                                   COMMON STOCK IN CONTROLLED AFFILIATES -
                                   85.27% OF NET ASSETS

      2,500,000          Nov-04    Satellite Organizing Solutions, Inc.,
                                   publicly traded over the counter,
                                   85.27% of net assets, communications & business
                                   systems design and consulting                         $      136,326    $         183,750
                                                                                         ---------------   ------------------

                                   Subtotal                                                     136,326              183,750
                                                                                         ---------------   ------------------

                                   COMMON STOCK IN NON-CONTROLLED AFFILIATES -
                                   110.05% OF NET ASSETS

         88,750          Jun-04    Heartland, Inc., publicly traded over the counter,
                                   12.37% of net assets, telecommunications                      10,985               23,963

      4,210,000          Aug-04    Midland Int'l Corporation, publicly traded over
                                   the counter, 97.68% of net assets,
                                   telecommunications                                            42,100              210,500
                                                                                         ---------------   ------------------

                                   Subtotal                                                      53,085              234,463
                                                                                          ---------------   ------------------

                                   TOTAL INVESTMENTS - 195.32% OF NET ASSETS             $      189,411    $         418,213
                                                                                         ===============   ==================


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

On April 29, 2005, the Company entered into a Plan of Merger with Fayber Group, Inc. ("Fayber"). The Company acquired all of the outstanding shares of Fayber for the purposes of accomplishing the Merger of the Company and Fayber. All shares of Fayber were retired by virtue of the merger. The Merger was completed on May 2, 2005 with the Company as the surviving corporation. The Company acquired 100% of Fayber in exchange for 100,000 shares of common stock and a $20,000 Promissory Note. At December 31, 2006 the balance of $10,001 due on the Promissory Note is included in Notes Payable.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the years ended December 31, 2006 and 2005.

INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109") . Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" in accounting for employee stock-based compensation. No stock-based compensation was issued to employees for the years ended December 31, 2006 and 2005.

INVESTMENTS

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a) (41) of the 1940 Act, is (1) the market price for those securities for which a quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.

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

With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors uses a multi-step valuation process as described below:

                  (1) Management reviews all investments and summarizes current status;

                  (2) An independent valuation firm conducts independent appraisals of all investments;

                  (3) The audit committee of our board of directors reviews the management's summary and the report of the independent valuation firm and supplements with additional comments; and

                  (4) The Board of Directors discusses valuation and determines the fair value of each investment in our portfolio in good faith based on the input of management, the independent valuation firm and the audit committee.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

This policy became effective for the quarter ending September 30, 2006. Previous to adopting this process, management communicated informally with the independent valuation firm whose report was submitted to the board of directors for review and comment. The audit committee was formed in April 2006 and has reviewed the valuation reports and financial statements beginning with the quarter ended March 31, 2006.

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2006 and 2005 (undefined% and 195% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material effect on its financial statements.

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company, for the years ended December 31, 2006 and 2005, incurred management fees of approximately $55,020 and $37,820, respectively, to a company affiliated through an Officer and a Director.

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2006.

NOTE 3.  LEASE COMMITMENTS

The Company had a lease for office space which expired in June 2005. The Company entered into a lease effective December, 2005 for twelve months. The lease is noncancellable with a monthly payment of $100. Rent expense incurred under the leases in 2006 and 2005 was approximately $2,405 and $1,549 respectively.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.  INVESTMENTS

Equity securities at December 31, 2006 and 2005 (undefined% and 195% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

In September, 2003, the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004, the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004, purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230. Azonic Corporation subsequently changed its name to Midland International Corporation.

In June, 2004 the Company acquired 123,750 common shares of Heartland, Inc., valued at $12,500, when an Officer and Director of the Company contributed the shares as additional capital for no consideration.

In November, 2004, the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086.

During the year ended December 31, 2005 the Company sold 25,000 common shares of Heartland, Inc. for a realized gain of $26,753. In December, 2005 the Company sold short 10,000 common shares of Heartland, Inc. for $4,538 which was recorded as an offset to the Company's position in Heartland, Inc. against which the short position was closed in January 2006.

During the year ended December 31, 2006 the Company sold 98,750 common shares of Heartland, Inc. for a realized gain of $28,309. This terminated the Company's interest in Heartland, Inc.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2006 the Company had approximately $550,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                    December 31,                  December 31,
                                                        2006                          2005
                                               ----------------------        ----------------------
Deferred tax liability                               $     (12,400)                 $     (83,000)

Deferred tax asset arising from:
         Net operating loss carryforwards                  194,000                        136,000
                                               ----------------------        ----------------------
                                                           181,600                         53,000
Valuation allowance                                       (181,600)                       (53,000)
                                               ----------------------        ----------------------
Net Deferred Taxes                                   $           -                  $           -
                                               ======================        ======================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                    December 31,                  December 31,
                                                       2006                           2005
                                               ----------------------        ----------------------
Tax at federal statutory rate (34%)                    $  (118,300)                  $   (394,000)
State income tax (5%)                                      (17,400)                       (54,000)

Net operating loss benefit - used                                -                              -
Net deferred taxes                                         134,900                        451,770
Other book/tax differences                                     800                         (3,770)
                                               ----------------------        ----------------------
                                                       $    (    -)                  $    (     -)
                                               ======================        ======================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.  NOTES PAYABLE & INTEREST EXPENSE

                                                    December 31,                  December 31,
                                                      2006                            2005
                                               ----------------------        ----------------------

Notes payable,  several parties,  unsecured,
interest 7% per annum,  payable in
full when due,  all of which are in default
at  December  31,  2006.  $30,000 of
these notes were used to exercise
warrants in January 2007.                               $   72,501                    $    55,001


Note  payable,  individual,  secured by
portfolio  company  stock,  lender also
entitled to 12.5% of shares in portfolio
company upon  acquisition,  or merger,
int. 7% per annum, payable in full when due,
the note is in default at December 31, 2006.                75,000                         75,000
                                               ----------------------        ----------------------

Total notes payable (all current)                       $  147,501                    $   130,001
                                               ======================        ======================

The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2006 and 2005, the fair value of the notes payable approximated the amount recorded in the financial statements.

During the years ended December 31, 2006 and 2005, the Company incurred interest expense on notes payable of $7,228 and $16,073.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

At December 31, 2006 and 2005 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Class A warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $0.25 per share with the warrant terms expiring in 2008, Class B warrants allow the holder to purchase one share of common stock per warrant, exercisable immediately at $0.75 per share with the warrant terms expiring in 2009, and the Class C warrants allow the holder to purchase on share of common stock per warrant, exercisable immediately at $1.50 per share with the warrant terms expiring in 2009.

                                       CLASS A        CLASS B        CLASS C
                                       -----------------------------------------
Balance, December 31, 2004              526,750                       100,000

Issued                                                  300,000        85,125
Cancelled                               (76,000)       (300,000)     (185,125)
Exercised                              (260,250)

Balance, December 31, 2005              190,500

Balance, December 31, 2006              190,500

In January 2007, 150,000 Class A warrants were exercised leaving a Remaining balance of 40,500 Class A warrants.

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

NOTE 9.  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2006, December 31, 2005, December 31, 2004 and the period July 8, 2003 (inception) through December 31, 2003:

                                                                                                       JULY 8, 2003
                                                                                                        (INCEPTION)
                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED        TO
                                                           DEC. 31,        DEC. 31,        DEC. 31,      DEC. 31,
                                                             2006            2005           2004            2003
                                                        ------------    ------------     -----------    ------------

Per share information
Net asset value, beginning of period                           0.04            0.16           (0.02)              -
                                                        ------------    ------------     -----------    ------------

   Net investment income (loss) (1)                           (0.03)          (0.04)          (0.03)          (0.04)
   Net realized and unrealized gain (loss) (1)                (0.03)          (0.11)           0.18            0.01
                                                        ------------    ------------     -----------    ------------

Net increase (decrease) in net assets  resulting
   from operations (1)                                        (0.06)          (0.15)           0.15           (0.02)
Issuance of common stock, warrants
   and other new equity (1)                                    0.01            0.03            0.03            0.00
                                                        ------------    ------------     -----------    ------------

Net asset (deficit) value, end of year                        (0.01)           0.04            0.16           (0.02)
                                                        ============    ============     ===========    ============

Per share market value, end of year (2)                         N/A             N/A             N/A             N/A

Total Return Based Upon Net Asset Value (3)                   -150%            -94%             N/A             N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                           (72,927)        215,494         857,987        (122,822)
Common shares outstanding at end of year                  5,883,687       5,739,187       5,335,237       5,000,000
Diluted weighted average number of
   shares outstanding during the year                     5,752,888       5,541,117       5,730,996       2,500,000
Ratio of expenses to average net assets (4)(5)                 930%             48%             37%               -
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)(5)              -1627%           -186%            155%               -
Average Debt Outstanding                                    147,625         194,067         175,750          79,500
Average Debt Per Share (1)                                     0.03            0.04            0.03            0.03

----------------------

         (1) Calculated based on diluted weighted average number of shares outstanding during the year.
         (2)      Not applicable - prior to public trading of shares
         (3) 2003 & 2004 did not start with positive net assets so cannot compute
         (4) Average net assets were negative in 2003 so calculation would be misleading
         (5) Average net assets were low in 2006 resulting in calculation out of scale