Form 10QSB
period 2007-03-31
INFINITY CAPITAL GROUP, INC.
filed 2007-05-21
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           FOR THE TRANSITION PERIOD FROM _______ TO ___________

                        COMMISSION FILE NUMBER: 000-30999
                                   -----------

                          INFINITY CAPITAL GROUP, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

            MARYLAND                                     16-1675285
-----------------------------                -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                        -------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                            ------------------------
                 Issuer's telephone number, including area code

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      X                No _______
                                        --------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 2007 the number of shares outstanding of the registrant's only class of common stock was 6,038,024.

         Transitional Small Business Disclosure Format (Check one):

                                    Yes                      No     X
                                        --------------          -------------

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................     1

         Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)......................     2

         Statements of Operations (unaudited) for the Three Months ended
         March 31, 2007  and 2006.............................................................................     3

         Statements of Cash Flows (unaudited) for the Three Months ended
         March 31, 2007 and 2006..............................................................................     4

         Schedule of Investments as of March 31, 2007.........................................................     5

         Statements of Changes in Net Assets..................................................................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     11

Item 3.  Controls and Procedures..............................................................................     13

Item 3.  (A)T Controls and Procedures.........................................................................     13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     14

Item 3.  Defaults upon Senior Securities......................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     14

Item 5.  Other Information....................................................................................     14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     14

Signatures....................................................................................................     15

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006, included in the Company's Form 10-KSB.

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets



                                                                                         March                   December
                                                                                       31, 2007                  31, 2006
                                                                                     --------------            -------------
                                                                                       Unaudited

ASSETS
     Investments in noncontrolled affiliates (Cost - $42,100)                        $     103,229             $     78,938
     Controlled Investments (Cost - $136,326)                                              133,234                  131,250
     Cash                                                                                      328                   13,168
     Accounts receivable                                                                   100,000                        -
     Deferred offering costs                                                                36,664                   29,425
                                                                                     --------------            -------------

TOTAL ASSETS                                                                         $     373,455             $    252,781
                                                                                     ==============            =============

LIABILITIES

     Accounts payable                                                                     $162,444                 $154,069
     Accrued interest payable                                                               19,921                   24,138
     Notes payable                                                                         117,501                  147,501
     Deposits payable                                                                       14,900
                                                                                     --------------            -------------

          Total Liabilities                                                                314,766                  325,708
                                                                                     --------------            -------------

Net Assets                                                                           $      58,689             $    (72,927)
                                                                                     ==============            =============


Composition of net assets
             Preferred   stock, $0.001 par value,  10,000,000 shares authorized,
                         none issued or outstanding.
             Common Stock. $0.001 par value,
                         100,000,000 shares authorized
                         6,038,024 and 5,883,687 issued and outstanding              $       6,038             $      5,884
                         respectively

             Additional paid-in capital                                                    428,825                  389,311
             Accumulated income (deficit)
                         Accumulated net operating (deficit)                              (608,860)                (674,533)
                         Net realized gain on investments, net of tax                      174,650                  174,650
                         Net unrealized increase of investments (no tax accrued)            58,036                   31,761
                                                                                     --------------            -------------

Net Assets                                                                           $      58,689             $    (72,927)
                                                                                     ==============            =============

Net Asset Value Per Share                                                            $        0.01             $      (0.01)
                                                                                     ==============            =============


    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            For the Three Months ended
                                                                                                     March 31,
                                                                                             2007                 2006
                                                                                        ---------------       --------------
Investment Income
     Investment Fees                                                                    $            -        $      15,000
     Interest                                                                                        -                    1
     Consulting Fees                                                                           100,000                    -
                                                                                        ---------------       --------------
                                                                                               100,000               15,001
                                                                                        ---------------       --------------

EXPENSES
     Salaries and wages                                                                              -                    -
     Management Fees                                                                             5,329               17,757
     Professional Fees                                                                           9,138               17,659
     Insurance                                                                                  11,132               12,465
     General and administrative                                                                  6,673                9,946
     Interest                                                                                    2,056                  784
                                                                                        ---------------       --------------

Total Expenses                                                                                  34,328               58,611
                                                                                        ---------------       --------------

Net Investment Income (Loss) before taxes                                                       65,672              (43,610)
                                                                                        ---------------       --------------

Provision for income tax                                                                             -                    -
                                                                                        ---------------       --------------

Net Investment Income (Loss)                                                                    65,672              (43,610)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                                    -               12,533
     Change in unrealized increase (decrease)
       net of tax                                                                               26,275             (118,621)
                                                                                        ---------------       --------------

Net realized and unrealized gains (losses)                                                      26,275             (106,088)
                                                                                        ---------------       --------------

Net increase (decrease) in net assets from operations                                   $       91,947        $    (149,698)
                                                                                        ===============       ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                 $         0.02        $       (0.03)
  Diluted                                                                               $         0.02        $       (0.03)
                                                                                        ===============       ==============

Weighted average number of shares outstanding
  Basic                                                                                      6,000,297            5,739,187
  Diluted                                                                                    6,077,464            5,739,187
                                                                                        ===============       ==============


    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows

                                                                                                     Three Months
                                                                                                     Ended March 31,
                                                                                                2007               2006
                                                                                             ------------      -------------
                                                                                              Unaudited         Unaudited
Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                                   $    91,947       $   (149,698)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
            Change in net unrealized (increase) decrease of investments                          (26,275)           118,621
            Proceeds from disposition of investments securities                                        -             15,129
            Gain on sale of securities                                                                 -            (12,533)
            Accounts receivable                                                                 (100,000)                 -
            Due from related parties                                                                   -              1,729
            Prepaid expenses                                                                           -            (33,241)
            Deferred Offering Costs                                                               (7,239)                 -
            Accrued payables                                                                       8,375             37,851
            Accrued interest payable                                                              (4,217)               784
            Deposits payable                                                                      14,900                  -
                                                                                             ------------      -------------

                       Net cash provided by (used for)
                       operating activities                                                      (22,509)           (21,358)
                                                                                             ------------      -------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
            Proceeds from notes payable                                                                -             19,500
            Repayment of notes payable                                                           (30,000)
            Sale of common stock                                                                  39,669                  -
                                                                                             ------------      -------------

                       Net cash provided by (used for)
                       financing activities                                                        9,669             19,500
                                                                                             ------------      -------------

Increase (Decrease) in Cash                                                                      (12,840)            (1,858)
                                                                                             ------------      -------------

Cash and Cash Equivalents - Beginning of Period                                                   13,168              4,728
                                                                                             ------------      -------------

Cash and Cash Equivalents - End of Period                                                    $       328       $      2,870
                                                                                             ============      =============


    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 March 31, 2007

                 Original
                  Date of                                                                   Original            Fair
    Shares      Acquisition                                                                   Cost              Value
-----------------------------                                                           ----------------- ------------------
                               Common stock in controlled affiliates -
                               227.01% of net assets

     2,500,000        Nov-04   Satellite Organizing Solutions, Inc.,
                               publicly traded over the counter
                               227.01% of net assets, communications
                               & business systems design and consulting                 $        136,326  $         133,234
                                                                                        ----------------- ------------------

                               Subtotal                                                 $        136,326  $         133,234
                                                                                        ----------------- ------------------

                               Common stock in non-controlled affiliates
                               175.89% of net assets

     4,210,000        Aug-04   Midland International Corporation, publicly
                               traded over the counter, 175.89% of net assets,
                               telecommunications                                       $         42,100  $         103,229
                                                                                        ----------------- ------------------

                               Subtotal                                                 $         42,100  $         103,229
                                                                                        ----------------- ------------------


                               TOTAL INVESTMENTS                                        $        178,426  $         236,463
                                                                                        ================= ==================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                    Unaudited


                                                                             THREE MONTHS
                                                                                ENDED                YEAR ENDED
                                                                              MARCH 31,               DEC. 31,
                                                                                 2007                   2006
                                                                           -----------------      -----------------

Changes in net assets from operations:
     Net investment income (loss)                                          $         65,672       $       (179,189)
     Net realized gain (loss) on investments, net of tax                                                    28,309
     Net change in unrealized increase (decrease), net of tax                        26,275               (197,041)
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from operations                     91,947               (347,921)
                                                                           -----------------      -----------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                          3,396                 56,000
      Issuance of common stock for debt                                              36,273                  3,500
                                                                           -----------------      -----------------

           Net increase (decrease) in net assets from stock transactions             39,669                 59,500
                                                                           -----------------      -----------------

Net increase (decrease) in net assets                                               131,616               (288,421)
Net assets at beginning of year                                                     (72,927)               215,494
                                                                           -----------------      -----------------

Net assets at end of period                                                $         58,689       $        (72,927)
                                                                           =================      =================

    The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2006 Annual Report filed dated December 31, 2006. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007
NOTE 2 - INVESTMENTS

As of March 31, 2007, the Company has made three investments in target companies that total approximately $175,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                         DATE            INVESTMENT      COST
Satellite Organizing Solutions, Inc.   November 2004     Common stock  $ 121,336
Heartland Inc                          September 2004    Common stock     12,500
Midland International Corp*            August 2004       Common stock     42,100
                                                                       ---------
Total                                                                  $ 175,936

* On July 18, 2005, Azonic Corporation changed its name to Midland International Corporation.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - INVESTMENTS (continued)

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2007 and December 31, 2006, are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company, during the three months ended March 31, 2007 and 2006, incurred expenses of approximately $5,329 and $17,757, respectively, for management fees and expenses to a company affiliated through an Officer & Director.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the three months ended March 31, 2007, the Company retired notes payable in the amount of $30,000 along with $6,273 in accrued interest by the issuance of 140,749 shares of common stock. As of March 31, 2007, $117,501 in notes payable plus related accrued interest are in default for lack of repayment by their due date. Of these notes in default, $75,000 are secured by the Company's investment in Satellite Organizing Solutions, Inc. For the three month period ended March 31, 2007, the Company incurred interest expense on notes payable of $2,056.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007
NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007, 150,000 of the Company's warrants were exercised and 4,337 additional shares were purchased for a total of $3,395 in cash and cancellation of notes payable in the amount of $30,000 and accrued interest of $6,273.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by March 31, 2007.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three month period ended March 31, 2007 and the year ended December 31, 2006.

                                                                                  THREE MONTHS
                                                                                      ENDED                YEAR ENDED
                                                                                    MARCH 31,               DEC. 31,
                                                                                       2007                   2006
                                                                                -------------------    -------------------
Per share information
Net asset value, beginning of period                                                         (0.01)                  0.04
                                                                                -------------------    -------------------

   Net investment income (loss) (1)                                                           0.01                  (0.03)
   Net realized and unrealized gain (loss) (1)                                                0.01                  (0.03)
                                                                                -------------------    -------------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                              0.02                  (0.06)
Issuance of common stock, warrants
   and other new equity (1)                                                                                          0.01
                                                                                -------------------    -------------------

Net asset (deficit) value, end of period                                                      0.01                  (0.01)
                                                                                ===================    ===================

Per share market value, end of period (2)                                                      N/A                    N/A

Total Return Based Upon Net Asset Value (3)                                                    N/A                  -150%

Ratios and Supplemental Data
Net assets (deficit), end of period                                                         58,689                (72,927)
Common shares outstanding at end of period                                               6,038,024              5,883,687
Diluted weighted average number of
   shares outstanding during the period                                                  6,077,464              5,752,888
Ratio of expenses to average net assets (4)(5)                                                 N/A                   930%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)(5)                                                N/A                 -1627%
Average Debt Outstanding                                                                   132,501                147,625
Average Debt Per Share (1)                                                                    0.02                   0.03
------------------------

(1)      Calculated   based  on  diluted   weighted  average  number  of  shares
         outstanding during the year.
(2)      Not applicable - prior to public trading of shares
(3)      2007 did not start with positive net assets so cannot compute
(4) Average net assets to date were negative in 2007 so calculation would be misleading
(5) Average net assets were low in 2006 resulting in calculation out of scale

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2006.

During the three-month period ending March 31, 2007, the Company had investment income of $100,000 compared to $15,001 for the same period in 2006. In 2007, this included consulting services to Fluid Audio Networks for which the Company is to receive $15,000 in cash and $85,000 in stock. In 2006, this included a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

The Company had an increase in change in unrealized gains from investments of $26,275 in 2007 compared to a decrease in the change in unrealized gains from investments of $(131,153) in the same period in 2006.

During the three-month period ending March 31, 2006, the Company realized $12,533 in gains from investments on the sale of shares in Heartland, Inc. compared to $0 realized gains from investments in the same period in 2007.

The Company incurred expenses for professional fees in the amount of $9,138 during the three-month period ending March 31, 2007, compared to $17,659 during the three month period ending March 31, 2006.

The Company incurred insurance costs of $11,132 during the three-month period ending March 31, 2007, compared to $12,465 during the three-month period ending March 31, 2006. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees in the amount of $5,329 during the three-month period ending March 31, 2007, compared to $17,757 during the three-month period ending March 31, 2006 representing a decrease of $12,428.

Other general and administrative expenses for the three-month period ending March 31, 2007 were $6,673 compared to $9,946 during the same three-month period ending March 31, 2007 representing a decrease of $3,273.

The Company had a net increase in net assets from operations of $131,616 for the three-month period ending March 31, 2007 as compared to a net decrease in net assets from operations of $(149,698) for the three-month period ending March 31, 2006. This represents an increase of $281,314. The increase in net assets per share from operations for the three-month period in 2007 was $0.02 compared to a decrease of $0.01 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $328 at March 31, 2007. The Company owns stock in two small public companies which it may sell in increments for capital. The Company has current liabilities of $314,776. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company decreased during the quarter from $147,501 to $117,501. This decrease is attributable to note holders Advanced Optics Electronics, Inc. and Arthur Steinberg purchasing stock from the company by exercising class A warrants they held.

GOING CONCERN

The Company has incurred losses since inception and has minimal equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including its proposed Regulation E offering, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. The Company filed its final Regulation E offering circular with the Securities and Exchange Commission on February 1, 2007. This final offering was amended from an offering of up to 1,250,000 Units at $2.40 per Unit to an offering of 6,062,500 shares for a maximum aggregate price of $4,850,000 or $0.80 per share.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months. See notes under "Subsequent Events."

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

SUBSEQUENT EVENTS

In January of 2007, the Company began discussions with Prolink North America, Inc. to sell them 3,210,000 of the shares of Midland International Corp. This would be accomplished in four equal installments of 802,500 shares at an agreed price of $0.025 per share. The Company's cost basis in these shares is $0.01 per share. In February of 2007 the Company received an initial deposit of $11,900 towards the first of these installments. The agreement was finalized in April 2007 and the balance of the first installment was paid.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act has been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as defendant in a lawsuit filed on March 28, 2007. The lawsuit was filed by Bernard Pracko, II, a holder of a promissory note from the Company. The suit claims damages of $11,801, which includes accrued interest on the promissory note. In addition, the plaintiff has asked the court for continuing accrual of interest on the promissory note and to be reimbursed legal fees.

The Company is in process of developing its response to this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2007, 154,337 shares of the Company's common stock were issued in full satisfaction of notes payable of $30,000, accrued interest of $6,273 and for $3,395, in cash.

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

Dated: May 21, 2007               INFINITY CAPITAL GROUP, INC.

                                  By:/s/Gregory H. Laborde
                                  ______________________________________________
                                  Gregory H. Laborde, Chief Executive Officer,
                                  President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 21, 2007              INFINITY CAPITAL GROUP, INC.

                                 By:/s/Theodore A. Greenberg
                                 ____________________________________________
                                 Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary