Form 10QSB
period 2007-06-30
INFINITY CAPITAL GROUP, INC.
filed 2007-08-20
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

___X______     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

_________      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER: 000-30999
                                   -----------

                          INFINITY CAPITAL GROUP, INC.
                         -----------------------------
        (Exact name of small business issuer as specified in its charter)

             MARYLAND                                   16-1675285
       --------------------                 -----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                   -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                             ----------------------
                 Issuer's telephone number, including area code


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          -----------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      X                No
                                        --------------          -----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As  of  June  30,  2007  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 6,038,024.

         Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No     X
                                        --------------          -----------


                                TABLE OF CONTENTS
                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................     1

         Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited).......................     2

         Statements of Operations (unaudited) for the Three and Six Months ended
          June 30, 2007  and 2006.............................................................................     3

         Statements of Cash Flows (unaudited) for the Six Months ended
          June 30, 2007 and 2006..............................................................................     4

         Schedule of Investments as of June 30, 2007..........................................................     5

         Statements of Changes in Net Assets..................................................................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis or Plan of Operations...........................................     12

Item 3.  Controls and Procedures..............................................................................     14

Item 3(A)T....................................................................................................     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     15

Item 3.  Defaults upon Senior Securities......................................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     15

Item 5.  Other Information....................................................................................     15

Item 6.  Exhibits ............................................................................................     15

Signatures....................................................................................................     16


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

                                                 INFINITY CAPITAL GROUP, INC.
                                                        Balance Sheets


                                                                                              June              December
                                                                                            30, 2007            31, 2006
                                                                                          --------------     ---------------
                                                                                            Unaudited

Assets

         Investments in noncontrolled affiliates (Cost - $127,100 and $42,100)            $     214,581      $       78,938
         Controlled Investments (Cost - $136,326)                                               145,890             131,250
         Cash                                                                                     5,249              13,168
         Accounts receivable                                                                     15,000                   -
         Deferred offering costs                                                                 36,664              29,425
                                                                                          --------------     ---------------

                 Total assets                                                             $     417,384      $      252,781
                                                                                          ==============     ===============

Liabilities

         Accounts payable                                                                 $     175,453      $      154,069
         Accrued interest payable                                                                21,797      $       24,138
         Notes payable                                                                          117,501      $      147,501
         Deposits payable                                                                        66,220                   -
                                                                                          --------------     ---------------

                 Total liabilities                                                              380,971             325,708
                                                                                          --------------     ---------------

Net Assets                                                                                 $     36,413      $      (72,927)
                                                                                          ==============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                 10,000,000 shares authorized,
                 none issued or outstanding.
         Common Stock. $0.001 par value,
                 100,000,000 shares authorized
                 6,038,024 and 5,883,687 issued and outstanding,                           $      6,038      $        5,884
                 respectively

         Additional paid-in capital                                                             428,825             389,311
         Accumulated income (deficit)
                 Accumulated net operating (deficit)                                           (670,144)           (674,533)
                 Net realized gain on investments, net of tax                                   174,650             174,650
                 Net unrealized increase of investments (no tax accrued)                         97,044              31,761
                                                                                          --------------     ---------------

Net Assets                                                                                $      36,413      $      (72,927)
                                                                                          ==============     ===============

Net Asset Value Per Share                                                                 $        0.01      $        (0.01)
                                                                                          ==============     ===============

                           The accompanying notes are an integral part of the financial statements.

                                                 INFINITY CAPITAL GROUP, INC.
                                                   STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                                June 30,                               June 30,
                                                        2007              2006                 2007              2006
                                                    --------------    --------------       --------------    --------------

Investment Income
        Investment fees                              $          -     $           -        $           -     $      15,000
        Interest income                                         1                 3                    1                 4
        Consulting fees                                         -                 -              100,000                 -
                                                    --------------    --------------       --------------    --------------

Total Investment Income                                         1                 3              100,001            15,004
                                                    --------------    --------------       --------------    --------------

Expenses
        Salaries and wages                                      -             1,250                    -             1,250
        Director fees                                           -             7,083                    -             7,083
        Management fees                                    19,675            10,451               25,004            28,208
        Professional fees                                  12,208            11,075               21,346            28,734
        Insurance                                          14,222            13,965               25,353            26,430
        General and administrative                         13,304             3,924               19,977            13,870
        Interest                                            1,876             2,436                3,932             3,220
                                                    --------------    --------------       --------------    --------------

Total Expenses                                             61,285            50,184               95,612           108,795
                                                    --------------    --------------       --------------    --------------

Net Investment Income (Loss) before taxes                 (61,284)          (50,181)               4,389           (93,791)
                                                    --------------    --------------       --------------    --------------

Provision for income tax                                        -                 -                    -                 -
                                                    --------------    --------------       --------------    --------------

Net investment income (loss)                              (61,284)          (50,181)               4,389           (93,791)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                               -             6,125                    -            18,658
     Net change in unrealized increase (decrease),
       net of tax                                          39,008           (53,654)              65,282          (173,811)
                                                    --------------    --------------       --------------    --------------

Net realized and unrealized gains (losses)                 39,008           (47,529)              65,282          (155,153)
                                                    --------------    --------------       --------------    --------------

Net increase (decrease) in net assets
     from operations                                $     (22,276)    $     (97,710)       $      69,671     $    (248,944)
                                                    ==============    ==============       ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                             $       (0.00)    $       (0.02)       $        0.01     $       (0.04)
  Diluted                                           $       (0.00)    $       (0.02)       $        0.01     $       (0.04)
                                                    ==============    ==============       ==============    ==============

Weighted average number of shares outstanding
  Basic                                                 6,000,297         5,739,242            6,000,297         5,739,215
  Diluted                                               6,078,524         5,739,242            6,077,997         5,739,215
                                                    ==============    ==============       ==============    ==============

                           The accompanying notes are an integral part of the financial statements.

                                                 INFINITY CAPITAL GROUP, INC.
                                                  Statement of Cash Flows
                                                     (Unaudited)

                                                                                                    Six Months Ended
                                                                                              June 30,            June 30,
                                                                                                2007                2006
                                                                                            ------------       -------------

Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                                  $    69,671        $   (244,789)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments                             (65,282)            173,811
        Proceeds from disposition of investment securities                                            -              23,526
        Net realized gain on investments                                                              -             (18,658)
        Investment securities received for services                                             (85,000)                  -
        Accounts receivable                                                                     (15,000)                  -
        Due from related parties                                                                      -               6,484
        Prepaid and deferred expenses                                                                 -             (24,931)
        Deferred offering costs                                                                  (7,239)                  -
        Accounts payable                                                                         21,384              58,908
        Accrued interest payable                                                                 (2,341)                  -
        Deposits payable                                                                         66,220                   -
                                                                                            ------------       -------------

                   Net cash used for
                   operating activities                                                         (17,587)            (25,649)
                                                                                            ------------       -------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from (payments on) notes payable                                               (30,000)             18,500
        Proceeds from the sale of common stock                                                   39,668               2,500
                                                                                            ------------       -------------

                   Net cash provided by
                   financing activities                                                           9,668              21,000

Decrease in Cash                                                                                 (7,919)             (4,649)
                                                                                            ------------       -------------
Cash and Cash Equivalents - Beginning of Period                                             $     13,168       $       4,728
Cash and Cash Equivalents - End of Period                                                   $      5,249       $          79
                                                                                            ============       =============

                           The  accompanying  notes are an integral  part of the financial statements.

                                                 INFINITY CAPITAL GROUP, INC.
                                                   SCHEDULE OF INVESTMENTS
                                                        June 30, 2007

                Original
                Date of                                                            Original           Fair
   Shares     Acquisition                                                            Cost             Value
------------ --------------                                                     ---------------- ----------------
                             Common stock in controlled affiliates -
                             400.65% of net assets

    2,500,000       Nov-04   Satellite Organizing Solutions, Inc.,
                             publicly traded over the counter
                             400.65% of net assets, communications
                             & business systems design and consulting           $       136,326  $       145,890
                                                                                ---------------- ----------------

                             Subtotal                                           $       136,326  $       145,890
                                                                                ---------------- ----------------


                             Common stock in non-controlled affiliates
                             589.30% of net assets


    4,210,000       Aug-04   Midland International Corporation, publicly
                             traded over the counter, 443.97% of net assets,    $        42,100  $       161,664

       21,250       May-07   Fluid Media Networks, Inc. publicly traded
                             over the counter, 145.32% of net assets            $        85,000  $        52,917
                                                                                ---------------- ----------------

                             Subtotal                                           $       127,100  $       214,581
                                                                                ---------------  ---------------


                             TOTAL INVESTMENTS                                  $       263,426  $       360,471
                                                                                ================ ================

                                            INFINITY CAPITAL GROUP, INC.
                                        Statements of Changes in Net Assets


                                                                                    SIX-MONTHS
                                                                                      ENDED          YEAR ENDED
                                                                                     JUNE 30,          DEC. 31,
                                                                                      2007              2006
                                                                                   ------------     --------------
                                                                                    Unaudited          Audited

Changes in net assets from operations:
     Net investment income (loss)                                                  $     4,389      $    (179,189)
     Net realized gain (loss) on investments, net of tax                                     -             28,309
     Net change in unrealized increase (decrease), net of tax                           65,282           (197,041)
                                                                                   ------------     --------------

           Net increase (decrease) in net assets from operations                        69,671           (347,921)
                                                                                   ------------     --------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                             3,396             56,000
      Issuance of common stock for debt                                                 36,273              3,500
                                                                                   ------------     --------------

           Net increase in net assets from stock transactions                           39,669             59,500
                                                                                   ------------     --------------

Net increase (decrease) in net assets                                                  109,340           (288,421)
Net assets at beginning of year                                                        (72,927)           215,494
                                                                                   ------------     --------------

Net assets at end of period                                                        $    36,413      $     (72,927)
                                                                                   ============     ==============

                      The  accompanying  notes  are  an  integral  part  of  the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940("1940 Act").

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for all periods presented have been made.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2006 Annual Report filed dated December 31, 2006. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - INVESTMENTS

As of June 30, 2007, the Company has made four investments in target companies that total approximately $261,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                               DATE          INVESTMENT             COST
-------------------------------------------------------------------------------------------------
Satellite Organizing Solutions, Inc.        November 2004     Common stock         121,336
Heartland Inc.                              September 2004    Common Stock          12,500
Fluid Media Networks                        May 2007          Common stock          85,000
Midland International Corp*                 August 2004       Common stock          42,100
                                                                                  -----------
Total                                                                              260,936

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

     3)   The audit committee of our board of directors  reviews the managements
          summary  and  the  report  of  the  independent   valuation  firm  and
          supplements with additional comments: and

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2007 and December 31, 2006 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company, during the six-months ended June 30, 2007 and 2006, incurred expenses of approximately $25,004 and $28,208, respectively, to a company affiliated through an Officer & Director for management fees and expenses.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the six months ended June 30, 2007, the Company retired notes payable in the amount of $30,000 along with $6,273 in accrued interest by the issuance of 140,749 shares of common stock. As of June 30, 2007, $117,501 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Satellite Organizing Solutions, Inc. For the six month period ended June 30, 2007, the Company incurred interest expense on notes payable of $3,932.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2007, 150,000 of the Company's warrants were exercised and 4,337 additional shares were purchased for a total of $3,395 in cash and cancellation of notes payable in the amount of $30,000 and accrued interest of $6,273.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation, if the offering raises less than $3,000,000. Such deferral is until such a time that the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts, which were not paid by June 30, 2007.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six month period ended June 30, 2007 and the year ended December 31, 2006.

                                                                             SIX MONTHS
                                                                                ENDED                    YEAR ENDED
                                                                              JUNE 30,                    DEC. 31,
                                                                                2007                        2006
                                                                           ----------------            ----------------

Per share information
Net asset value, beginning of period                                                 (0.01)                       0.04
                                                                           ----------------            ----------------

   Net investment income (loss) (1)                                                   0.00                       (0.03)
   Net realized and unrealized gain (loss) (1)                                        0.02                       (0.03)
                                                                           ----------------            ----------------

Net increase (decrease) in net assets
   resulting from operations (1)                                                      0.02                       (0.06)
Issuance of common stock, warrants
   and other new equity (1)                                                                                       0.01
                                                                           ----------------            ----------------

Net asset (deficit) value, end of period                                              0.01                       (0.01)
                                                                           ================            ================

Per share market value, end of period (2)                                              N/A                         N/A

Total Return Based Upon Net Asset Value (3)                                            N/A                       -150%

RATIOS AND SUPPLEMENTAL DATA
Net assets (deficit), end of period                                                 36,413                     (72,927)
Common shares outstanding at end of period                                       6,038,024                   5,883,687
Diluted weighted average number of
   shares outstanding during the period                                          6,077,997                   5,752,888
Ratio of expenses to average net assets (4)                                          1293%                        930%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)                                          943%                      -1627%
Average Debt Outstanding                                                           127,501                     147,625
Average Debt Per Share (1)                                                            0.02                        0.03

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the year
     (2)  Not applicable - prior to public trading of shares
     (3)  2007 did not start with positive net assets so cannot compute
     (4)  Average net assets were low resulting in calculation out of scale


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006.

During the three-month periods ending June 30, 2007 and June 30, 2006, the Company had negligible revenues.

During the three-month period ending June 30, 2007, the Company realized $0 in gains from sale of investments compared to $6,125 in realized gains on the sale of shares in Heartland, Inc. in the same period in 2006.

The Company had an increase in change in unrealized gains from investments of $39,008 in 2007 compared to a decrease of $53,654 in 2006.

The Company incurred expenses for professional fees in the amount of $12,208 during the three-month period ending June 30, 2007 compared to $11,075 during the three-month period ending June 30, 2006.

The Company incurred insurance costs of $19,222, for the three months ended June 30, 2007 compared to $13,965 for the same period in 2006. Insurance costs consist mainly of Directors and Officers insurance.

Management fees and salaries during the three-month period ending June 30, 2007 totaled $19,675 compared to $10,451 for the same three-month period ending June 30, 2006. This represents an increase of $9,224.

Other general and administrative expenses for the three-month period ending June 30, 2007, totaled $13,304 compared to $3,924 for the same three-month period ending June 30, 2006. This represents an increase of $9,380.

The Company had a net decrease in net assets from operations of $(22,276) for the three-month period ending June 30, 2007 as compared to a net decrease in net assets from operations of $(97,710) for the three-month period ending June 30, 2006. This represents a positive change of $75,434. The decrease in net assets per share for the three-month period in 2007 was $0.00 compared to $0.01 in the same period in 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006.

During the six-month period ending June 30, 2007, the Company had investment income of $100,001 compared to $15,004 for the same period in 2006. In 2007, this included consulting services to Fluid Audio Networks for which the Company is to receive $15,000 in cash and received $85,000 in stock. In 2006, this included a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

During the six-month period ending June 30, 2007, the Company realized $0 in gains from sale of investments compared to $6,125 in realized gains on the sale of shares in Heartland, Inc. in the same period in 2006.

During the six-month period ending June 30, 2007, the Company had an increase in change in unrealized gains from investments of $65,282 in 2007 compared to a decrease of $(173,811) for the same period in 2006.

The Company incurred expenses for professional fees in the amount of $21,346 during the six-month period ending June 30, 2007 compared to $28,734 during the six-month period ending June 30, 2006. This is a decrease of $7,388.

The Company incurred insurance costs of $25,353 for the six-month period ending June 30, 2007 compared to $26,430 for the same period in 2006. The majority of the insurance costs are for Directors and Officers insurance.

Management fees and salaries during the six-month period ending June 30, 2007 totaled $25,004 compared to $28,208 for the same six-month period ending June 30, 2006.

Other general and administrative expenses for the six-month period ending June 30, 2007 totaled $19,977 compared to $13,870 for the same six-month period ending June 30, 2006. This represents a decrease of $6,107.

The Company had a net increase in net assets from operations of $69,671 for the six-month period ending June 30, 2007 as compared to a net decrease in net assets from operations of $(347,921) for the six-month period ending June 30, 2006. This represents a positive change of $278,250. The change in net assets per share for the six-month period in 2007 was $0.01 compared to $(0.04) for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $5,249 at June 30, 2007 and a receivable of $15,000 from a Fluid Media Networks. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $380,971. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company did not change during the three month period ended June 30, 2007.

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

OTHER AND SUBSEQUENT EVENTS

In January of 2007 the Company began discussions with Prolink North America, Inc. to sell them 3,210,000 of the shares of Midland International Corp. This would be accomplished in four equal installments of 802,500 shares at an agreed price of $0.025 per share. The Company's cost basis in these shares is $0.01 per share. In February of 2007 the Company received an initial deposit of $11,900 towards the first of these installments. In the second quarter the Company received $48,120 as additional payments toward this purchase. The purchase was completed in July of 2007.

Also during the quarter just ended, the Company received $3,200 in deposits towards the purchase of shares under the Regulation E offering.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2007 the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Subsequent to the evaluation date, the Company became aware that additional disclosures related to '40 Act reporting are required and has revised its disclosure controls and procedures accordingly. The filing of amended financial statements and disclosures complying with the '40 Act has been completed. To address any significant deficiencies and material weaknesses in its '40 Act reporting, and to take all required corrective actions, the Company engaged experienced accounting professionals as consultants on '40 Act accounting disclosure and for assistance in implementing revised financial statements complying with the '40 Act and ongoing '40 Act compliance. As a result, all corrective actions were taken.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as defendant in a lawsuit filed March 28, 2007. The lawsuit was filed by Bernard Pracko, II as holder of a note from the Company. The suit is for $11,801.38 which includes accrued interest and asks for continuing accrual of interest and legal fees. The note was paid off in July 2007 and all legal action has ceased.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares of stock or other securities were issued during the quarter ended June 30, 2007.

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

Dated: August 20, 2007        INFINITY CAPITAL GROUP, INC.

                              By: /s/Gregory H. Laborde
                              ________________________________________________
                              Gregory H. Laborde, Chief Executive Officer,
                              President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2007        INFINITY CAPITAL GROUP, INC.

                              By:/s/Theodore A. Greenberg
                              __________________________________________________
                              Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer and Secretary