Form 10QSB
period 2007-09-30
INFINITY CAPITAL GROUP, INC.
filed 2007-11-19
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

___X______    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

_________     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              FOR THE TRANSITION PERIOD FROM _______ TO ___________


                        COMMISSION FILE NUMBER: 000-30999
                                   -----------

                          INFINITY CAPITAL GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                     16-1675285
----------------------------                 ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                 Issuer's telephone number, including area code


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

         As of September 30, 2007 the number of shares outstanding of the registrant's only class of common stock was 6,045,774.

         Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No    X
                                        --------------          -----------


                                TABLE OF CONTENTS


PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.................................................................................     2

         Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)..................     3

         Statements of Operations (unaudited) for the Three and Nine Months ended
         September 30, 2007  and 2006.........................................................................     4

         Statements of Cash Flows (unaudited) for the Nine Months ended
         September 30, 2007 and 2006..........................................................................     5

         Schedule of Investments as of September 30, 2007.....................................................     6

         Statements of Changes in Net Assets..................................................................     7

         Notes to Financial Statements (unaudited)............................................................     8

Item 2.  Management's Discussion and Analysis or Plan of Operations...........................................     13

Item 3.  Controls and Procedures..............................................................................     16

Item 3(A)T....................................................................................................     16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     17

Item 3.  Defaults upon Senior Securities......................................................................     17

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     17

Item 5.  Other Information....................................................................................     17

Item 6.  Exhibits ............................................................................................     17

Signatures....................................................................................................     18

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

                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS

                                                                                            September           December
                                                                                            30, 2007            31, 2006
                                                                                          --------------     ---------------
                                                                                            Unaudited

Assets
         Investments in noncontrolled affiliates (Cost - $127,100 and $42,100)            $     129,711      $       78,938
         Controlled Investments (Cost - $136,326)                                               151,484             131,250
         Promissory Note                                                                         50,000
         Cash                                                                                       800              13,168
         Deferred offering costs                                                                 36,664              29,425
         Other assets                                                                             3,073
                                                                                          --------------     ---------------

                 Total assets                                                             $     371,732      $      252,781
                                                                                          ==============     ===============

Liabilities

         Accounts payable                                                                 $     189,503      $      154,069
         Accrued interest payable                                                                24,152      $       24,138
         Notes payable                                                                          158,020      $      147,501
         Deposits payable                                                                        80,072                   -
                                                                                          --------------     ---------------

                 Total liabilities                                                              451,747             325,708
                                                                                          --------------     ---------------

Net Assets                                                                                $     (80,015)     $      (72,927)
                                                                                          ==============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                 10,000,000 shares authorized,
                 none issued or outstanding.
         Common Stock. $0.001 par value,
                 100,000,000 shares authorized
                 6,045,774 and 5,883,687 issued and outstanding                           $       6,046      $        5,884
                 respectively

         Additional paid-in capital                                                             435,017             389,311
         Accumulated income (deficit)
                 Accumulated net operating (deficit)                                           (713,496)           (674,533)
                 Net realized gain on investments, net of tax                                   174,650             174,650
                 Net unrealized increase of investments (no tax accrued)                         17,768              31,761
                                                                                          --------------     ---------------

Net Assets                                                                                $     (80,015)     $      (72,927)
                                                                                          ==============     ===============

Net Asset Value Per Share                                                                 $       (0.01)     $        (0.01)
                                                                                          ==============     ===============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                        2007              2006                 2007              2006
                                                    --------------    --------------       --------------    --------------
Investment Income
        Investment fees                             $           -     $           -        $           -     $      15,000
        Interest Income                                        10                 2                   11                 6
        Consulting fees                                         -                 -              100,000                 -
                                                    --------------    --------------       --------------    --------------

Total Investment Income                                        10                 2              100,011            15,006
                                                    --------------    --------------       --------------    --------------

Expenses
        Salaries and wages                                      -                 -                    -             1,250
        Director Fees                                                         1,250                                  8,333
        Management fees                                     6,780            12,104               31,784            40,312
        Professional fees                                  11,052             4,621               32,198            33,355
        Insurance                                          10,930            12,465               36,284            38,896
        General and administrative                         10,255             5,508               30,432            19,378
        Interest                                            4,345             2,692                8,277             5,912
                                                    --------------    --------------       --------------    --------------

Total Expenses                                             43,362            38,640              138,975           147,436
                                                    --------------    --------------       --------------    --------------

Net Investment Income (Loss) before taxes                 (43,352)          (38,638)             (38,964)         (132,430)
                                                    --------------    --------------       --------------    --------------

Provision for income tax                                        -                 -                    -                 -
                                                    --------------    --------------       --------------    --------------

Net investment income (loss)                              (43,352)          (38,638)             (38,964)         (132,430)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                               -             9,651                    -            28,309
     Net change in unrealized increase (decrease),
       net of tax                                         (79,276)          (52,586)             (13,993)         (226,397)
                                                    --------------    --------------       --------------    --------------

Net realized and unrealized gains (losses)                (79,276)          (42,935)             (13,993)         (198,088)
                                                    --------------    --------------       --------------    --------------

Net increase (decrease) in net assets
     from operations                                $    (122,628)    $     (81,573)       $     (52,957)    $    (330,518)
                                                    ==============    ==============       ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                             $       (0.02)    $       (0.01)       $       (0.01)    $       (0.06)
  Diluted                                           $       (0.02)    $       (0.01)       $       (0.01)    $       (0.06)
                                                    ==============    ==============       ==============    ==============

Weighted average number of shares outstanding
  Basic                                                 6,045,774         5,754,100            6,028,198         5,744,231
  Diluted                                               6,045,774         5,754,100            6,028,198         5,744,231
                                                    ==============    ==============       ==============    ==============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                         September 30,       September 30,
                                                                                            2007                 2006
                                                                                       ---------------      ----------------
                                                                                         Unaudited             Unaudited

Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                             $      (52,957)      $      (330,518)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments                            13,993               226,397
        Proceeds from disposition of investment securities                                          -                41,793
        Net realized gain on investments                                                            -               (28,309)
        Investment securities received for services                                           (85,000)
        Promissory note                                                                       (50,000)
        Depreciation and amortization                                                              97
        Due from related parties                                                                    -                 6,484
        Deferred offering costs                                                                (7,239)               (8,310)
        Other assets                                                                           (3,169)
        Accounts payable                                                                       35,434                49,636
        Accrued interest payable                                                                   14
        Deposits payable                                                                       80,072                     -
                                                                                       ---------------      ----------------

                  Net cash provided by (used for)
                  operating activities                                                        (68,755)              (42,827)
                                                                                       ---------------      ----------------

Cash Flows from Investing Activities                                                                -                     -
                                                                                       ---------------      ----------------
Cash Flows from Financing Activities
        Proceeds from (payments on) notes payable                                              10,519                32,621
        Sale of common stock                                                                   45,868                 6,000
                                                                                       ---------------      ----------------

                  Net cash provided by (used for)
                  financing activities                                                         56,387                38,621
                                                                                       ---------------      ----------------

Increase (Decrease) in Cash                                                                   (12,368)               (4,206)
                                                                                       ---------------      ----------------
Cash and Cash Equivalents - Beginning of Period                                                13,168                 4,728
Cash and Cash Equivalents - end of Period                                              $          800       $           522
                                                                                       ===============      ================


     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               September 30, 2007

                   Original
                    Date of                                                                   Original            Fair
    Shares        Acquisition                                                                   Cost              Value
----------------  ------------                                                           ----------------- ------------------
                               Common stock in controlled affiliates - (1)

     2,500,000        Nov-04   Satellite Organizing Solutions, Inc.,
                               publicly traded over the counter,
                               communications & business systems
                               design and consulting                                    $        136,326  $         151,484
                                                                                        ----------------- ------------------

                               Subtotal (1)                                             $        136,326  $         151,484
                                                                                        ----------------- ------------------


                               Common stock in non-controlled affiliates - (1)


     4,210,000        Aug-04   Lumonall/Midland International, publicly
                               traded over the counter                                  $         42,100  $         121,211

        21,250        Apr-07   Fluid Media Networks, Inc. public reporting,
                               nontrading                                               $         85,000  $           8,500
                                                                                        ----------------- ------------------

                               Subtotal (1)                                             $        127,100  $         129,711
                                                                                        ----------------- ------------------

                               Promissory Notes - (1)

                      Sep-07   Resource Environmental Group Services
                               Due 11/30/07, 10% Per Annum                              $         50,000  $          50,000
                                                                                        ----------------- ------------------

                               Subtotal - (1)                                           $         50,000  $          50,000
                                                                                        ----------------- ------------------


                               TOTAL INVESTMENTS (1)                                    $        313,426  $         331,195
                                                                                        ================= ==================


  (1) Since Net Assets are negative at 09/30/07, percentage of net assets would be misleading and are not presented.

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                       NINE-MONTHS
                                                                                          ENDED               YEAR ENDED
                                                                                      SEPTEMBER 30,            DEC. 31,
                                                                                          2007                   2006
                                                                                   --------------------     ----------------
                                                                                        Unaudited

Changes in net assets from operations:
     Net investment income (loss)                                                  $           (38,964)     $      (179,189)
     Net realized gain (loss) on investments, net of tax                                                             28,309
     Net change in unrealized increase (decrease), net of tax                                  (13,993)            (197,041)
                                                                                   --------------------     ----------------

           Net increase (decrease) in net assets from operations                               (52,957)            (347,921)
                                                                                   --------------------     ----------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                                     9,596               56,000
      Issuance of common stock for debt                                                         36,273                3,500
                                                                                   --------------------     ----------------

           Net increase (decrease) in net assets from stock transactions                        45,869               59,500
                                                                                   --------------------     ----------------

Net increase (decrease) in net assets                                                          ( 7,088)            (288,421)
Net assets at beginning of year                                                                (72,927)             215,494
                                                                                   --------------------     ----------------

Net assets at end of period                                                        $           (80,015)     $       (72,927)
                                                                                   ====================     ================

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1040 Act").

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for all periods presented have been made.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2006 Annual Report filed dated December 31, 2006. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - INVESTMENTS

As of September 30, 2007, the Company has made four investments in target companies that total approximately $261,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                           DATE              INVESTMENT        COST
-----------------------------------------------------------------------------------------
Satellite Organizing Solutions, Inc.        November 2004     Common stock      121,336
Heartland Inc.                              September 2004    Common stock       12,500
Fluid Media Networks                        May 2007          Common stock       85,000
Lumonall, Inc.*                             August 2004       Common stock       42,100
                                                                               ----------
                                                              Total             260,936

* On July 18, 2005 Azonic Corporation changed its name to Midland International Corporation. On August 16, 2007 Midland International Corporation changed its name to Lumonall, Inc.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2007 and December 31, 2006 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2007 and 2006 incurred expenses of approximately $31,784 and $40,312, respectively to a company affiliated through an Officer & Director for management fees.

NOTE 4 - NOTES PAYABLE

During the nine months ended September 30, 2007, the Company incurred notes payable of $74,020. The Company repaid $33,501 in notes payable and issued 140,749 shares of common stock to retire $30,000 in notes payable and $6,273 in accrued interest. As of September 30, 2007, $107,500 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Satellite Organizing Solutions, Inc. For the nine month period ended September 30, 2007 the Company incurred interest expense on notes payable of $8,277.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2007, 150,000 of the Company's warrants were exercised and 4,337 additional shares were purchased for a total of $3,395 in cash and cancellation of notes payable in the amount of $30,000 and accrued interest of $6,273. 7,750 shares were issued for $6,250 in cash.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by September 30, 2007.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine month period ended September 30, 2007 and the year ended December 31, 2006.

                                                                 NINE-MONTHS
                                                                    ENDED                 YEAR ENDED
                                                                 SEPTEMBER 30,              DEC. 31,
                                                                    2007                     2006
                                                               ----------------          -------------

PER SHARE INFORMATION
Net asset value, beginning of period                           $         (0.01)          $       0.04
                                                               ----------------          -------------

   Net investment income (loss) (1)                                      (0.01)                 (0.03)
   Net realized and unrealized gain (loss) (1)                           (0.00)                 (0.03)
                                                               ----------------          -------------

Net increase (decrease) in net assets
   resulting from operations (1)                                         (0.01)                 (0.06)
Issuance of common stock, warrants
   and other new equity (1)                                               0.01                   0.01
                                                               ----------------          -------------

Net asset (deficit) value, end of period                       $         (0.01)          $      (0.01)
                                                               ================          =============

Per share market value, end of period (2)                                  N/A                    N/A

Total Return Based Upon Net Asset Value (3)                                N/A                  -150%

RATIOS AND SUPPLEMENTAL DATA
Net assets (deficit), end of period                                    (80,015)               (72,927)
Common shares outstanding at end of period                           6,045,774              5,883,687
Diluted weighted average number of
   shares outstanding during the period                              6,080,786              5,752,888
Ratio of expenses to average net assets (4)(5)                             N/A                   930%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)(5)                            N/A                 -1627%
Average Debt Outstanding                                               135,131                147,625
Average Debt Per Share (1)                                                0.02                   0.03

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006.

During the three-month periods ending September 30, 2007 and September 30, 2006 the Company had negligible revenues.

During the three-month period ending September 30, 2007, the Company realized $0 in gains from sale of investments compared to $9,651 in realized gains on the sale of shares in Heartland, Inc. in the same period in 2006.

During the three-month period ending September 30, 2007, the Company incurred a decrease in the change in unrealized gains from investments of $(79,276) compared to a decrease in the change in unrealized gains from investments of $(52,586) in the same period in 2006.

The Company incurred expenses for professional fees in the amount of $11,052 during the three-month period ending September 30, 2007 compared to $4,621 during the same three month period ending September 30, 2006.

The Company incurred insurance costs of $10,930 during the three-month period ending September 30, 2007 compared to $12,465 during the three-month period ending September 30, 2006. The majority of insurance costs are for Directors and Officers insurance.

Management fees, salaries and directors fees for the three-month period ending September 30, 2007 totaled $6,780 compared to $13,354 during the three-month period September 30, 2006.

Other general and administrative expenses for the three-month period ending September 30, 2007 totaled $10,255 compared to $5,508 during the same three-month period ending September 30, 2006 representing an increase of $4,747.

The Company had a net decrease in net assets from operations of $(122,628) for the three-month period ending September 30, 2007 as compared to a net decrease in net assets from operations of $(81,573) for the three-month period ending September 30, 2005. This represents a decrease of $41,055. The decrease in net assets per share from operations for the three-month period in 2007 was $0.02 compared to $0.01 for the same period in 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

During the nine-month period ending September 30, 2007 the Company had investment income of $100,011 compared to $15,006 for the same period in 2006. In 2007, this included consulting services to Fluid Audio Networks for which the Company received $15,000 in cash and received $85,000 in stock. In 2006, this included a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc.

During the nine-month period ending September 30, 2007, the Company realized $0 in gains from sale of investments compared to $28,309 in realized gains on the sale of shares in Heartland, Inc. in the same period in 2006.

During the nine-month period ending September 30, 2007 the Company had a decrease in change in unrealized gains from investments of $(13,993) compared to a decrease of $(226,397) for the same period in 2006.

The Company incurred expenses for professional fees in the amount of $32,198 during the nine-month period ending September 30, 2007 compared to $33,355 during the nine-month period ending September 30, 2006

The Company incurred insurance costs of $36,284 during the nine-month period ending September 30, 2007 compared to $38,896 during the nine-month period ending September 30, 2006. The majority of insurance costs are for Directors and Officers insurance.

The Company incurred management fees, salaries and directors fees in the total amount of $31,784 during the nine-month period ending September 30, 2007 compared to a total of $49,895 for the same nine-month period ending September 30, 2006.

Other general and administrative expenses for the nine-month period ending September 30, 2007 totaled $30,432 compared to $19,378 for the same nine-month period ending September 30, 2006. This represents an increase of $11,054.

The Company had a decrease in net assets from operations of $(52,957) for the nine-month period ending September 30, 2007 as compared to decrease in net assets of ($330,518) for the nine-month period ending September 30, 2006. This represents a reduced decrease of $277,561.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $800 at September 30, 2007. The Company owns stock in one small public company which it may sell in increments for capital. The Company has current liabilities of $451,747. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

The notes payable of the Company increased during the quarter from $117,501 to $158,020. This increase is attributable to a new loan of $50,000 from Richard A. Moore, of which $23,500 was repaid during the quarter and a new loan in the amount of $24,020 from Gregory Laborde (an officer and director of the company). The remaining balance of $10,001 from a note payable to Bernard Pracko was fully paid during the quarter.

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

OTHER AND SUBSEQUENT EVENTS

In January of 2007 the Company began discussions with Prolink North America, Inc. to sell them 3,210,000 of its shares in Midland International Corp. (which subsequently changed its name to Lumonall, Inc.). This would be accomplished in four equal installments of 802,500 shares at an agreed price of $0.025 per share. The Company's cost basis in these shares is $0.01 per share. In February of 2007 the Company received an initial deposit of $11,900 towards the first of these installments. In the second quarter the Company received $48,120 as additional payments toward this purchase and in the third quarter received a final payment of $20,052.50. The total of $80,072.50 had been recorded as a liability in the deposits account on the balance sheet pending delivery of the shares. On October 4, 2007 the shares were delivered and the sale was recognized.


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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2007 the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.


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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as defendant in a lawsuit filed March 28, 2007. The lawsuit was filed by Bernard Pracko, II as holder of a note from the Company. The matter was settled on August 7, 2007, and the Company received a settlement and release from Mr. Pracko.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

7,750 shares of stock were issued for $6,200 in cash during the quarter ended September 30, 2007.

The Company issued the shares pursuant to its final Regulation E Offering Circular which was filed with the Securities and Exchange Commission on February 1, 2007. The shares were issued without any restrictive legend.


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

Dated: November 19, 2007                    INFINITY CAPITAL GROUP, INC.



                                            By:/s/Gregory H. Laborde
                                            --------------------------------
                                            Gregory H. Laborde, Chief Executive
                                            Officer, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 19, 2007                    INFINITY CAPITAL GROUP, INC.



                                            By:/s/Theodore A. Greenberg
                                            --------------------------------
                                            Theodore A. Greenberg, Chief
                                            Financial Officer, Chief Investment
                                            Officer and Secretary