Form 10KSB
period 2007-12-31
INFINITY CAPITAL GROUP, INC.
filed 2008-04-15
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2007

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _______________


                          INFINITY CAPITAL GROUP, INC.
                        ------------------------------
                 (Name of small business issuer in its charter)

======================================== ===================================== =====================================
               Maryland                              814-00708                             16-1675285
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

                   Issuer's telephone number: (212) 962-4400


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
       None                                             None

Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, $0.001
                            ------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

         Yes      [_]    No [X]

State issuer's investment income for its most recent fiscal year. $100,015

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2007, 1,542,766 shares of the Company's Common Stock, $0.001 par value per share, were held by non-affiliates. The Company's stock does not trade on any public market at this time.

There were 6,170,774 shares of the Company's common stock issued and outstanding as of December 31, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and Identify the part of the Form 10KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X___


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

                                         TABLE OF CONTENTS

PART I                                                                                           PAGE
Item 1.           Description of Business                                                        3
Item 2.           Description of Properties                                                      35
Item 3.           Legal Proceedings                                                              36
Item 4.           Submission of Matters to a Vote of Security Holders                            36


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities                           36
Item 6.           Management's Discussion and Analysis or Plan of Operations                     36
Item 7.           Financial Statements                                                           39
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       40
Item 8A.          Controls and Procedures                                                        40
Item 8A(T).       Controls and Procedures                                                        40
Item 8B.          Other Information                                                              41

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate
                  Governance; Compliance with Section 16(a) of the Exchange Act                  42
Item 10.          Executive Compensation                                                         46
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                49
Item 12.          Certain Relationships and Related Transactions, and Director Independence      50
Item 13.          Exhibits                                                                       50
Item 14.          Principal Accounting Fees and Services                                         51

SIGNATURES                                                                                       52

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

BUSINESS HISTORY

         The Company was incorporated under the laws of the State of Maryland on July 8, 2003.

         On April 29, 2005, Infinity Capital Group, Inc. ("Infinity") entered into a Plan of Merger with Fayber Group, Inc., a Nevada corporation. Infinity Capital Group, Inc. had acquired all shares outstanding of Fayber Group, Inc. for the purposes of accomplishing a Merger of Infinity Capital Group, Inc. and Fayber Group, Inc. There was no change to the issued and outstanding shares of Infinity Capital Group, Inc., and all shares of Fayber Group, Inc. were retired by virtue of the merger. The Merger was completed on May 2, 2005. Infinity Capital Group, Inc. is the surviving corporation of the merger. The Company acquired 100% of Fayber Group, Inc. in exchange for 100,000 shares of common stock and a $20,000 Promissory Note, specifically for the purposes of entering into a merger with Fayber Group, Inc.

     On May 31, 2005,  Infinity notified the Securities and Exchange  Commission
(SEC) of its election to be regulated as a business development company, pursuant to the provisions of Section 54(a) of the Investment Company Act of 1940 (the "Act").

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

     o The form(s) of the company's stock certificates and the language of all legends or specific terms appearing thereon;
                                            14

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

         OTHER INVESTMENT POLICIES. We may sell securities short or acquire significant amounts of equity securities within a single issuer so as to control such issuer. We will not purchase securities on margin (except to the extent our permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts. We will not underwrite the securities of other companies, except to the extent we may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of our business.
                                       17

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

         The 1940 Act prohibits or restricts BDCs from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the types of assets that BDCs may acquire to certain prescribed Qualifying Assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consist of Qualifying Assets. Qualifying Assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered Qualifying Assets. Such restrictions include limiting purchases to transactions
                                       18
not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

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

TAX INFORMATION

         The following is a general summary of certain of the United States federal income tax laws relating to Infinity and investors in its common stock. This discussion is based on the Internal Revenue Code, regulations, published rulings and procedures and court decisions as of the date hereof. The tax law, as well as the implementation thereof, is subject to change, and any such change might interfere with Infinity's ability to qualify as a "regulated investment company" under the Internal Revenue Code (an "RIC") or, if Infinity so qualifies, to maintain such qualification. This discussion does not purport to deal with all of the United States federal income tax consequences applicable to Infinity or to all categories of investors, some of whom may be subject to special rules. In addition, it does not address state, local, foreign or other
                                       19
taxes to which Infinity or its investors may be subject, or any proposed changes in applicable tax laws. This section is addressed primarily to investors who are individuals and residents of the United States and not to trusts, pension or profit-sharing plans or corporations. Investors should consult their tax advisers with respect to an investment in common stock.

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

         TAXATION AS AN RIC. If we (i) qualify as an RIC and (ii) distribute to our stockholders in a timely manner at least 90% of our "investment company taxable income," as defined in the Internal Revenue Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gain) each year, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gain in excess of net short-term capital loss) we distribute (or treats as "deemed distributed") to our stockholders. In order to qualify as an RIC for federal income tax purposes, we must, among other things: (a) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities; (b) diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not representmore than 5% of our assets or more than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other
RICs) of one issuer or of two or more issuers that are controlled (as determined
                                       20
under applicable Internal Revenue Code rules) by us and are engaged in the same or similar or related trades or businesses; and (c) make application with the Internal Revenue Service during the first month of our fiscal year in which we seek to qualify as an RIC.

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

RISK FACTORS

OUR SECURITIES INVOLVE A HIGH DEGREE OF RISK, INCLUDING, BUT NOT NECESSARILY LIMITED TO, THE SEVERAL FACTORS DESCRIBED BELOW. EACH SHAREHOLDER SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF INFINITY.

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

         WE COMMENCED INVESTMENT OPERATIONS IN 2004, AND AS A RESULT HAVE A LIMITED OPERATING HISTORY. We commenced investment operations in 2004. As a result, we have limited financial information. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objective.

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

         REGULATIONS GOVERNING OUR OPERATIONS AS A BUSINESS DEVELOPMENT COMPANY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS. Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

         IF WE ARE UNABLE TO SATISFY INTERNAL REVENUE CODE REQUIREMENTS FOR QUALIFICATION AS A RIC, THEN WE WILL BE SUBJECT TO CORPORATE-LEVEL INCOME TAX, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. After we elect, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. We will not qualify for this pass-through tax treatment if we are unable to comply with the source of income, diversification, or distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us and the net asset value of our common stock .

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

         WE ARE IN VIOLATION OF SECTION 61 OF THE INVESTMENT ACT BY NOT BEING IN COMPLIANCE WITH THE 200% ASSET COVERAGE REQUIREMENT. OUR RATIO AS OF THE END OF THE FOURTH QUARTER IN 2007 WAS 179%.

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

         INVESTMENT IN PRIVATELY-HELD COMPANIES PRESENTS CERTAIN CHALLENGES, INCLUDING THE LACK OF AVAILABLE INFORMATION ABOUT THESE COMPANIES, A DEPENDENCE ON THE TALENTS AND EFFORTS OF ONLY A FEW INDIVIDUAL PORTFOLIO COMPANY MANAGERS AND A GREATER VULNERABILITY TO ECONOMIC DOWNTURNS. Infinity primarily focuses on public companies and we will invest in privately-held companies in the process of becoming public or expecting to become public in the future. Generally, very little public information exists about these companies and we will be required to rely on the ability of the management team to obtain adequate information to evaluate the potential returns from investing in these companies. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect our investment returns.

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

         YOUR INVESTMENT MAY BE DILUTED IF WE BEGIN TO PUBLICLY TRADE OUR SHARES PRIOR TO THE CLOSE OF THE OFFERING.

         We intend to make an application to have the Company's common stock listed for trading on the OCTBBB. Though there is no assurance that we would be able to obtain such listing. Because we may commence trading without having accomplished any of our stated investment objectives and knowing that closed end investment companies typically trade at a discount to net asset value, it is likely that any remaining shares which are unsold at the time of our trading on the OTCBB may be sold for less than what investors have paid prior to the commencement of our trading. Additionally, we may receive much less than our desired investment from the offering in the event that the market price of our shares is below the stated price in the offering circular.

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

PORTFOLIO COMPANIES

         The following table sets forth certain information as of December 31, 2007 regarding each portfolio company in which the Company had an investment. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.

------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
    NAME AND ADDRESS OF      NATURE OF ITS           TITLE OF          PERCENTAGE OF      COST OF INVESTMENT       FAIR VALUE AT
     PORTFOLIO COMPANY     PRINCIPAL BUSINESS   SECURITIES HELD BY       CLASS HELD                                  12/31/07
                                                        US
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Lumonall, Inc.            Photoluminescent      Common               0.84%               $  9,064              $41,535
(OTC:BB:LUNL)             Products
3565 King Road, Unit 102
King City, ONT L7B 1M3
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Satellite Organizing      Virtual Assistance    Common               71.3%               $136,326              $200,809
Solutions, Inc. (Pink
Sheets: SOZG)
80 Broad Street,
5th Floor, NY, NY 10004
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Fluid Media               Internet Music
Networks, Inc.            Distribution          Common               > .01%              $85,000               $53,125
(Privately Held)
300 Corporate Pointe,
Suite 550
Culver City, CA 90230
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------
Resource Environmental    Industrial Services   Promissory Note      0%                  $50,000               $50,000
Group Services, LLC
(Privately Held)
7801 Brighton Rd
Commerce City, CO 80022
------------------------- --------------------- -------------------- ------------------- --------------------- -------------------

                        DETERMINATION OF NET ASSET VALUE

         We determine the net asset value per share of our common stock quarterly. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

         At December 31, 2007, the Company had a net asset value of $104,754 which is $0.02 per share. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors. In making its determination, our board of directors considers valuation appraisals provided by an independent valuation service provider. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

                                    DILUTION

         DILUTION. The present shareholders of the Company have acquired an interest in the Company at a total cost substantially less than the total cost the public investors will pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of December 31, 2007 the Company had a total of 6,170,774 shares of common stock outstanding which equals to a net asset value of $104,754 or $0.02 per share of common stock. Subsequent to December 31, 2007, the Company has issued 100,000 shares of common stock pursuant to a settlement agreement(see 8K filed 2/4/08).



                       CAPITAL STOCK AND OTHER SECURITIES

         CAPITALIZATION. The following table shows the number of shares outstanding as of December 31, 2007.
------------------------------------------ -------------------------------------
Common Stock   (1)                                                    6,170,774
------------------------------------------ -------------------------------------
Class "A" Warrants Outstanding   (1)                                     40,500
------------------------------------------ -------------------------------------

(1) 150,000 Class A Warrants were exercised in January 2007 leaving a remaining balance of 40,500 Class A warrants outstanding.

         GENERAL. Infinity is authorized to issue two classes of capital stock, 100,000,000 Common Shares, par value $0.001 per share and 10,000,000 shares of Preferred Stock at $0.001 par value for which the Board may designate series or classes with rights and privileges. No series or class of Preferred Stock has been designated.

COMMON STOCK

         Infinity's  directors  are  elected  by  the  vote  of the  holders  of
Infinity's outstanding common stock. Holders of common stock do not have preemptive or preferential rights to acquire any shares of the capital stock of Infinity, and any or all of such shares, wherever authorized, may be issued, or may be reissued and transferred if such shares have been re-acquired and have treasury status, to any person, firm, corporation, trust, partnership, association or other entity for consideration and on such terms as the Board determines in its discretion without first offering the shares to any shareholder of record. All of the shares of Infinity's authorized capital stock, when issued for such consideration in excess of par value as the Board may determine, shall be fully paid for and nonassessable.
                                       34

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

WARRANTS

         CLASS "A" WARRANTS FOR COMMON STOCK -  $0.25

         Each common stock purchase warrant entitles the holder to purchase one share of common stock at $.25 per share until November 15, 2008. 40,500 Class A warrants were outstanding at December 31, 2007. 150,000 Class A Warrants were exercised in January 2007.


ITEM 2 - DESCRIPTION OF PROPERTIES

FACILITIES

         The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a lease effective December, 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in 2007 and 2006 was approximately $3,783 and $2,405, respectively.

REAL PROPERTY

         None.

MINERAL PROPERTIES

         None.

ITEM 3 - LEGAL PROCEEDINGS

         As of  December  31,  2007,  the  Company  is not a party to any  legal
proceedings,   nor  does  management  believe  that  any  such  proceedings  are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Currently there is no public trading market for our stock, and we have not applied to have the common stock listed. We intend to apply to have the common stock quoted on the OTC Bulletin Board during the 2008 year. Because the stock does not trade on any public market, no trading symbol has been assigned.

          As of December 31, 2007, there were 33 shareholders of record of the Registrant's common stock.


DIVIDENDS

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 15 AND ELSEWHERE IN THIS REPORT.

MANAGEMENT'S DISCUSSION OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

         The Company recognized $100,015 in investment income during the year ended December 31, 2007 compared to $19,522 during the year ended December 31, 2006. During the year ended December 31, 2007, consulting fees were received from Fluid Media Networks. The fees consisted of $15,000 in cash and $85,000 in stock. During the year ended December 31, 2006, investment fees were from a $15,000 nonrefundable deposit realized by the Company when the potential sale of shares in Satellite Organizing Solutions, Inc. to DejaView, Inc. was terminated by DejaView, Inc. Other income of $4,516 during the year ended December 31, 2006 was the result of the forgiveness of notes payable of $4,516.

         Total expenses during the year ended December 31, 2007 were $155,317 compared to $198,711 during the year ended December 31, 2006. The decrease of $43,394 was a result of a decrease $16,843 in management fees, a decrease of $19,770 in professional fees and a decrease of $17,409 in insurance expenses, offset by an increase of $15,572 in general and administrative expenses and an increase of $4,064 in interest expense.

         During the year ended December 31, 2007, the Company had a net investment loss of $21,327 compared to a net investment loss of $179,189 in the year ended December 31, 2006. The decrease of $157,862 is a result of the $80,493 increase in investment income and the $43,394 decrease in total expenses, described above, (an income tax benefit) by recognition of $33,975 income tax provision.

         During the year ended December 31, 2007, the Company had net realized and unrealized gains of $53,140 (net of income taxes of $33,975) compared to net realized and unrealized losses of $168,732 during the year ended December 31, 2006. In 2007, the gains were from the sale of Midland International Corp. stock (name change to Lumonall, Inc. in 2007) and the increase in value of the Company's investments in Satellite Organizing Solutions, Inc. In 2006, the loss was primarily due to the change in market value of the Company's investment in Midland International Corp.

         During the year ended December 31, 2007, the Company had a net increase in net assets of $31,813 compared to a net decrease in net assets of $347,921 during the year ended December 31, 2006. The increase in net assets was a result of the increase in investment income and the increase in net realized and unrealized gains combined with the decrease in total expenses, as discussed above.

         Net assets per share from operations increased $0.01 per share during the year ended December 31, 2007 and decreased $0.06 per share during the year ended December 31,2006. While the Company had a small operating profit during the year ended December 31, 2007, this was partially due to a one-time fee and the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash balance at December 31, 2007 of $67,609 compared to $13,168 at December 31, 2006. The current liabilities exceed current assets by $234,370. The Company had $94,660 in non-controlled affiliate investments and $200,809 in controlled investments at December 31, 2007. The Company expects to raise capital in connection with a Regulation E offering and anticipates that the funds available from the offering would provide required working capital for the next twelve months.

         The notes payable of the Company decreased from $147,501 as of December 31, 2006 to $132,020 as of December 31, 2007. This net decrease was attributable to the following: i) In the first quarter of 2007, two lenders utilized the balance due on their notes to exercise warrants to buy common stock in the Company in the amount of $30,000. (ii) The Company sold $74,020 of promissory notes in the third quarter of which $23,500 was paid off in the third quarter and $26,500 was paid off in the fourth quarter. Also in the third quarter, a separate note with a balance due of $10,001 was paid off (iii) The Company sold $500 of promissory notes in the fourth quarter.

         During the year ended December 31, 2007, the Company used $68,708 in operating activities. During the year ended December 31, 2006, the Company used $69,760 in operating activities. During the year ended December 31, 2007, the Company had an increase in other assets of $7,186, an increase in accounts payable of $39,863 and an increase in accrued interest payable of $1,889.

         During  the year  ended
December 31, 2007, the Company received funds of $123,148 from financing activities. The Company received funds of $74,520 from notes payable and made payments of $90,001 on notes payables. The Company received funds of $145,868 from the sale of common stock. During the year ended December 31, 2006, the Company received funds of $78,200 from its financing activities.

NEED FOR ADDITIONAL FINANCING

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. We are conducting a Regulation E Offering of up to 6,062,500 Shares at $0.80 per share. There can be no assurance we will raise funds as a result of the Regulation E Offering.

         The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months and it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

         The Company has a deficit in working capital and assets, which may be illiquid. Management plans to fund operations of the Company through interest bearing advances from existing shareholders and the sale of its securities including in its Regulation E offering, until such time as a business combination or other profitable investment may be achieved.

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

         "The Company has accumulated significant recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                          INFINITY CAPITAL GROUP, INC.

                              FINANCIAL STATEMENTS


                            December 31, 2007 & 2006

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS



                                                                         PAGE
                                                                        ------
REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM

       Larry O'Donnell, P.C.                                              F-3
       Ronald R. Chadwick, P.C.                                           F-4

FINANCIAL STATEMENTS

                  Balance sheets                                          F-5
                  Statements of operations                                F-6
                  Statements of changes in net assets                     F-7
                  Statements of cash flows                                F-8
                  Schedule of investments                               F-9-F-10
                  Notes to financial statements                        F-11-F-22

                           Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                 2228 South Fraser Street
E-mail larryodonnellcpa@msn.com                                           Unit 1
www.larryodonnellcpa.com                               Aurora, Colorado    80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2007 and 2006 and the results of its operations, changes in net assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Larry O'Donnell, CPA, P.C.
-----------------------------
LARRY O'DONNELL, CPA, P.C.
April 13, 2008

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

Aurora, Colorado                                   /s/Ronald R. Chadwick, P.C.
                                                   ----------------------------
April 14, 2008                                     RONALD R. CHADWICK, P.C.

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                            December            December
                                                                                            31, 2007            31, 2006
                                                                                          --------------     ---------------
Assets
         Investments in noncontrolled affiliates (Cost - $94,064 and $42,100)             $      94,660      $       78,938
         Controlled Investments (Cost - $136,326)                                               200,809             131,250
         Promissory Note                                                                         50,000
         Cash                                                                                    67,609              13,168
         Deferred offering costs                                                                 36,664              29,425
         Other assets                                                                             6,991
                                                                                          --------------     ---------------

                 Total assets                                                             $     456,733      $      252,781
                                                                                          ==============     ===============

Liabilities

         Accounts payable                                                                 $     193,932      $      154,069
         Accrued interest payable                                                                26,027      $       24,138
         Notes payable                                                                          132,020      $      147,501
                                                                                          --------------     ---------------

                 Total liabilities                                                              351,979             325,708
                                                                                          --------------     ---------------

Net Assets                                                                                 $    104,754      $      (72,927)
                                                                                          ==============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                 10,000,000 shares authorized,
                 none issuedor outstanding.
         Common Stock. $0.001 par value,
                 100,000,000 shares authorized
                 6,170,774 and 5,883,687 issued and outstanding                           $       6,171      $        5,884
                 respectively

         Additional paid-in capital                                                             534,892             389,311
         Accumulated income (deficit)
                 Accumulated net operating (deficit)                                           (695,859)           (674,533)
                 Net realized gain on investments, net of tax                                   207,466             174,650
                 Net unrealized increase of investments, net of tax                              52,084              31,761
                                                                                          --------------     ---------------

Net Assets                                                                                $     104,754      $      (72,927)
                                                                                          ==============     ===============

Net Asset Value Per Share                                                                 $        0.02      $        (0.01)
                                                                                          ==============     ===============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                               2007              2006
                                                                                           --------------    --------------
Investment Income
        Investment fees                                                                    $           -     $      15,000
        Interest Income                                                                               15                 6
        Consulting fees                                                                          100,000
        Other                                                                                          -             4,516
                                                                                           --------------    --------------

Total Investment Income                                                                          100,015            19,522
                                                                                           --------------    --------------

Expenses
        Salaries and wages                                                                             -             1,250
        Director Fees                                                                                  -             8,118
        Management fees                                                                           38,177            55,020
        Professional fees                                                                         28,638            48,408
        Insurance                                                                                 36,284            53,333
        General and administrative                                                                40,926            25,354
        Interest                                                                                  11,292             7,228
                                                                                           --------------    --------------

Total Expenses                                                                                   155,317           198,711
                                                                                           --------------    --------------

Net Investment Income (Loss) before taxes                                                        (55,302)         (179,189)
                                                                                           --------------    --------------

Provision for income tax                                                                         (33,975)                -
                                                                                           --------------    --------------

Net investment income (loss)                                                                     (21,327)         (179,189)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                                 32,816            28,309
     Net change in unrealized increase (decrease),
       net of tax                                                                                 20,324          (197,041)
                                                                                           --------------    --------------

Net realized and unrealized gains (losses)                                                        53,140          (168,732)
                                                                                           --------------    --------------

Net increase (decrease) in net assets
     from operations                                                                       $      31,813     $    (347,921)
                                                                                           ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                    $        0.01     $       (0.06)
  Diluted                                                                                  $        0.01     $       (0.06)
                                                                                           ==============    ==============

Weighted average number of shares outstanding
  Basic                                                                                        6,054,204         5,752,888
  Diluted                                                                                      6,103,745         5,752,888
                                                                                           ==============    ==============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                       Statements of Changes in Net Assets



                                                                                    YEAR ENDED              YEAR ENDED
                                                                                   DECEMBER 31,            DECEMBER 31,
                                                                                       2007                    2006
                                                                                 ------------------     -------------------
Changes in net assets from operations:
     Net investment income (loss)                                                $         (21,327)     $         (179,189)
     Net realized gain (loss) on investments, net of tax                                    32,816                  28,309
     Net change in unrealized increase (decrease), net of tax                               20,324                (197,041)
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from operations                            31,813                (347,921)
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                               109,596                  56,000
      Issuance of common stock for debt                                                     36,272                   3,500
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from stock transactions                   145,868                  59,500
                                                                                 ------------------     -------------------

Net increase (decrease) in net assets                                                      177,681                (288,421)
Net assets at beginning of year                                                            (72,927)                215,494
                                                                                 ------------------     -------------------

Net assets at end of period                                                      $         104,754      $          (72,927)
                                                                                 ==================     ===================











     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows

                                                                                                    Year Ended
                                                                                        December 31,         December 31,
                                                                                           2007                  2006
                                                                                       --------------       ---------------
Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                             $      31,813        $     (347,921)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments, pre-tax                 (33,317)              197,041
        Proceeds from disposition of investment securities                                    86,833                41,793
        Net realized gain on investments, pre-tax                                            (53,797)              (28,309)
        Investment securities received for services                                          (85,000)
        Promissory note                                                                      (50,000)
        Depreciation and amortization                                                            195
        Forgiveness of Debt                                                                                         (4,516)
        Interest expense on forgiven debt                                                                               16
        Due from related parties                                                                   -                 6,484
        Other assets                                                                          (7,186)
        Accounts payable                                                                      39,863                58,741
        Accrued interest payable                                                               1,889                 6,911
        Deposits payable                                                                           -                     -
                                                                                       --------------       ---------------

                  Net cash used for
                  operating activities                                                       (68,707)              (69,760)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                           74,520                33,621
        Payments on notes payable                                                            (90,001)              (10,621)
        Deferred Offering Costs                                                               (7,239)                 (800)
        Sale of common stock                                                                 145,868                56,000
                                                                                       --------------       ---------------

                  Net cash provided by
                  financing activities                                                       123,148                78,200
                                                                                       --------------       ---------------

Increase in Cash                                                                        $     54,441         $       8,440
                                                                                       --------------       ---------------
Cash and Cash Equivalents - Beginning of Period                                               13,168                 4,728
Cash and Cash Equivalents - End of Period                                               $     67,609         $      13,168
                                                                                       ==============       ===============


     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2007

               Original
               Date of                                                           Original           Fair        Percent of
   Shares    Acquisition                                                           Cost            Value        Net Assets
--------------------------                                                    ---------------- ---------------  ------------
                            Common stock in controlled affiliates


   2,500,000       Nov-04   Satellite Organizing Solutions, Inc.,
                            publicly traded over the counter,                                               -
                            communications & business systems
                            design and consulting                             $       136,326  $      200,809         192%
                                                                              ---------------- ---------------  ------------

                            Subtotal                                          $       136,326  $      200,809         192%
                                                                              ---------------- ---------------  ------------


                            Common stock in non-controlled affiliates


     906,385       Aug-04   Lumonall, Inc. publicly traded over the counter,
                            global supplier of photoluminescent products (1)  $         9,064  $       41,535          40%

      21,250       Apr-07   Fluid Media Networks, Inc. privately held,        $        85,000  $       53,125          51%
                                                                              ---------------- ---------------  ------------

                            Subtotal                                          $        94,064  $       94,660          90%
                                                                              ---------------- ---------------  ------------


                            Total Equity Securities                           $       230,390  $      295,469         282%
                                                                              ---------------- ---------------  ------------

                            Promissory Notes

                   Sep-07   Resource Environmental Group Services, LLC
                            Due 11/30/07, 10% Per Annum                       $        50,000  $       50,000          48%
                                                                              ---------------- ---------------  ------------

                            Subtotal                                          $        50,000  $       50,000          48%
                                                                              ---------------- ---------------  ------------


                            TOTAL INVESTMENTS                                 $       280,390  $      345,469         330%
                                                                              ================ ===============  ============


(1) Formerly Midland International Corporation

 NOTES TO SCHEDULE OF INVESTMENTS

        The  common  stock   investments   are  non-income   producing.   Equity
        investments that have not paid dividends within the last twelve months are considering non-income producing.

        The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation provider. See
        Note 1 to the Financial Statements.

        As of December 31, 2007, all of the equity securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

        The Company owns more than 25% of the outstanding common stock of Satellite Organizing Solutions, Inc.


     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2006

                   ORIGINAL
                    DATE OF                                                                  ORIGINAL                FAIR
    Shares        Acquisition                                                                  COST                 VALUE
----------------  --------------                                                        -------------------   -------------------
                                   COMMON STOCK IN CONTROLLED AFFILIATES -  (1)

      2,500,000          Nov-04    Satellite Organizing Solutions, Inc.,
                                   publicly traded over the counter,
                                   communications & business systems design
                                   and consulting                                       $          136,326    $          131,250
                                                                                        -------------------   -------------------

                                   Subtotal (1)                                                    136,326               131,250
                                                                                        -------------------   -------------------

                                   COMMON STOCK IN NON-CONTROLLED AFFILIATES - (1)


      4,210,000          Aug-04    Midland International Corporation, publicly
                                   traded over the counter, telecommunications                      42,100                78,938
                                                                                        -------------------   -------------------

                                   Subtotal (1)                                                     42,100                78,938
                                                                                        -------------------   -------------------

                                   TOTAL INVESTMENTS (1)                                $          178,426    $          210,188
                                                                                        ===================   ===================


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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business
Development   Company   ("BDC")  under  the  Investment   Company  Act  of  1940
("1940Act").

On April 29, 2005, the Company entered into a Plan of Merger with Fayber Group, Inc. ("Fayber"). The Company acquired all of the outstanding shares of Fayber for the purposes of accomplishing the Merger of the Company and Fayber. Allshares of Fayber were retired by virtue of the merger. The Merger was completed on May 2, 2005 with the Company as the surviving corporation. The Company acquired 100% of Fayber in exchange for 100,000 shares of common stock and a $20,000 Promissory Note.

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

ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the years ended December 31, 2007 and 2006.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" in accounting for employee stock-based compensation. No stock-based compensation was issued to employees for the years ended December 31, 2007 and 2006

INVESTMENTS

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

With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors has adopted a multi-step valuation process for each quarter as described below:

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

Without a readily available market value, the values of the Company's investments may differ significantly from the values that would be used if there existed a ready market for such investments. All investments owned at December 31, 2007 and 2006 (330% and undefined% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In September 2006, FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the de-recognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We believe that FIN 48 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51, OR SFAS NO. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or afterDecember 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  RELATED PARTY TRANSACTIONS

The Company, for the years ended December 31, 2007 and 2006, incurred management fees of approximately $38,177 and $55,020, respectively, to a company affiliated through an Officer and a Director.

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2007.

NOTE 3.  LEASE COMMITMENTS

The Company entered into a lease effective December, 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the leases in 2007 and 2006 was approximately $3,783 and $2,405, respectively.

NOTE 4.  INVESTMENTS

Equity securities at December 31, 2007 and 2006 (282% and undefined% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values. A promissory note held at December 31, 2007 (48% of net assets), was valued at fair value as determined by the Board of Directors.

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

In September 2003, the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004, the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004, purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230. Azonic Corporation subsequently changed its name to Midland International Corporation. During the year 2007 Midland International Corporation changed its name to Lumonall, Inc. the Company sold 3,303,615 of its Midland/Lumonall shares recording a gain of $53,797.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

In June 2004 the Company acquired 123,750 common shares of Heartland, Inc., valued at $12,500, when an Officer and Director of the Company contributed the shares as additional capital for no consideration. During the year ended December 31, 2005 the Company sold 25,000 common shares of Heartland, Inc. for a realized gain of $26,753. During the year ended December 31, 2006 the Company sold 98,750 common shares of Heartland, Inc. for a realized gain of $28,309. This terminated the Company's interest in Heartland, Inc.

In November 2004, the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086.

In May 2007, the Company acquired 21,250 shares in Fluid Media Networks ("Fluid") for providing consulting services to Fluid. At the time of issuance the shares were valued at $85,000 and that value was recorded as consulting income.

In September 2007, the Company was issued a promissory note of $50,000 by Resource Environmental Group Services, LLC ("REGS"). Please see Note 10 Subsequent Events which details the January 2008 transaction in which REGS was acquired by Infinity portfolio company Satellite in an all stock transaction.

NOTE 5.  INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2007, the Company had approximately $500,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                    December 31,                  December 31,
                                                        2007                           2006
                                               ----------------------        ----------------------
Deferred tax liability                               $     (25,400)                 $     (12,400)

Deferred tax asset arising from:
         Net operating loss carryforwards                  193,100                        194,000
                                               ----------------------        ----------------------
                                                           167,700                        181,600
Valuation allowance                                       (167,700)                      (181,600)
                                               ----------------------        ----------------------
Net Deferred Taxes                                   $           -                  $           -
                                               ======================        ======================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                    December 31,                  December 31,
                                                      2007                              2006
                                               ----------------------        ----------------------

Tax at federal statutory rate (34%)              $          10,800             $         (118,300)
State income tax (5%)                                        1,600                        (17,400)
Net operating loss benefit - used                                -                              -
Net deferred taxes                                         (13,900)                       134,900
Other book/tax differences                                   1,500                            800
                                               ----------------------        ----------------------
                                                 $              (-)            $               (-)
                                               ======================        ======================


NOTE 6.  NOTES PAYABLE

                                                    December 31,                  December 31,
                                                        2007                          2006
                                               ----------------------        ----------------------
Notes payable, several parties,
unsecured, interest 7% per annum,
all of which are in default but none
have resulted in demand for payment.             $          57,020             $           72,501


Note  payable,  individual,  secured by  portfolio  company  stock,  lender also entitled to 12.5% of shares in portfolio  company upon  acquisition,  or merger, int. 7% per annum.  Note was overdue and parties reached a settlement  agreement
January 17, 2008, in addition to portfolio  company shares,  lender will receive
$125,000 in cash and be issued 100,000 shares
of Infinity to settle principal plus interest.              75,000                         75,000
                                               ----------------------        ----------------------

Total notes payable (all current)                $         132,020             $          147,501
                                               ======================        =======================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2007 and 2006, the fair value of the notes payable approximated the amount recorded in the financial statements.

During the years ended December 31, 2007 and 2006, the Company incurred interest expense on notes payable of $11,292 and $7,228.

NOTE 7.  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

At December 31, 2007 and 2006, the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under SFAS 123R, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                       Class A         Class B        Class C
                                    -----------     -----------    -------------
Balance, December 31, 2003             248,750

Issued                                 508,000                        100,000
Cancelled                            (200,000)
Exercised                             (30,000)
                                    -----------     -----------    -------------
Balance, December 31, 2004             526,750                        100,000

Issued                                                 300,000         85,125
Cancelled                             (76,000)       (300,000)      (185,125)
Exercised                            (260,250)
                                    -----------     -----------    -------------
Balance, December 31, 2005             190,500
                                    -----------     -----------    -------------
Balance, December 31, 2006             190,500

Exercised                              150,000
                                    -----------     -----------    -------------
Balance, December 31, 2007              40,500
                                    -----------


NOTE 8.  GOING CONCERN

The Company has accumulated significant losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and the period July 8, 2003 (inception) through December 31, 2003:


                                                                                                              JULY 8, 2003
                                                                                                               (INCEPTION)
                                                         YEAR ENDED    YEAR ENDED   YEAR ENDED    YEAR ENDED       TO
                                                          DEC. 31,      DEC. 31,     DEC. 31,      DEC. 31,     DEC. 31,
                                                            2007          2006         2005          2004         2003
                                                        ------------  ------------ ------------  ----------- ------------
Per share information
Net asset value, beginning of period                          (0.01)         0.04         0.16        (0.02)           -
                                                        ------------  ------------ ------------  ----------- ------------

   Net investment income (loss) (1)                           (0.00)        (0.03)       (0.04)       (0.03)       (0.04)
   Net realized and unrealized gain (loss) (1)                 0.01         (0.03)       (0.11)        0.18         0.01
                                                        ------------  ------------ ------------  ----------- ------------

Net increase (decrease) in net assets
   resulting from operations (1)                               0.01         (0.06)       (0.15)        0.15        (0.02)
Issuance of common stock, warrants
   and other new equity (1)                                    0.02          0.01         0.03         0.03         0.00
                                                        ------------  ------------ ------------  ----------- ------------

Net asset (deficit) value, end of year                         0.02         (0.01)        0.04         0.16        (0.02)
                                                        ============  ============ ============  =========== ============

Per share market value, end of year (2)                         N/A           N/A          N/A          N/A          N/A

Total Return Based Upon Net Asset Value (3)                     N/A         -150%         -94%          N/A          N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                           104,754       (72,927)     215,494      857,987     (122,822)
Common shares outstanding at end of year                  6,170,774     5,883,687    5,739,187    5,335,237    5,000,000
Diluted weighted average number of
   shares outstanding during the year                     6,103,745     5,752,888    5,541,117    5,730,996    2,500,000
Ratio of expenses to average net assets (4)(5)                1531%          930%          48%          37%            -
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)(5)                314%        -1627%        -186%         155%            -
Average Debt Outstanding                                    134,509       147,625      194,067      175,750       79,500
Average Debt Per Share (1)                                     0.02          0.03         0.04         0.03         0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)      Not applicable - prior to public trading of shares
(3) 2003, 2004 & 2007 did not start with positive net assets so cannot compute
(4) Average net assets were negative in 2003 so calculation would be misleading
(5) Average net assets were low in 2006 & 2007 resulting in calculation out of scale

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.  SUBSEQUENT EVENTS

Satellite changed its name to Strategic Energy and Environmental Solutions, Inc. ("SEER") and received a new stock ticker SENR. On January 15, 2008, SEER reverse split its stock with shareholders receiving one share for each four shares previously held. On January 22, 2008, SEER acquired all the outstanding interests in Resource Environmental Group Services, LLC and Tactical Cleaning Company, LLC in an all stock transaction.

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

         Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2007 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 8A(T) - CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The current Executive officers of Registrant at December 31, 2007 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

Gregory H. Laborde                  CEO and Chairman
                                    of the Board              Annual

Theodore A. Greenberg               CFO, CIO and Secretary    Annual



         The persons who are directors of the Registrant at December 31, 2007 are:

         NAME                                        AGE
         ----                                        ---
         Gregory H. Laborde*                         43
         Theodore A. Greenberg*                      48
         Pierce McNally                              59
         Conrad Huss                                 56
         John J. Moroney**                           53
         Ernest Chu                                  61

         *Interested Directors of Infinity within the meaning of the 1940 Act. **Resigned as Director effective April 1, 2008

BUSINESS EXPERIENCE

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         GREGORY H. LABORDE, age 43, President, Chief Executive Officer and Chairman of the Board, has over 20 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of Satellite Organizing Solutions, Inc. (SOZG: Pink Sheets), and is the former President & CEO of Azonic Corporation (now renamed Midland International Corp. (MLIC:OTCBB) a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

         THEODORE A.  GREENBERG,  age 48,  Director,  Chief  Financial  Officer,
Secretary and Chief Investment Officer as of November 15, 2005, is a senior financial executive with more than 20 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

         PIERCE MCNALLY, age 59, Director, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC.

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

         CONRAD R. HUSS, age 56, Director, is a financial professional with over twenty-five years of investment banking and operating experience. Mr. Huss graduated from New York University with a BS in Accounting and Finance, and received his MBA from Adelphi University. Over the course of his career, Mr. Huss has served as Managing Director for a number of investment banking units at small and middle market firms, as a Founding Partner of a boutique bank specializing in technology and health care, and as Chief Executive Officer of a medical technology company.

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

         JOHN J. MORONEY, age 53. Mr. Moroney served as a director of the Company until Apil 1, 2008. He is also Chief Executive Officer, director, and founder of Juvent, Inc., a leading developer of non-invasive, therapeutic medical devices utilizing Dynamic Motion Therapy(R)(DMT) technology. Mr. Moroney was primarily responsible for negotiating the terms of Juvent's management buyout from Smith & Nephew in November 2003, and has served in an executive capacity since that time. He has over 25 years of experience in both the funding and operational management of life science companies. Mr. Moroney currently serves as Chairman of EyeGene Biosciences, Inc., a biotechnology company, and as a director of Yarraman Winery, Inc. Mr. Moroney has served for 23 years as the President of Landmark Financial Corporation ("Landmark"), which he founded in 1983 to provide corporate finance advisory services to emerging life sciences companies, specializing in capital raising, mergers and acquisitions, and product licensing. Between 1985 and 1991, Landmark had an exclusive arrangement with Ladenburg, Thalmann & Co., one of the oldest investment banks in New York, to capitalize on emerging opportunities in the healthcare market, where Mr.

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

         ERNEST D. CHU, Director, age 61, received his B.A. with honors in History from Amherst College in 1968 and was a Moore Fellow at Columbia University's Institute of Far Eastern Studies in 1969. Since 1995, Mr. Chu has been the Chairman and Managing Director of Corporate Builders, LP., a corporate consulting and venture development partnership. From 2004-2006 he served Acting Chief Financial Officer for High Speed Video Holdings Corp., a privately held video conference technology company. From 1995-97, Mr. Chu was a director and advisor to Nu Wave Technologies, Inc., a company which he helped to found. From 1998-2000, Chu also served as director and Chief Financial Officer of World Wide Web Institute. He started his career as a journalist for the Wall St. Journal in 1968, and subsequently entered the securities business in 1969 with Cogan Berlind Weill & Levitt. In 1971, he joined Walters, Yeckes and Gallant, where he became an Allied Member of the NYSE and an NASD principal. He started his corporate career in 1979, as VP of Finance of Haber Inc., a NJ publicly held technology company and has had more than 30 years of experience in management of early stage emerging companies. He is a contributor to three books on management and finance, and published many articles on raising money and entrepreneurial success.

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

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007, 2006 and 2005 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                          Nonqualified
                                                                          Noneequity        deferred
                                                   Stock      Option     incentive plan   compensation    All other
                              Salary     Bonus     awards     awards     compensation      earnings     compensation    Total
 Name & Position     Year       ($)       ($)        ($)       ($)            ($)             ($)            ($)         ($)
------------------- -------- ---------- --------- ---------- --------- ------------------ ----------   -----------     ---------
Gregory H.           2007     $-0- (3)    $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-
Laborde,             2006     $-0- (2)    $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-
President & CEO      2005     $-0- (1)    $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-

Theodore A.          2007     $-0-        $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-
Greenberg, CFO,      2006     $-0- (5)    $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-
CIO & Secretary      2005     $-0- (4)    $-0-       $-0-     $-0-          $-0-             $-0-          $-0-          $-0-

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $37,820. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $55,020. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(3) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $38,177. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(4) Theodore A. Greenberg billed the Company $15,000 for consulting services. The compensation was billed but not actually paid and is included in account payables.
(5) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.

                              DIRECTOR COMPENSATION

         The  following   table  sets  forth  certain   information   concerning
compensation paid to the Company's directors during the year ended December 31, 2007:

------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
                                                                                       Nonqualified
                                                                        Non-equity       deferred
                   Fees earned or                                       incentive      compensation       All other
                    paid in cash     Stock awards     Option awards        plan          earnings       compensation         Total
      Name               ($)              ($)              ($)         compensation         ($)            ($) (1)            ($)
                                                                           ($)
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Gregory H.              $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
Laborde (1)
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Theodore A.             $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
Greenberg
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Pierce McNally          $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Conrad Huss             $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Ernest Chu              $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
John J. Moroney *       $ -0-            $ -0-            $ -0-          $ -0-            $-0-              $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------

*        Resigned as a Director effective April 1, 2008

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $38,177. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.

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
                                   Chief Financial Officer
                                   Secretary and Director

 (1) Address of each Officer is 80 Broad Street, 5th Floor, New York, NY 10004.

         In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with at a rate substantially below his contracted amount. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2007.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table describes the shareholdings of all officers and directors and those persons who hold 5% or more of the outstanding common stock of the Registrant, at December 31, 2007, including options exercisable within 60 days.

                                                 COMMON STOCK
 NAME                               TITLE        AMOUNT OWNED(*)        % TOTAL
 -------------------------------------------------------------------------------
 Gregory H. Laborde                 Common       3,612,250                29.53
 CEO, President, Chairman           Restricted
 & Director
 (beneficially through
 GHL Group, Ltd.)

 Theodore A. Greenberg              Common         600,000                 4.90
 Chief Investment Officer           Restricted
 CFO, Secretary and Director

 Pierce McNally                     Common               0                    0
 Director                           Restricted

 Conrad R. Huss                     Common               0                    0
 Director                           Restricted

 John Moroney                       Common               0                    0
 Director                           Restricted

 Ernest D. Chu                      Common               0                    0
 Director

 Wulf Rehder                        Common         415,758                 3.40
--------------------------------------------------------------------------------

Officers and Directors as a Group   Common       4,212,250                34.43%

* Relates to percentage based on completion of Offering and issuance of all 6,062,500 Shares.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

RELATED PARTY TRANSACTIONS

         (a) There have been unregistered securities offered or sold by the issuer or any one of its affiliates within the one year prior to the filing of this notification, as follows:

                  1. COMMON STOCK.

                  (a) The Company issued 132,750 shares at a purchase price of $0.80 per share for an aggregate amount of $106,200 pursuant to Regulation E. The shares were issued without any restrictive legend and were issued as follows:

                                    Walter Eizenberg - 1,250 on 7/1/07

                                    Philip D. Forlenza - 2,500 on 7/1/07

                                    Victor Durosomo - 2,500 on 7/1/07

                                    Irina Lershner - 1,500 on 7/1/07

                                    Marsha H. Robins - 125,000 on 10/30/07

         (b) As of December 31, 2007 the Company had a total of 6,170,774 shares of common stock outstanding. Subsequent to December 31, 2007 the Company has issued 100,000 pursuant to a settlement agreement (Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated February 4, 2008).

         Employment  Contracts - On April 20, 2006 Gregory  Laborde and Theodore
A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid by December 31, 2007.

ITEM 13 - EXHIBITS

         The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

EXHIBIT            DESCRIPTION
NO.
-------            -------------------------------------------------------------
3.1                Articles of Incorporation          *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

3.2                Articles of Amendment              *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

3.3                Bylaws                             *Incorporated by reference
                                                      to Registration Statement
                                                      #000-30999 (10SB)

31.1               Sarbanes Oxley Certification (302) (President & CEO)
31.2               Sarbanes Oxley Certification (302) (CFO)
32.1               Sarbanes Oxley Certification (906) (President & CEO)
32.2               Sarbanes Oxley Certification (906) (CFO)


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

         The following table represents aggregate fees billed to the Company for the years ended December 31, 2007 and December 31, 2006 by Larry O'Donnell, CPA, P.C.

                                            Year Ended December 31,
                                              2007            2006
               -------------------------  ------------ -- ------------
               Audit Fees                 $   6,500        $     6,500
               -------------------------  ------------ -- ------------
               Audit-related Fees (a)         1,280        $     1,280
               -------------------------  ------------ -- ------------
                  Total Fees              $   7,780        $     7,780
               -------------------------  ------------ -- ------------

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

                                                  Infinity Capital Group, Inc.

         Date: April 15, 2008               By:   /s/Gregory H. Laborde
                                                  -----------------------------
                                                  Gregory H. Laborde, President

         Date: April 15, 2008               By:   /s/Theodore A. Greenberg
                                                  -----------------------------
                                                  Theodore A. Greenberg,
                                                  Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 15, 2008               By:    /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde, President
                                                   and CEO


                                   DIRECTORS:

         Date: April 15, 2008               By:    /s/Gregory H. Laborde
                                                   -----------------------------
                                                   Gregory H. Laborde

         Date: April 15, 2008               By:    /s/Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg

         Date: April 15, 2008               By:    /s/Pierce McNally
                                                   -----------------------------
                                                   Pierce McNally

         Date: April 15, 2008               By:    /s/Conrad Huss
                                                   -----------------------------
                                                   Conrad Huss

         Date: April 15, 2008               By:    /s/Ernest Chu
                                                   -----------------------------
                                                   Ernest Chu