Form 10-Q
period 2008-03-31
INFINITY CAPITAL GROUP, INC.
filed 2008-05-15
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

    For Quarterly Period Ended March 31, 2008 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition period from _______________ to ______________

                        COMMISSION FILE NUMBER: 814-00708
                                   -----------

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

                                 (212) 962-4400
                         -----------------------------
                 Registrant's telephone number, including area code


            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes[_X_]                        No[__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer              [___]      Accelerated filer          [___]
Non-accelerated filer                [___]      Smaller reporting company  [_X_]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                        No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 14, 2008 the number of shares outstanding of the registrant's class of common stock was 6,270,774.


                                TABLE OF CONTENTS


                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.................................................................................     2

         Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)......................     3

         Statements of Operations (unaudited) for the Three Months ended
         March 31, 2008  and 2007.............................................................................     4

         Statements of Cash Flows (unaudited) for the Three Months ended
         March 31, 2008 and 2007..............................................................................     5

         Schedule of Investments as of March 31, 2008.........................................................     6

         Statements of Changes in Net Assets..................................................................     7

         Notes to Financial Statements (unaudited)............................................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................     15

Item 4.  Controls and Procedures..............................................................................     15

Item 4T. Controls and Procedures..............................................................................     16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     17

Item 1A. Risk Factors.........................................................................................     17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     17

Item 3.  Defaults upon Senior Securities......................................................................     18

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     18

Item 5.  Other Information....................................................................................     18

Item 6.  Exhibits ............................................................................................     18

Signatures....................................................................................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007, included in the Company's Form 10-KSB.

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                             March             December
                                                                                            31, 2008           31, 2007
                                                                                         ---------------     --------------
                                                                                          (Unaudited)          (Audited)
Assets
         Investments in noncontrolled affiliates (Cost - $314,664 and $94,064)               $1,148,018           $ 94,660
         Controlled Investments (Cost - $136,326)                                                                  200,809
         Promissory Note                                                                         25,980             50,000
         Cash                                                                                       238             67,609
         Deferred offering costs                                                                 36,664             36,664
         Other assets                                                                             1,914              6,991
                                                                                         ---------------     --------------

                Total assets                                                                 $1,212,814           $456,733
                                                                                         ===============     ==============

Liabilities

         Accounts payable and credit cards                                                    $ 211,099           $193,932
         Accrued interest and expenses payable                                                   12,973           $ 26,027
         Deferred Taxes Payable                                                                  65,879
         Notes payable                                                                          158,000           $132,020
                                                                                         ---------------     --------------

                Total liabilities                                                               447,951            351,979
                                                                                         ---------------     --------------

Net Assets                                                                                      $764,863           $104,754
                                                                                         ===============     ==============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized
                6,270,774 and 6,170,774 issued and outstanding                                  $ 6,271            $ 6,171
                at March 31, 2008 and December 31, 2007, respectively

         Additional paid-in capital                                                             574,632            534,892
         Accumulated income (deficit)
                Accumulated net operating deficit                                              (587,963)          (695,859)
                Net realized gain on investments, net of tax                                    214,802            207,466
                Net unrealized increase of investments, net of tax                              557,121             52,084
                                                                                         ---------------     --------------

Net Assets                                                                                    $ 764,863           $104,754
                                                                                         ===============     ==============

Net Asset Value Per Share                                                                        $ 0.12             $ 0.02
                                                                                         ===============     ==============

     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                               2008              2007
                                                                                           --------------    --------------

Investment Income
        Investment fees                                                                    $           -     $           -
        Interest Income                                                                                -                 -
        Consulting fees                                                                                -           100,000
        Other                                                                                          -                 -
                                                                                           --------------    --------------

Total Investment Income                                                                                -           100,000
                                                                                           --------------    --------------

Expenses
        Salaries and wages                                                                         6,000                 -
        Management fees                                                                           10,690             5,329
        Professional fees                                                                         19,921             9,138
        Insurance                                                                                  3,360            11,132
        General and administrative                                                                 8,370             6,673
        Interest & Settlement Costs                                                               44,901             2,056
                                                                                           --------------    --------------

Total Expenses                                                                                    93,242            34,328
                                                                                           --------------    --------------

Net Investment (Loss) Income before taxes                                                        (93,242)           65,672
                                                                                           --------------    --------------

Provision for income tax                                                                        (199,113)                -
                                                                                           --------------    --------------

Net investment income (loss)                                                                     105,871            65,672

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                                  7,335                 -
     Net change in unrealized increase (decrease),
       net of tax                                                                                507,062            26,275
                                                                                           --------------    --------------

Net realized and unrealized gains                                                                514,397            26,275
                                                                                           --------------    --------------

Net increase in net assets
     from operations                                                                           $ 620,269          $ 91,947
                                                                                           ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                           $ 0.10            $ 0.02
  Diluted                                                                                         $ 0.10            $ 0.02
                                                                                           ==============    ==============

Weighted average number of shares outstanding
  Basic                                                                                        6,246,598         6,000,297
  Diluted                                                                                      6,287,098         6,077,464
                                                                                           ==============    ==============

     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows
                                    Unaudited

                                                                                           For the Three Months Ended
                                                                                         March 31,            March 31,
                                                                                           2008                  2007
                                                                                       --------------       ---------------


Cash Flows from Operating Activities:
     Net increase in net assets from operations                                            $ 620,269              $ 91,947

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments, pre-tax                (768,276)              (26,275)
        Proceeds from disposition of investment securities                                    32,857                     -
        Net realized gain on investments, pre-tax                                            (11,114)                    -
        Purchase of investments                                                             (106,016)                    -
        Loan receivable                                                                       24,020                     -
        Depreciation and amortization                                                            195                     -
        Deferred offering costs                                                                    -                (7,239)
        Accounts receivable                                                                        -              (100,000)
        Other assets                                                                           4,882                     -
        Accounts payable                                                                      17,167                 8,375
        Accrued interest and expenses payable                                                (13,054)               (4,217)
        Deferred Taxes Payable                                                                65,879                     -
        Deposits payable                                                                           -                14,900
                                                                                       --------------       ---------------

                  Net cash used for
                  operating activities                                                      (133,191)              (22,509)
                                                                                       --------------       ---------------

Cash Flows from Financing Activities
        Proceeds from notes payable                                                           25,980                     -
        Payments on notes payable                                                                  -               (30,000)
        Stock issued pursuant to settlement                                                   39,840                     -
        Stock issued for debt                                                                      -                39,669
                                                                                       --------------       ---------------

                  Net cash provided by
                  financing activities                                                        65,820                 9,669
                                                                                       --------------       ---------------

Decrease in Cash                                                                            $(67,371)             $(12,840)
                                                                                       --------------       ---------------

Cash and Cash Equivalents - Beginning of Period                                               67,609                13,168
                                                                                       --------------       ---------------

Cash and Cash Equivalents - End of Period                                                      $ 238                 $ 328
                                                                                       ==============       ===============




     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 March 31, 2008


                       Original
                       Date of                                                                  Original      Fair
  Shares   Warrants    Acquisition                                                               Cost         Value
---------------------------------------                                                      ------------ ------------
                                       Noncontrol Affiliate Investments, 149% of net assets


   528,125 (1)         Nov-04          Strategic Environmental & Energy Resources, Inc.         $121,214    $ 815,640

   125,000 (2)         Mar-08          publicly traded over the counter,                          75,510      193,051

            125,000    Mar-08          provider of technology-based industrial services           24,490       75,535
                                       in the environmental, energy and rail transport,
                                       141% of net assets(3)

   845,000             Aug-04          Lumonall, Inc. publicly traded over the counter,          $ 8,450     $ 21,292
                                       global supplier of photoluminescent products,
                                       3% of net assets (4)

    21,250             Apr-07          Fluid Media Networks, Inc. privately held,               $ 85,000     $ 42,500
                                                                                             ------------ ------------
                                       6% of net assets

                                       TOTAL INVESTMENTS                                        $314,664   $1,148,018
                                                                                             ============ ============

         (1)      Company  reverse split the stock at 1 for 4 shares January 22,
                  2008

         (2) Note plus $50,000 cash exchanged for Shares and Warrants of SENR

         (3)      Formerly Satellite Organizing Solutions, Inc.

         (4)      Formerly Midland International Corporation





     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                       Statements of Changes in Net Assets

                                                                                   Three Months Ended       Year Ended
                                                                                      March 31,            December 31,
                                                                                       2008                    2007
                                                                                 ------------------     -------------------


Changes in net assets from operations:
     Net investment income (loss)                                                        $ 105,871               $ (21,327)
     Net realized gain (loss) on investments, net of tax                                     7,335                  32,816
     Net change in unrealized increase (decrease), net of tax                              507,062                  20,324
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from operations                           620,269                  31,813
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                                39,840                 109,596
      Issuance of common stock for debt                                                          -                  36,272
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from stock transactions                    39,840                 145,868
                                                                                 ------------------     -------------------

Net increase (decrease) in net assets                                                      660,109                 177,681
Net assets at beginning of year                                                            104,754                 (72,927)
                                                                                 ------------------     -------------------

Net assets at end of period                                                              $ 764,863               $ 104,754
                                                                                 ==================     ===================


     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

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

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for all periods presented have been made.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report filed dated December 31, 2007. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

NOTE 2 - INVESTMENTS

As of March 31, 2008, the Company has made investments in four target companies that total approximately $361,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                       DATE              INVESTMENT          COST
-----------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock         121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock          75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants              24,490
Heartland Inc                                        September 2004    Common stock          12,500
Fluid Media Networks                                 May 2007          Common Stock          85,000
Lumonall, Inc.**                                     August 2004       Common stock          42,100
                                                                                           ----------
TOTAL                                                                                       360,936
                                                                                           ==========

* In January 2008, Satellite Organizing Solutions, Inc. changed its name to Strategic Environmental & Energy Resources, Inc.

** On July 18, 2005 Azonic Corporation changed its name to Midland International Corporation. On August 16,2007 Midland International Corporation changed its name to Lumonall, Inc.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2008 and December 31, 2007 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2008 and 2007 incurred expenses of approximately $10,690 and $5,329, respectively, to a company affiliated through an Officer & Director for management fees and expenses.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the three months ended March 31, 2008 the Company retired notes payable in the amount of $24,020 and issued a new note for $50,000 to Theodore A. Greenberg, an officer of the Company.

Additionally, the Company reached a settlement agreement with two debtors on over due loans calling for the Company to immediately pay $50,000 in cash and issue 100,000 shares on Infinity common stock. The debtors are still owed $75,000 and in accordance with the loan terms received 78,125 shares in Strategic Environmental & Energy Solutions, Inc. The value of the shares issued to the debtors was charged as an expense and is included in the statement of operations on the interest expense and settlement costs line. As of March 31, 2008 $108,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Strategic Environmental & Energy Solutions, Inc. For the three month period ended March 31, 2007 the Company incurred interest expense and settlement costs on notes payable of $44,901.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2008, the Company issued 100,000 shares of its common stock, as part of the settlement agreement described in Note 4.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by March 31, 2008.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three month period ended March 31, 2008 and the year ended December 31, 2007.


                                                                           THREE MONTHS ENDED        YEAR ENDED
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2008                 2007
                                                                            -------------------  -------------------

        Per share information
        Net asset value, beginning of period                                              0.02                (0.01)
                                                                            -------------------  -------------------

           Net investment income (loss) (1)                                               0.02                (0.00)
           Net realized and unrealized gain (loss) (1)                                    0.08                 0.01
                                                                            -------------------  -------------------

        Net increase (decrease) in net assets
           resulting from operations (1)                                                  0.10                 0.01
        Issuance of common stock, warrants
           and other new equity (1)                                                       0.01                 0.02
                                                                            -------------------  -------------------

        Net asset (deficit) value, end of year                                            0.12                 0.02
                                                                            ===================  ===================

        Per share market value, end of year (2)                                            N/A                  N/A

        Total Return Based Upon Net Asset Value (3)                                       516%                  N/A

        Ratios and Supplemental Data
        Net assets (deficit), end of year                                              764,863              104,754
        Common shares outstanding at end of period                                   6,270,774            6,140,774
        Diluted weighted average number of
           shares outstanding during the year                                        6,287,098            6,103,745
        Ratio of expenses to average net assets (4)                                        85%                1531%
        Ratio of net increase (decrease) in net assets
           from operations to average net assets (4)                                      143%                 314%
        Average Debt Outstanding                                                       145,010              134,509
        Average Debt Per Share (1)                                                        0.02                 0.02

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the period.
     (2)  Not applicable - prior to public trading of shares
     (3)  2007 did not start with positive net assets so cannot compute
     (4) Average net assets were low in 2007 resulting in calculation out of scale

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

OVERVIEW

Infinity Capital Group is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed "portfolio" companies.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2007.

During the three-month period ending March 31, 2008, the Company did not recognize any investment income from its investment activities compared to $100,000 for the same period in 2007. During the three months ended March 31, 2007, investment income included consulting services to Fluid Audio Networks for which the Company received $15,000 in cash and $85,000 in stock.

The Company had an increase in change in unrealized gains from investments, net of tax, of $507,062 during the three months ended March 31, 2008, compared to an increase in the change in unrealized gains from investments, net of tax, of $26,275 during the three months ended March 31, 2007. The increase in change in unrealized gains from investments during the three months ended March 31, 2008 is largely a result of the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred $65,879 in deferred taxes during the three months ended March 31, 2008, which relates to unrealized gains on the Company's holdings in Strategic Environmental & Energy Solutions. The deferred tax amount is after allowing for the Company's net operating losses which had accumulated since inception.

During the three months ended March 31, 2008, the Company incurred expenses for professional fees in the amount of $19,921 compared to $9,138 during the three months ended March 31, 2007.

The Company incurred insurance costs of $3,360 during the three months ended March 31, 2008 compared to $11,132 during the three months ended
March 31, 2007. Insurance costs consist mainly of costs related to Directors and Officers insurance.

During the three months ended December 31, 2008, the Company incurred management fees in the amount of $10,690 compared to $5,329 during the three months ended March 31, 2007. The increase of $5,361 is a result of increased activity over the prior period.

Other general and administrative expenses during the three months ended March 31, 2008 were $8,370 compared to $6,673 during the three months ended March 31, 2007. There was an increase of $1,697 as a result of increase operating activity.

The Company had a net increase in net assets from operations of $620,269 for during the three months ended March 31, 2008 as compared to a net increase in net assets from operations of $91,947 for the three months ended March 31, 2007. This represents an increase of $528,322. The increase in net assets per share from operations for the three months ended March 31, 2008 was $0.10 compared to a decrease of $0.02 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash on hand of $238 at March 31, 2008. The Company owns stock in two small public companies which it may sell in increments for capital. The Company has current liabilities totaling $382,072. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering would provide required working capital for the next twelve months.

During the three months ended March 31, 2008, the outstanding notes payable of the Company decreased during the quarter from $158,000 to $132,020.

GOING CONCERN

Prior to January 1, 2008, the Company had accumulated significant losses form operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. The Company's most valuable assets are investment securities with limited liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders and the sale of its securities including as part of the Company's Regulation E offering, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. The Company filed its final Regulation E offering circular with the Securities and Exchange Commission and is actively seeking capital. This final offering was amended from an offering of up to 1,250,000 Units at $2.40 per Unit to an offering of 6,062,500 shares for a maximum aggregate price of $4,850,000 or $0.80 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

      (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

      (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Registrant's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
                                       16

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2008 through March 31, 2008:

During the three month period ended March 31, 2008, 100,000 shares of restricted common stock were issued to a note holders as part of a settlement agreement with that note holder.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The individual and/or entity listed above that received the unregistered securities was known to the Company and its management, through pre-existing business relationships. The individual and/or entity was provided access to all material information, which was requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The individual and/or entity of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


              EXHIBIT NO.       DESCRIPTION
                  31.1          Section 302 Certification - CEO
                  31.2          Section 302 Certification - CFO
                  32.1          Section 906 Certification - CEO
                  32.2          Section 906 Certification - CFO

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               INFINITY CAPITAL GROUP, INC.
                               (Registrant)




Dated:   May 15, 2008          By: /s/Gregory H. Laborde
                                   -----------------------------------
                                   Gregory H. Laborde,
                                      President & Chief Executive Officer



Dated:   May 15, 2008          By: /s/Theodore A. Greenberg
                                   -----------------------------------
                                   Theodore A. Greenberg,
                                      Chief Financial Officer &
                                      Chief Investment Officer &
                                    Secretary