Form 10-Q
period 2008-06-30
INFINITY CAPITAL GROUP, INC.
filed 2008-08-13
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     FOR QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                       16-1675285
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                         ------------------------------
               Registrant's telephone number, including area code


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

                            Yes [_X_]                   No[__]

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

As of August 11, 2008 the number of shares outstanding of the registrant's class of common stock was 6,472,899.


                                TABLE OF CONTENTS



                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                                                              2

         Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)                   3

         Statements of Operations (unaudited) for the three and six months ended
         June 30, 2008 and 2007                                                                           4

         Statements of Cash Flows (unaudited) for the six months ended
         June 30, 2008 and 2007                                                                           5

         Schedule of Investments as of June 30, 2008                                                      6

         Statements of Changes in Net Assets                                                              7

         Notes to Financial Statements (unaudited)                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        15

Item 4. Controls and Procedures                                                                           15

Item 4T. Controls and Procedures                                                                          16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                               17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                       17

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                  17

Item 4. Submission of Matters to a Vote of Security Holders - NOT APPLICABLE                              17

Item 5. Other Information - NOT APPLICABLE                                                                17

Item 6. Exhibits                                                                                          17

Signatures                                                                                                18


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

                                               INFINITY CAPITAL GROUP, INC.
                                                     Balance Sheets

                                                                                              June             December
                                                                                            30, 2008           31, 2007
                                                                                         ---------------     --------------
                                                                                          (Unaudited)          (Audited)

Assets
         Investments in noncontrolled affiliates (Cost - $314,389 and $94,064)           $    1,854,838      $      94,660
         Controlled investments (Cost - $232,000 and $136,326)                                  232,000            200,809
         Promissory note                                                                         25,980             50,000
         Cash                                                                                       598             67,609
         Deferred offering costs                                                                 36,664             36,664
         Other assets                                                                             3,005              6,991
                                                                                         ---------------     --------------

                Total assets                                                             $    2,153,085      $     456,733
                                                                                         ===============     ==============

Liabilities

         Accounts payable and credit cards                                               $      242,794      $     193,932
         Accrued interest and expenses payable                                                   41,509             26,027
         Deferred taxes payable                                                                 284,088                  -
         Notes payable                                                                          278,000            132,020
                                                                                         ---------------     --------------

                Total liabilities                                                               846,391            351,979
                                                                                         ---------------     --------------

Net Assets                                                                               $    1,306,694      $     104,754
                                                                                         ===============     ==============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized
                6,422,274 and 6,170,774 issued and outstanding                           $        6,422      $       6,171
                June 30, 2008 and December 31, 2007, respectively

         Additional paid-in capital                                                             695,681            534,892
         Accumulated income (deficit)
                Accumulated net operating (deficit)                                            (636,586)          (695,859)
                Net realized gain on investments, net of tax                                    215,348            207,466
                Net unrealized increase of investments, net of tax                            1,025,829             52,084
                                                                                         ---------------     --------------

Net Assets                                                                               $    1,306,694      $     104,754
                                                                                         ===============     ==============

Net Asset Value Per Share                                                                $         0.20      $        0.02
                                                                                         ===============     ==============











     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                  STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                For the Three Months Ended      For the Six Months Ended
                                                                        June 30,                        June 30,
                                                                  2008           2007             2008           2007
                                                              -------------  --------------   -------------  --------------

Investment Income
        Investment fees                                       $          -   $           -    $          -   $           -
        Interest income                                                465               1             466               1
        Consulting fees                                                  -               -               -         100,000
        Other                                                                            -                               -
                                                              -------------  --------------   -------------  --------------

Total Investment Income                                                465               1             466         100,001
                                                              -------------  --------------   -------------  --------------

Expenses
        Salaries and wages                                           6,000               -          12,000               -
        Management fees                                             14,544          19,675          25,234          25,004
        Professional fees                                           28,943          12,208          48,865          21,346
        Insurance                                                    1,159          14,222           4,519          25,353
        General and administrative                                  15,960          13,304          24,329          19,977
        Interest & settlement costs                                  2,941           1,876          47,843           3,932
                                                              -------------  --------------   -------------  --------------

Total Expenses                                                      69,547          61,285         162,790          95,612
                                                              -------------  --------------   -------------  --------------

Net investment (loss) income before taxes                          (69,082)        (61,284)       (162,324)          4,389
                                                              -------------  --------------   -------------  --------------

Provision for income tax                                           (22,485)              -        (221,598)              -
                                                              -------------  --------------   -------------  --------------

Net investment income (loss)                                       (46,597)        (61,284)         59,274           4,389

Net realized and unrealized gains (losses):
     Net realized gain on investments
       net of tax                                                      546               -           7,882               -
     Net change in unrealized increase (decrease),
       net of tax                                                  466,683          39,008         973,745          65,282
                                                              -------------  --------------   -------------  --------------

Net realized and unrealized gains (losses)                         467,229          39,008         981,627          65,282
                                                              -------------  --------------   -------------  --------------

Net increase (decrease) in net assets
     from operations                                          $    420,632   $     (22,276)   $  1,040,901   $      69,671
                                                              =============  ==============   =============  ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                       $       0.07   $       (0.00)   $       0.17   $        0.01
  Diluted                                                     $       0.07   $       (0.00)   $       0.16   $        0.01
                                                              =============  ==============   =============  ==============

Weighted average number of shares outstanding
  Basic                                                          6,292,417       6,000,297       6,269,508       6,000,297
  Diluted                                                        6,332,917       6,078,524       6,310,008       6,077,997
                                                              =============  ==============   =============  ==============









     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                  Statement of Cash Flows
                                                        (Unaudited)

                                                                                            For the Six Months ended
                                                                                                     June 30,
                                                                                           2008                  2007
                                                                                       --------------       ---------------

Cash Flows from Operating Activities:
     Net increase in net assets from operations                                        $   1,040,901        $       69,671

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) of investments, pre-tax                       (1,475,372)              (65,282)
        Proceeds from disposition of investment securities                                    33,960                     -
        Net realized gain on investments, pre-tax                                            (11,942)                    -
        Investment securities received for services                                                -               (85,000)
        Purchase of investments                                                             (338,016)                    -
        Loan receivable                                                                       24,020                     -
        Depreciation and amortization                                                            462                     -
        Deferred offering costs                                                                    -                (7,239)
        Accounts receivable                                                                        -               (15,000)
        Other assets                                                                           3,524                     -
        Accounts payable                                                                      48,862                21,384
        Accrued interest and expenses payable                                                 15,482                (2,341)
        Deferred taxes payable                                                               284,088                     -
        Deposits payable                                                                           -                66,220
                                                                                       --------------       ---------------

                  Net cash used for operating activities                                    (374,031)              (17,587)
                                                                                       --------------       ---------------

Cash Flows from Financing Activities
        Proceeds from notes payable                                                          145,980                     -
        Payments on notes payable                                                                  -               (30,000)
        Stock issued to purchase investment                                                   82,000                     -
        Stock issued pursuant to settlement                                                   39,840                     -
        Sale of stock                                                                         39,200                39,668
                                                                                       --------------       ---------------

                  Net cash provided by financing activities                                  307,020                 9,668
                                                                                       --------------       ---------------

Decrease in Cash                                                                             (67,011)               (7,919)
                                                                                       --------------       ---------------
Cash and Cash Equivalents - Beginning of Period                                               67,609                13,168
Cash and Cash Equivalents - end of Period                                              $         598        $        5,249
                                                                                       ==============       ===============






     The accompanying notes are an integral part of the financial statements

                                             INFINITY CAPITAL GROUP, INC.
                                                SCHEDULE OF INVESTMENTS
                                                     June 30, 2008

                            Original
                            Date of                                                          Original       Fair
  Shares       Warrants    Acquisition                                                         Cost         Value
---------     ---------- --------------                                                     ------------ ------------
                                           Common stock in controlled affiliates,
                                           18% of net assets


 6,203,960                 Jun-08          NPI08, Inc. publicly traded over the counter,    $  232,000  $   232,000
                                           18% of net assets, former education and college
                                           preparation company (1)
                                                                                           ------------ ------------

                                           Subtotal                                           $232,000  $   232,000
                                                                                           ------------ ------------


                                           Noncontrol Affiliate Investments,
                                           142% of net assets


   528,125 (2)             Nov-04          Strategic Environmental & Energy Resources Inc   $  115,198  $ 1,298,786
   125,000 (3)             Mar-08          publicly traded over the counter,                    81,526      308,882
                125,000    Mar-08          provider of technology-based industrial services     24,490      193,478
                                           in the environmental, energy and rail transport,
                                           138% of net assets (4)

   817,500                 Aug-04          Lumonall, Inc. publicly traded over the counter, $    8,175  $    15,824
                                           global supplier of photoluminescent products,
                                           1% of net assets (5)

    21,250                 Apr-07          Fluid Music Canada, Inc. publicly traded on the  $   85,000  $    37,868
                                           Toronto Stock Exchange, 3% of net assets,
                                           music aggregation and distribution company (6)
                                                                                           ------------ ------------

                                           Subtotal                                         $  314,389  $ 1,854,838
                                                                                           ------------ ------------


                                           TOTAL INVESTMENTS                                $  546,389  $ 2,086,838
                                                                                           ============ ============
-------------------------------------
(1)      Acquired  for a total of $150,000  cash and 102,500  shares of Infinity common stock
(2)      Company reverse split the stock at 1 for 4 shares January 22, 2008
(3)      Note plus $50,000 cash exchanged for Shares and Warrants of SENR
(4)      Formerly Strategic Organizing Systems, Inc.
(5)      Formerly Midland International Corporation
(6)      Formerly Fluid Media Networks, Inc.








     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                            Statements of Changes in Net Assets


                                                                                    Six-months
                                                                                       Ended                Year Ended
                                                                                     June 30,                Dec. 31,
                                                                                       2008                    2007
                                                                                 ------------------     -------------------
                                                                                     Unaudited              (Audited)

Changes in net assets from operations:
     Net investment income (loss)                                                $          59,274      $          (21,327)
     Net realized gain (loss) on investments, net of tax                                     7,882                  32,816
     Net change in unrealized increase (decrease), net of tax                              973,744                  20,324
                                                                                 ------------------     -------------------

           Net increase in net assets from operations                                    1,040,900                  31,813
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                               161,040                 109,596
      Issuance of common stock for debt                                                          -                  36,272
                                                                                 ------------------     -------------------

           Net increase  in net assets from stock transactions                             161,040                 145,868
                                                                                 ------------------     -------------------

Net increase  in net assets                                                              1,201,940                 177,681
Net assets at beginning of year                                                            104,754                 (72,927)
                                                                                 ------------------     -------------------

Net assets at end of period                                                      $       1,306,694      $          104,754
                                                                                 ==================     ===================


















     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG" and/or the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

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

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report, dated December 31, 2007. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)

ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS as it relates to financial assets and liabilities recognized or disclosed on a recurring basis. The effective date of this Statement for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the effective portion of SFAS No. 157 expanded the Company's disclosures regarding the fair value measurements of its investments.

Effective January 1, 2008, the Company adopted SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company's most significant financial instruments are its investments, which are currently carried at fair value. The Company did not elect the fair value option under SFAS No. 159 for any other of its financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51, OR SFAS NO. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not impact the Company's financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)
NOTE 2 - INVESTMENTS

As of June 30, 2008, the Company has made investments in five target companies that total approximately $593,000 in funded capital. We have completed the following transactions:


       PORTFOLIO COMPANY                   DATE                 INVESTMENT               COST
--------------------------------- ------------------------ ---------------------- -------------------
Strategic Environmental &              November 2004           Common stock                 $121,336
Energy Resources, Inc.*

Strategic Environmental &               March 2008             Common stock                   75,510
Energy Resources, Inc.*

Strategic Environmental &               March 2008               Warrants                     24,490
Energy Resources, Inc.*

Heartland Inc.                        September 2004           Common stock                   12,500

Fluid Media Networks                     May 2007              Common stock                   85,000

Lumonall, Inc.**                        August 2004            Common stock                   42,100

NPI08, Inc.                              June 2008             Common stock                  232,000
                                                                                  -------------------

TOTAL                                                                                       $592,936
                                                                                  ===================

*In January 2008, Satellite Organizing Solutions, Inc. changed its name to Strategic Environmental & Energy Resources, Inc.

**On July 18, 2005, Azonic Corporation changed its name to Midland International Corporation. On August 16, 2007 Midland International Corporation changed its name to Lumonall, Inc.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2008 and December 31, 2007, are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the six months ended June 30, 2008 and 2007 incurred expenses of approximately $25,234 and $25,004 through a company affiliated to the Company through an Officer and Director for management fees and expenses.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the six months ended June 30, 2008, the Company retired notes payable in the amount of $24,020, issued a new note for $120,000, bearing interest at 7%, to Theodore A. Greenberg, an officer of the Company, issued a new 30-day interest-free note for $25,000 in connection with the purchase of common stock in NPI08, Inc. and issued another new 60 day note, bearing interest at 7%, for $25,000.

Additionally, the Company reached a settlement agreement with two debtors on over due loans calling for the Company to immediately pay $50,000 in cash and issue 100,000 shares of Infinity common stock. The debtors are still owed $75,000 and in accordance with the loan terms received 78,125 shares in Strategic Environmental & Energy Solutions, Inc. The value of the shares issued to the debtors was charged as an expense and is included in the statement of operations on the interest expense and settlement costs line. As of June 30, 2008, $108,000 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by the Company's investment in Strategic Environmental & Energy Solutions, Inc. For the six month period ended June 30, 2008, the Company incurred interest expense and settlement costs on notes payable of $47,843.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2008, the Company issued 100,000 shares as part of the settlement agreement described in Note 4.

During the six months ended June 30, 2008, the Company raised $39,200 through the sale of 49,000 shares of its common stock under its Regulation E offering.

During the six months ended June 30, 2008, the Company issued 102,500 shares of stock in connection with the purchase of common stock in NPI08, Inc. The shares issued had a value of $82,000.

NOTE 6 - EMPLOYMENT CONTRACTS

On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by June 30, 2008.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six month period ended June 30, 2008 and the year ended December 31, 2007.

                                                      Six Months    Year Ended
                                                    Ended June 30,   Dec. 31,
                                                        2008           2007
                                                     -----------   ------------
 Per share information
 Net asset value, beginning of period                      0.02          (0.01)
                                                     -----------   ------------

    Net investment income (loss) (1)                       0.01          (0.00)
    Net realized and unrealized gain (loss) (1)            0.14           0.01
                                                     -----------   ------------

 Net increase (decrease) in net assets
    resulting from operations (1)                          0.15           0.01
 Issuance of common stock, warrants
    and other new equity (1)                               0.03           0.02
                                                     -----------   ------------

 Net asset (deficit) value, end of year                    0.20           0.02
                                                     ===========   ============

 Per share market value, end of year (2)                    N/A            N/A

 Total Return Based Upon Net Asset Value (3)               750%            N/A

 Ratios and Supplemental Data
 Net assets (deficit), end of year                    1,306,694        104,754
 Common shares outstanding at end of period           6,422,274      6,140,774
 Diluted weighted average number of
    shares outstanding during the year                6,310,008      6,103,745
 Ratio of expenses to average net assets (4)(5)             45%          1531%
 Ratio of net increase (decrease) in net assets
    from operations to average net assets (4)(5)           287%           314%
 Average Debt Outstanding                               189,340        134,509
 Average Debt Per Share (1)                                0.03           0.02

----------------------------------------
(1) Calculated based on diluted weighted average number of shares outstanding during the period.

(2) Not applicable - prior to public trading of shares

(3) 2007 did not start with positive net assets so cannot compute

(4) Average net assets were low in 2007 resulting in calculation out of scale

(5) Annualized for interim period

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

During the six months ended June 30, 2008, we acquired 6,203,960 shares of NPI08, Inc. The shares were purchased for a combination of $150,000 cash and 102,500 shares of our common stock valued at $82,000. In connection with the purchase, we issued a $25,000 promissory note to the escrow agent for the transaction. The promissory note has a term of 30 days and is interest free. NPI08, Inc. was formerly involved in education and college preparation. NPI08, Inc. trades on the pink sheets under the symbol "NPIE."

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2007.

During the three-month period ending June 30, 2008, the Company had $466 in investment income compared to $1 for the same period in 2007.

The Company had an increase in change in unrealized gains from investments, net of tax, of $466,683 during the three months ended June 30, 2008 compared to an increase in the change in unrealized gains from investments, net of tax, of $39,008 during the three months ended June 30, 2007. The increase in change in unrealized gains from investments during the three months ended June 30, 2008 is largely a result of the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred $218,209 in deferred taxes during the three months ended June 30, 2008, which relates to unrealized gains on the Company's holdings in Strategic Environmental & Energy Solutions. During the three months ended June 30, 2007 all taxes were offset by the Company's net operating losses which had accumulated since inception resulting in no deferred taxes.

During the three months ended June 30, 2008, the Company incurred expenses for professional fees in the amount of $28,943 compared to $12,208 during the three months ended June 30, 2007. The increase of $16,735 is due to consulting services related to the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred insurance costs of $1,159 during the three months ended June 30, 2008 compared to $14,222 during the three months ended June 30, 2007. Insurance costs consist mainly of costs related to Directors and Officers insurance. The Company has reduced coverage levels on insurance to more appropriate levels resulting in a reduction in insurance costs.

During the three months ended June 30, 2008, the Company incurred management fees in the amount of $14,544 compared to $19,675 during the three months ended June 30, 2007.

Other general and administrative expenses for the three months ended June 30, 2008 totaled $15,960 compared to $13,304 during the three months ended June 30, 2007.

The Company had a net increase in net assets from operations of $420,632 for the three months ended June 30, 2008 as compared to a decrease in net assets from operations of $22,276 for the three months ended June 30, 2007. This represents an increase of $442,908. The increase in net assets per share from operations for the three months ended June 30, 2008 was $0.07 compared to neither a decrease or increase for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2007.

During the six months ended June 30, 2008, the Company had investment income of $466 compared to $100,000 for the six months ended June 30, 2007. The decrease of $99,534 was due to consulting services to Fluid Media Networks for which the Company received $15,000 in cash and $85,000 in stock during the six months ended June 30, 2007.

During the six months ended June 30, 2008, the Company realized $7,882 in gains from sale of investments, net of tax, compared to $0 for the six months ended June 30, 2007.

During the six months ended June 30, 2008, the Company had an increase in change in unrealized gains from investments, net of tax, of $973,745 compared to $65,282 for six months ended June 30, 2007. The increase in change in unrealized gains from investments during the six months ended June 30, 2008 is largely a result of the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred $284,088 in deferred taxes during the six months ended June 30, 2008, which relates to unrealized gains on the Company's holdings in Strategic Environmental & Energy Solutions. The deferred tax amount is after allowing for the Company's net operating losses which had accumulated since inception. During the six months ended June 30, 2007 all taxes were offset by the Company's net operating losses resulting in no deferred taxes.

The Company incurred expenses for professional fees in the amount of $48,865 during the six months ended June 30, 2008 compared to $21,346 for the same period in 2007. The increase of $27,519 is due to consulting services related to the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred insurance costs of $4,519 for the six months ended June 30, 2008 compared to $25,353 for the six months ended June 30, 2007. The majority of the insurance costs are for Directors and Officers insurance. The Company has reduced coverage levels on insurance to more appropriate levels resulting in a reduction in insurance costs.

Management fees and salaries during the six months ended June 30, 2008 totaled $25,234 compared to $25,208 for the six months ended June 30, 2007.

Other general and administrative expenses for the six months ended June 30, 2008, totaled $24,329 compared to $19,977 for the six months ended period June 30, 2007.

The Company had a net increase in net assets from operations of $1,040,901 for the six months ended June 30, 2008 as compared to a net increase of $69,671 for the six months ended June 30, 2007. This represents an increase of $971,230. The increase in net assets per share for the six months ended June 30, 2008 was $0.17 compared to an increase of $0.01 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand of $598 at June 30, 2008. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $562,303. The Company expects to raise capital in connection with its Regulation E offering and anticipates that the funds available from the offering and sale of stock investments will provide required working capital for the next twelve months.

The notes payable of the Company increased during the quarter from $158,000 to $278,000 and are included in current liabilities.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the Registrant's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2008, 100,000 shares of the Company's restricted common stock were issued as part of a settlement agreement with an existing note holder.

During the six month period ended June 30, 2008, 102,500 shares of the Company's restricted common stock were issued in connection with the purchase of common stock in NPI08, Inc., $32,000 of the shares were issued to the selling shareholders of NPI08, Inc. and $50,000 of the share were issued to NPI08, Inc.'s to utilize in settling its liabilities .

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

   EXHIBIT NO.                         DESCRIPTION
------------------ -----------------------------------------------------

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





                                             INFINITY CAPITAL GROUP, INC.
                                             ----------------------------
                                                    (Registrant)




Dated: August 13, 2008                       By: /s/Gregory H. Laborde
                                             -------------------------
                                             Gregory H. Laborde,
                                             Principal Executive Officer,
                                             President & Chief Executive Officer



Dated: August 13, 2008                       By: /s/Theodore A. Greenberg
                                             ----------------------------
                                             Theodore A. Greenberg,
                                             Principal Accounting Officer,
                                             Chief Financial Officer,
                                             Chief Investment Officer &
                                             Secretary