Form 10-Q
period 2008-09-30
INFINITY CAPITAL GROUP, INC.
filed 2008-11-14
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                          ---------------------------
               Registrant's telephone number, including area code

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

As of November 13, 2008 the number of shares outstanding of the registrant's class of common stock was 6,472,899.

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                              2

          Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)              3

          Statements of Operations (unaudited) for the three and nine months ended
          September 30, 2008 and September 30, 2007                                                        4

          Statements of Cash Flows (unaudited) for the nine months ended
          September 30, 2008 and September 30, 2007                                                        5

          Schedule of Investments as of September 30, 2008 (unaudited)                                     6

          Statements of Changes in Net Assets for the nine months ended September
          30, 2008 (unaudited) and the year ended December 31, 2007 (audited)                              7

          Notes to Financial Statements (unaudited)                                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        18

Item 4.  Controls and Procedures                                                                           18

Item 4T. Controls and Procedures                                                                           18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  - NOT APPLICABLE                                                               19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       19

Item 3.  Defaults upon Senior Securities - NOT APPLICABLE                                                  19

Item 4.  Submission of Matters to a Vote of Security Holders                                               20

Item 5.  Other Information - NOT APPLICABLE                                                                20

Item 6.  Exhibits                                                                                          20

Signatures                                                                                                 21

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

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                          September           December
                                                                                           30, 2008           31, 2007
                                                                                        ---------------     --------------
                                                                                         (Unaudited)          (Audited)

Assets
         Investments in noncontrolled affiliates (Cost - $229,389 and $94,064)              $1,526,309           $ 94,660
         Controlled Investments (Cost - $232,000 and $136,326)                                 319,313            200,809
         Promissory Note                                                                        27,477             50,000
         Cash                                                                                      130             67,609
         Deferred offering costs                                                                 4,608             36,664
         Other assets                                                                           11,676              6,991
                                                                                        ---------------     --------------

                Total assets                                                                $1,889,513           $456,733
                                                                                        ===============     ==============

Liabilities

         Accounts payable and credit cards                                                   $ 265,597           $193,932
         Accrued interest and expenses payable                                                  52,672             26,027
         Deferred Taxes Payable                                                                171,648                  -
         Notes payable                                                                         253,000            132,020
                                                                                        ---------------     --------------

                Total liabilities                                                              742,917            351,979
                                                                                        ---------------     --------------

Net Assets                                                                                  $1,146,596           $104,754
                                                                                        ===============     ==============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding
         Common Stock. $0.001 par value,
                100,000,000 shares authorized
                6,472,899 and 6,170,774 issued and outstanding                                 $ 6,473            $ 6,171
                September 30, 2008 and December 31, 2007, respectively

         Additional paid-in capital                                                            755,671            534,892
         Accumulated income (deficit)
                Accumulated net operating (deficit)                                           (717,158)          (695,859)
                Net realized gain on investments, net of tax                                   178,884            207,466
                Net unrealized increase of investments, net of tax                             922,726             52,084
                                                                                        ---------------     --------------

Net Assets                                                                                  $1,146,596           $104,754
                                                                                        ===============     ==============

Net Asset Value Per Share                                                                       $ 0.18             $ 0.02
                                                                                        ===============     ==============



     The accompanying notes are an integral part of the financial statements.

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months Ended      For the Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  2008           2007             2008           2007
                                                              -------------  --------------   -------------  --------------

Investment Income
        Investment fees                                                  -               -               -               -
        Interest Income                                                466              10             932              11
        Consulting fees                                                  -               -               -         100,000
        Other                                                            -               -               -               -
                                                              -------------  --------------   -------------  --------------

Total Investment Income                                                466              10             932         100,011
                                                              -------------  --------------   -------------  --------------

Expenses
        Salaries and wages                                           6,000               -          18,000               -
        Director Fees                                               56,205               -          56,205               -
        Management fees                                             10,057           6,780          35,291          31,784
        Professional fees                                           34,686          11,052          83,776          32,198
        Insurance                                                   (3,145)         10,930           1,374          36,284
        General and administrative                                  12,441          10,255          36,546          30,432
        Interest & Settlement Costs                                  5,336           4,345          53,178           8,277
                                                              -------------  --------------   -------------  --------------

Total Expenses                                                     121,580          43,362         284,370         138,975
                                                              -------------  --------------   -------------  --------------

Net Investment Income (Loss) before taxes                         (121,114)        (43,352)       (283,438)        (38,964)
                                                              -------------  --------------   -------------  --------------

Provision for income tax                                           (40,541)              -        (262,139)              -
                                                              -------------  --------------   -------------  --------------

Net investment income (loss)                                       (80,573)        (43,352)        (21,299)        (38,964)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                  (36,465)              -         (28,582)              -
     Net change in unrealized increase (decrease),
       net of tax                                                 (103,103)        (79,276)        870,642         (13,993)
                                                              -------------  --------------   -------------  --------------

Net realized and unrealized gains (losses)                        (139,568)        (79,276)        842,060         (13,993)
                                                              -------------  --------------   -------------  --------------

Net increase (decrease) in net assets
     from operations                                             $(220,141)      $(122,628)      $ 820,761       $ (52,957)
                                                              =============  ==============   =============  ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                            $ (0.03)        $ (0.02)         $ 0.13         $ (0.01)
  Diluted                                                          $ (0.03)        $ (0.02)         $ 0.13         $ (0.01)
                                                              =============  ==============   =============  ==============

Weighted average number of shares outstanding
  Basic                                                          6,467,396       6,045,774       6,335,952       6,028,198
  Diluted                                                        6,467,396       6,045,774       6,376,452       6,028,198
                                                              =============  ==============   =============  ==============



     The accompanying notes are an integral part of the financial statements.
                                       4

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                               For the Nine Months ended
                                                                     September 30,
                                                                  2008            2007
                                                               -----------     -----------
Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations      $ 820,761       $ (52,957)

     Adjustments to reconcile net increase (decrease) in
     net assets from operations to net cash used in
     operating activities:
      Change in net unrealized (increase) decrease
       of investment                                           (1,319,155)         13,993
      Proceeds from disposition of investment securities           63,710               -
      Net realized loss on investments, pre-tax                    43,308               -
      Investment securities received for services                       -         (85,000)
      Net purchase of investments                                (338,016)              -
      Loan receivable                                              22,523         (50,000)
      Depreciation and amortization                                   730              97
      Deferred offering costs                                      32,056          (7,239)
      Grant of stock options to directors                          56,205               -
      Other assets                                                 (5,415)         (3,169)
      Accounts payable and credit cards                            71,665          35,434
      Accrued interest and expenses payable                        26,645              14
      Deferred taxes payable                                      171,648               -
      Deposits payable                                                  -          80,072
                                                               -----------     -----------

              Net cash used by operating activities              (353,335)        (68,755)
                                                               -----------     -----------

Cash Flows from Financing Activities
      Proceeds from notes payable                                 145,980          10,519
      Payments on notes payable                                   (25,000)              -
      Stock issued to purchase investment                          82,000               -
      Stock issued pursuant to settlement                          39,840               -
      Sale of stock, net of offering costs                         43,036          45,868
                                                               -----------     -----------

              Net cash provided by financing activities           285,856          56,387
                                                               -----------     -----------

Decrease in Cash                                                  (67,479)        (12,368)
                                                               -----------     -----------
Cash and Cash Equivalents - Beginning of Period                    67,609          13,168
Cash and Cash Equivalents - end of Period                      $      130      $      800
                                                               ===========     ===========


     The accompanying notes are an integral part of the financial statements.
                                       5

                          INFINITY CAPITAL GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               September 30, 2008
                                   (Unaudited)

                       Original
                        Date of                                                          Original       Fair
  Shares   Warrants    Acquisition                                                        Cost         Value
---------------------------------------                                                ------------ ------------

                                       Common stock in controlled affiliates, 28% of net assets


 6,203,960             Jun-08          NPI08, Inc. publicly traded over the counter,      $232,000    $ 319,313
                                       28% of net assets, education and college
                                       preparation company (1)
                                                                                       ------------ ------------

                                       Subtotal                                           $232,000    $ 319,313
                                                                                       ------------ ------------


                                       Noncontrol Affiliate Investments, 133% of net assets


   528,125 (2)         Nov-04          Strategic Environmental & Energy Resources, Inc.   $115,198   $1,109,287
   125,000 (3)         Mar-08          publicly traded over the counter,                    81,526      262,553
            125,000    Mar-08          provider of technology-based industrial services     24,490      144,144
                                       in the environmental, energy and rail transport,
                                       132% of net assets (4)

   817,500             Aug-04          Lumonall, Inc. publicly traded over the counter,    $ 8,175     $ 10,325
                                       global supplier of photoluminescent products,
                                       1% of net assets (5)
                                                                                       ------------ ------------

                                       Subtotal                                           $229,389   $1,526,309
                                                                                       ------------ ------------


                                       TOTAL INVESTMENTS                                  $461,389   $1,845,622
                                                                                       ============ ============

-----------------------------------
(1)  Acquired for a total of $150,000 cash and 102,500 shares of Infinity common stock
(2)  Company reverse split the stock at 1 for 4 shares on January 22, 2008
(3)  Note plus $50,000 cash exchanged for Shares and Warrants of SENR
(4)  Formerly Satellite Organizing Systems, Inc.
(5)  Formerly Midland International Corporation

     The accompanying notes are an integral part of the financial statements.
                                       6

                          INFINITY CAPITAL GROUP, INC.
                       Statements of Changes in Net Assets


                                                                                    NINE-MONTHS
                                                                                       ENDED                YEAR ENDED
                                                                                   SEPTEMBER 30,             DEC. 31,
                                                                                       2008                    2007
                                                                                 ------------------     -------------------
                                                                                    (UNAUDITED)              (AUDITED)

Changes in net assets from operations:
     Net investment income (loss)                                                      $   (21,299)              $ (21,327)
     Net realized gain (loss) on investments, net of tax                                   (28,582)                 32,816
     Net change in unrealized increase (decrease), net of tax                              870,642                  20,324
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from operations                           820,761                  31,813
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
      Net Proceeds from issuance of common stock                                           164,876                 109,596
      Issuance of common stock for debt                                                          -                  36,272
      Grant of director stock options                                                       56,205                       -
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from stock transactions                   221,081                 145,868
                                                                                 ------------------     -------------------

Net increase (decrease) in net assets                                                    1,041,842                 177,681
Net assets at beginning of year                                                            104,754                 (72,927)
                                                                                 ------------------     -------------------

Net assets at end of period                                                            $ 1,146,596               $ 104,754
                                                                                 ==================     ===================












     The accompanying notes are an integral part of the financial statements
                                       7

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2007 Annual Report filed dated December 31, 2007. The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

ACCOUNTING PRONOUNCEMENTS (continued)

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

In April 2008, the FASB issued FSP FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its results of operations or financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

In June 2008, the FASB issued FSP EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

NOTE 2 - INVESTMENTS

As of September 30, 2008, the Company has made investments in five target companies that total approximately $593,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                       DATE              INVESTMENT           COST
------------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock        $ 121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock           75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants               24,490
Heartland, Inc.                                      September 2004    Common Stock           12,500
Fluid Media Networks                                 May 2007          Common Stock           85,000
Lumonall, Inc.**                                     August 2004       Common stock           42,100
NPI08                                                June 2008         Common Stock          232,000
                                                                                           ------------
Total                                                                                      $ 592,936

--------------------------------
* In January 2008, Satellite Organizing Solutions, Inc. changed its name to Strategic Environmental & Energy Resources, Inc.

**   On  July  18,  2005,  Azonic  Corporation   changed  its  name  to  Midland
     International Corporation. On August 16, 2007, Midland International Corporation changed its name to Lumonall, Inc.

In September 2008, the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in the Company's stock valued at $82,000 and $150,000 cash. NPI08 is a publicly traded shell which the Company intends to hold for possible future merger or acquisition.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2008 and December 31, 2007 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company during the nine months ended September 30, 2008 and 2007, incurred expenses of approximately $35,291 and $31,784, respectively, to a company affiliated through an Officer & Director for management fees and expenses.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the nine months ended September 30, 2008, the Company retired notes payable in the amount of $24,020 owed to GHL Group, Inc., a company affiliated through an Officer & Director.

During the nine months ended September 30, 2008 the Company issued a new note for $120,000, bearing interest at 7% to Theodore A. Greenberg, an officer of the Company.

During the nine months ended September 30, 2008, the Company issued and retired a 30-day interest-free note for $25,000, in connection with the purchase of common stock in NPI08, Inc. and issued a new note to an individual investor bearing interest at 7% for $25,000.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE (continued)

Additionally, the Company reached a settlement agreement with two note holders on past due loans calling for the Company to immediately pay $50,000 in cash and issue 100,000 shares on the Company's common stock. The note holders are still owed $75,000 and in accordance with the loan terms received 78,125 shares in Strategic Environmental & Energy Solutions, Inc. The value of the shares issued to the note holders was charged as an expense and is included in the Statement of Operations on the interest expense and settlement costs line. As of September 30, 2008, $253,000 in notes payable plus related accrued interest of $14,182 are in default for lack of repayment by their due date. Of this amount, $75,000 of the notes payable in default are secured by the Company's investment in Strategic Environmental & Energy Solutions, Inc. During the nine month period ended September 30, 2008, the Company incurred interest expense and settlement costs on notes payable of $53,178.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2008, the Company issued 100,000 shares as part of the settlement agreement described in Note 4.

During the nine months ended September 30, 2008, the Company raised $79,700 through the sale of 99,625 shares of its common stock under its Regulation E offering.

During the nine months ended September 30, 2008, the Company charged $36,664 in offering costs related to the full term of its Regulation E offering against Additional Paid in Capital.

During the nine months ended September 30, 2008, the Company issued 102,500 shares of its common stock in connection with the purchase of common stock in NPI08, Inc. The shares issued had a value of $82,000.

During the nine months ended September 30, 2008, the Company granted to 404,000 stock options to non-employee directors that were valued at $56,205 and added to additional paid in capital.

NOTE 6 - STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $56,205 for the nine months ended September 30, 2008. Since all options granted in the period immediately vest, the entire cost of the options was recorded in the period. The related impact on basic and diluted earnings per share for the nine months ended September 30, 2008 was $0.01 per share. There was no impact on the Company's cash flow.

The Company's stock incentive plan is the Infinity Capital Group, Inc. 2008 Stock Option Plan (the "Plan") which is shareholder approved. The Plan provides for the grant of non-qualified stock options to selected employees and directors. The Plan is administered by the Compensation Committee of the Board and authorizes the grant of options 970,934. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)


NOTE 6 - STOCK BASED COMPENSATION PLANS (continued)

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: since the Company's stock had not begun trading at the time of grant, expected volatility was based on historical volatility of the Willshire 5000 stock index. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. Since the initial grant of options immediately vest, the Company has estimated there will be no forfeitures.

During the nine months ended September 30, 2008, 404,000 options were granted, all to the Company's non-employee director,. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2008:

        Risk-free interest rate                                   3.16%
        Expected option life                                    5.0 years
        Expected volatility                                       9.91%
        Expected dividend yield                                   0.0%


Further information relating to stock options is as follows:

                                                                                      Weighted
                                                                      Weighted        Average
                                                       Number         Average        Remaining
                                                         of           Exercise        Contract
                                                       Shares          Price        Life (years)
                                                    --------------    ---------     ------------
Outstanding options at December 31, 2007                        -     $      -
Granted                                                   404,000         0.80            9.85
Exercised                                                       -            -               -
Forfeited/expired                                               -            -               -
                                                                -
                                                    --------------    ---------     ------------
Outstanding options at September 30, 2008                 404,000     $   0.80            9.85
                                                    --------------    ---------     ------------
Exercisable on September 30, 2008                         404,000     $   0.80            9.85

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at September 30, 2008, as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the three months ended September 30, 2008 as no options were exercised during this period.

At September 30, 2008, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 566,934.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Unaudited)

NOTE 7 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by September 30, 2008.

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2008 and the year ended December 31, 2007.

                                                                             NINE MONTHS           YEAR ENDED
                                                                            ENDED SEPT 30,          DEC. 31,
                                                                                 2008                 2007
                                                                           -----------------    ------------------
        Per share information

        Net asset value, beginning of period                                           0.02                (0.01)
                                                                           -----------------    ------------------
           Net investment income (loss) (1)                                           (0.00)                (0.00)

           Net realized and unrealized gain (loss) (1)                                 0.13                  0.01
                                                                           -----------------    ------------------
        Net increase (decrease) in net assets
           resulting from operations (1)                                               0.13                  0.01
        Issuance of common stock, warrants
           and other new equity (1)                                                    0.03                  0.02
                                                                           -----------------    ------------------

        Net asset (deficit) value, end of period                                       0.18                  0.02
                                                                           =================    ==================

        Per share market value, end of period (2)                                 $    0.80                   N/A

        Total Return Based Upon Net Asset Value (3)                                    674%                   N/A

        Ratios and Supplemental Data
        Net assets (deficit), at end of period                                    1,146,596               104,754
        Common shares outstanding at end of period                                6,472,899             6,170,774
        Diluted weighted average number of
           shares outstanding during the year                                     6,376,452             6,103,745
        Ratio of expenses to average net assets (4)(5)                                  46%                 1531%
        Ratio of net increase (decrease) in net assets
           from operations to average net assets (4)(5)                                132%                  314%

        Average Debt Outstanding                                                    205,255               134,509

        Average Debt Per Share (1)                                                     0.03                  0.02

-------------------------------

     (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
          outstanding during the period.
     (2)  Trading began in 2008
     (3)  2007 did not start with positive net assets so cannot compute
     (4) Average net assets were low in 2007 resulting in calculation out of scale
     (5)  Annualized for interim period

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

OVERVIEW

Infinity Capital Group is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed "portfolio" companies. On September 10, 2008, the Company commenced trading on the OTC Bulletin Board under the symbol ICGP.

During the nine months ended September 30, 2008, we acquired 6,203,960 shares of NPI08, Inc. The shares were purchased for a combination of $150,000 cash and 102,500 shares of our common stock valued at $82,000. In connection with the purchase, we issued a $25,000 promissory note to the escrow agent for the transaction which was paid off during the three months ended September 30, 2008. NPI08, Inc. was formerly involved in education and college preparation. NPI08, Inc. trades on the pink sheets under the symbol "NPIE." On October 31, 2008, NPIE signed a merger and investment term sheet with Infotech Global Inc. a privately held Piscataway, NJ based profitable Bio Informatics technology firm.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

During the three-month period ending September 30, 2008, the Company had $466 investment income compared to none for the same period in 2007.

During the three months ended September 30, 2008, the Company realized $36,465 in losses, net of tax benefit, from sale of investments compared to $0 for the three months ended September 30, 2007. The realized losses are from the Company's sale of its investment in Fluid Music Canada, Inc. at a price below the price at which the shares were valued at when received for consulting services.

The Company had a decrease in change in unrealized gains from investments, net of tax, of $(103,103) during the three months ended September 30, 2008 compared to a decrease in the change in unrealized gains from investments, net of tax, of $(79,276) during the three months ended September 30, 2007. The decrease in change in unrealized gains from investments during the three months ended September 30, 2008 is largely a result of the Company's investment in Strategic Environmental & Energy Solutions.

The Company's deferred tax liability decreased by $112,440 during the three months ended September 30, 2008, which relates to a decrease in unrealized gains on the Company's holdings in Strategic Environmental & Energy Solutions and the tax benefit of the Company's net investment loss. The deferred tax amount is after allowing for the Company's net operating losses which had accumulated since inception.

During the three months ended September 30, 2008, the Company incurred expenses for professional fees in the amount of $34,686 compared to $11,052 during the three months ended September 30, 2007. The increase of $23,634 is partially due to fees related to setting up the Company's stock option plan.

The reversal of outstanding accruals resulted in a negative balance in insurance expense for the three months ended September 30, 2008 compared to $10,930 in insurance expense during the three months ended September 30, 2007. Insurance costs consist mainly of costs related to Directors and Officers insurance. The Company has reduced coverage levels on insurance to more appropriate levels resulting in a reduction in insurance costs.

During the three months ended September 30, 2008, the Company incurred management fees and officers' salaries totaling $16,057 compared to $6,780 during the three months ended September 30, 2007. The increase was primarily due to accrual for salary to Theodore A. Greenberg at the rate of $2,000 per month which started in January 2008.

During the three months ended September 30, 2008, the Company incurred director's fees of $56,205 compared to $0 for the three months ended September 30, 2007. This cost is the value of stock options granted to directors in August 2008.

Other general and administrative expenses for the three months ended September 30, 2008 totaled $12,441 compared to $10,255 during the three months ended September 30, 2007.

The Company had a net decrease in net assets from operations of $(220,141) for the three-month period ending September 30, 2008 as compared to a net decrease in net assets from operations of $(122,628) for the three-month period ending September 30, 2007. This represents an additional decrease of $(97,513). The decrease in net assets per share from operations for the three months ended September 30, 2008 was $(0.03) compared to a decrease of $(0.02) for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

During the nine months ended September 30, 2008, the Company had investment income of $932 compared to $100,011 for nine months ended September 30, 2007. The decrease of $99,079 was due to non recurring consulting services to Fluid Media Networks for which the Company received $15,000 in cash and $85,000 in stock during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, the Company realized $(28,582) in losses, net of tax benefit, from sale of investments compared to $0 for the nine months ended September 30, 2007. The realized losses are from the Company's sale of its investment in Fluid Music Canada, Inc. at a price below the price at which the shares were valued at when received for consulting services.

During the nine months ended September 30, 2008, the Company had an increase in change in unrealized gains from investments, net of tax, of $870,642 compared to a decrease of $(13,993) for the nine months ended September 30, 2007. The increase in change in unrealized gains from investments during the nine months ended September 30, 2008 is largely a result of the Company's investment in Strategic Environmental & Energy Solutions.

The Company incurred $171,648 in deferred taxes during the nine months ended September 30, 2008, which relates to unrealized gains on the Company's holdings in Strategic Environmental & Energy Solutions. The deferred tax amount is after allowing for the Company's net operating losses which had accumulated since inception.

The Company incurred expenses for professional fees in the amount of $83,776 during the nine months ended September 30, 2008 compared to $32,198 for the nine months ended September 30, 2007. The increase of $51,578 is due to consulting services related to the Company's investment in Strategic Environmental & Energy Solutions and fees related to setting up the Company's stock option plan.

The Company incurred insurance costs of $1,374 for the nine months ended September 30, 2008 compared to $36,284 for the nine months ended September 30, 2007. The majority of the insurance costs are for Directors and Officers insurance. The Company has reduced coverage levels on insurance to more appropriate levels resulting in a reduction in insurance costs.

During the nine months ended September 30, 2008, the Company incurred management fees and officers' salaries totaling $53,291 compared to $31,784 during the nine months ended September 30, 2007. The increase was primarily due to accrual of salary to Theodore A. Greenberg, an officer and director of the Company, at the rate of $2,000 per month which started in January 2008.

During the nine months ended September 30, 2008, the Company incurred director's fees of $56,205 compared to $0 for the nine months ended September 30, 2007. This cost is the value of stock options granted to directors in August 2008.

Other general and administrative expenses for the nine-month period ending September 30, 2008, totaled $36,546 compared to $30,432 for the same nine-month period ending September 30, 2007.

The Company had a net increase in net assets from operations of $820,761 for the nine months ended September 30, 2008 as compared to a net decrease of $(52,957) for the nine months ended September 30, 2007. This represents a positive change of $873,718. The increase in net assets per share from operations for the nine months ended September 30, 2008 was $0.13 compared to a decrease of $(0.01) for the nine months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand of $130 at September 30, 2008. The Company owns stock in three small public companies which it may sell in increments for capital. The Company has current liabilities of $571,269. The Company expects to raise capital in connection with its proposed Regulation E offering and anticipates that the funds available from this offering and sale of stock investments would provide required working capital for the next twelve months.

The notes payable of the Company decreased during the quarter from $278,000 to $253,000 and are included in current liabilities.

GOING CONCERN

Prior to 2008, the Company had accumulated significant losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. The Company's most valuable assets are investment securities with limited liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations of the Company through advances from existing shareholders and the sale of its securities including as part of the Company's proposed Regulation E offering, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. The Company plans to file a new Regulation E offering circular with the Securities and Exchange Commission in the fourth quarter of 2008 and will actively seek additional capital.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the Registrant's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2008, 100,000 shares of the Company's restricted common stock were issued as part of a settlement agreement with an existing note holder.

During the nine months ended September 30, 2008, 102,500 shares of the Company's restricted common stock were issued in connection with the purchase of common stock in NPI08, Inc., $32,000 of the shares were issued to the selling shareholders of NPI08, Inc. and $50,000 of the shares were issued to NPI08, Inc.'s to utilize in settling its liabilities.

During the nine months ended September 30, 2008 the Company granted 404,000 options to purchase Company stock at $0.80 per share to non-employee directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2008, the Company filed a Preliminary Information Statement Pursuant to 14(c) of The Securities and Exchange Act of 1934 in connection with the adoption of Infinity's 2008 Stock Option and Award Plan and the adoption of Infinity's 2008 Management Incentive Program. At this time, the Company is in the process of finalizing the document for mailing to its shareholders.

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





                                         INFINITY CAPITAL GROUP, INC.
                                         ----------------------------
                                                (Registrant)




Dated: November 14, 2008                 By: /s/Gregory H. Laborde
                                         -------------------------
                                          Gregory H. Laborde,
                                          Principal Executive Officer,
                                          President & Chief Executive Officer



Dated: November 14, 2008                 By: /s/Theodore A. Greenberg
                                         ----------------------------
                                          Theodore A. Greenberg,
                                          Principal Accounting Officer,
                                          Chief Financial Officer,
                                          Chief Investment Officer &
                                          Secretary