Form 10-K
period 2008-12-31
INFINITY CAPITAL GROUP, INC.
filed 2009-03-31
CIK 1118974

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2008

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 814-00708

                          INFINITY CAPITAL GROUP, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                       16-1675285
----------------------------------                   ------------------------
 State or other jurisdiction of                          I.R.S. Employer
  incorporation or organization                        Identification No.

              80 Broad Street, 5th Floor, New York, New York 10004
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 962-4400

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                         Name of each exchange
                                                         on which registered
----------------------------------                     ------------------------
         Not Applicable                                    Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, $0.001
                              --------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                               Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                          |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                          |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

------------------------------ --------  --------------------------- -----------
Large accelerated filer          [___]   Accelerated filer               [___]
------------------------------ --------  --------------------------- -----------
Non-accelerated filer            [___]   Smaller reporting company       [_X_]
(Do not check if a smaller
 reporting company)
------------------------------ --------  --------------------------- -----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $895,196 as of March 26, 2009.

There were 6,513,399 shares outstanding of the registrant's Common Stock as of March 30, 2009.

                                    TABLE OF CONTENTS

                                          PART I

ITEM 1         Business                                                                       4
ITEM 1 A.      Risk Factors                                                                   19
ITEM 1 B.      Unresolved Staff Comments                                                      29
ITEM 2         Properties                                                                     29
ITEM 3         Legal Proceedings                                                              30
ITEM 4         Submission of Matters to a Vote of Security Holders                            30

                                         PART II

ITEM 5         Market for Registrant's Common Equity, Related Stockholder Matters and         30
               Issuer Purchases of Equity Securities
ITEM 6         Selected Financial Data                                                        32
ITEM 7         Management's Discussion and Analysis of Financial Condition and Results of     32
               Operations
ITEM 7 A.      Quantitative and Qualitative Disclosures About Market Risk                     35
ITEM 8         Financial Statements and Supplementary Data                                    36
ITEM 9         Changes in and Disagreements with Accountants on Accounting and Financial      37
               Disclosure
ITEM 9 A.      Controls and Procedures                                                        37
ITEM 9 A(T).   Controls and Procedures                                                        37
ITEM 9B        Other Information                                                              38

                                         PART III

ITEM 10        Directors, Executive Officers, and Corporate Governance                        38
ITEM 11        Executive Compensation                                                         43
ITEM 12        Security Ownership of Certain Beneficial Owners and Management and Related     47
               Stockholder Matters
ITEM 13        Certain Relationships and Related Transactions, and Director Independence      48
ITEM 14        Principal Accounting Fees and Services                                         49

                                         PART IV

ITEM 15        Exhibits, Financial Statement Schedules                                        50
SIGNATURES                                                                                    51

NOTE ABOUT FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

THE FOLLOWING IS A SUMMARY OF SOME OF THE INFORMATION CONTAINED IN THIS DOCUMENT. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "WE," "US," "OUR," "INFINITY," OR THE "COMPANY" ARE TO INFINITY CAPITAL GROUP, INC.

HISTORY OF INFINITY CAPITAL GROUP, INC.

Infinity Capital Group, Inc. is a non-diversified closed-end management investment company which has filed a notice of election to be regulated as a business development company under the 1940 Act. Infinity was incorporated on July 8, 2003, in Maryland. The Company has its principal office located at 80 Broad Street, 5th Floor, New York, New York 10004, and its telephone number is
(212) 962-4400. The Company maintains a website at WWW.INFINITYBDC.COM, such website is not incorporated into this document.

During the year ended December 31, 2008 Infinity's portfolio company Satellite Organizing Solutions, Inc. changed its name to Strategic Environmental & Energy Resources, Inc. ("SEER") and reverse split its stock 1 for 4 shares. SEER subsequently acquired all the outstanding interests in Resource Environmental Group Services, LLC ("REGS") and Tactical Cleaning Company, LLC in an all stock transaction.

In September 2007, the Company was issued a $50,000 promissory note by REGS. During the year ended December 31, 2008 the Company converted the promissory note into 62,500 shares of SEER and purchased an additional 62,500 shares of SEER for $50,000. In conjunction with the conversion and purchase the Company received 125,000 warrants to purchase additional shares in SEER at $1 per share.

During the year ended December 31, 2008, we acquired 6,203,960 shares of NPI08, Inc. The shares were purchased for a combination of $150,000 cash and 102,500 shares of our common stock valued at $82,000. In connection with the purchase, we issued a $25,000 promissory note to the escrow agent for the transaction which was paid off during the three months ended September 30, 2008. NPI08, Inc. was formerly involved in education and college preparation. NPI08, Inc. trades on the pink sheets under the symbol "NPIE."

On October 31, 2008, NPIE signed a merger and investment term sheet with Infotech Global Inc. ("IGI") a privately held Piscataway, NJ based profitable

Bio Informatics technology firm. Infinity was unable to enter a formal merger agreement with IGI during its exclusivity period under the term sheet. Infinity is continuing to negotiate with IGI.

GENERAL DESCRIPTION OF INFINITY

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

CURRENT PORTFOLIO COMPANIES

The following table sets forth certain information as of December 31, 2008 regarding each portfolio company in which the Company had an investment. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.

 NAME & ADDRESS    NATURE OF ITS                  % OF CLASS                       FAIR VALUE AT
  OF PORTFOLIO       PRINCIPAL      TITLE OF       HELD BY          COST OF         DECEMBER 31,
    COMPANY           BUSINESS      SECURITIES     INFINITY        INVESTMENT           2008
----------------- ----------------- ----------- --------------- ----------------- -----------------
Lumonall, Inc.    Photoluminescent  Common               0.57%            $7,225            $2,294
3565 King Road,   Products          Stock
Unit 102
King City, ONT
L7B 1M3

Strategic         Industrial        Common               3.00%          $196,724          $694,882
Environmental &   Services For      Stock
Energy            Environmental,
Resources, Inc.   Energy and Rail   Warrants             0.50%           $24,490           $26,899
(Pink Sheets:     Transport         to buy
SENR)                               Common
7801 Brighton                       Stock
Road
Commerce City,
Co 80022

NPI08, Inc.       Education and     Common              87.85%          $232,000          $244,852
(Pink Sheets:     College           Stock
NPIE)             Preparation
80 Broad          Company
Street, 5th
Floor
New York, NY
10004

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

o The company has a positive EBITDA run rate, or through deleveraging and/or through additional equity capitalization, the company will have a positive EBITDA; and

o The company has cash or other ability to fund its operations for a minimum of six months.

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

We expect to realize value for our shareholders by selling the equity securities of our portfolio companies for a profit, either to private investors or by taking the portfolio companies public. We do not anticipate paying any dividends or making other distributions until such time as we realize proceeds from the sale of one of our investments. Until such time as Infinity is qualified and the board of directors deems it appropriate to make the election to be taxed as a regulated investment company ("RIC") under the Internal Revenue Code, dividends will be declared as deemed appropriate by our Board of Directors. If RIC status is elected, then dividends will be paid out in accordance with the RIC rules. We may not be successful in selling any equity securities of our portfolio companies for a profit at any time in the future.

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

Our investment will typically be negotiated directly with the issuer in private transactions. Our investments in portfolio companies may be in the form of common stock or in the form of preferred stock and/or debentures that is convertible into common stock under certain circumstances, including the sale by the company of shares of its common stock in an initial public offering or secondary distribution, post merger with a publicly traded company. Preferred stock offers many advantages over common stock, including:

o In the event the company is liquidated or sold, the holders of preferred stock receive payment prior to and in preference to the holders of common stock.

o Preferred stockholders typically have protective provisions that can have the effect of prohibiting certain transactions, including a sale of the company, unless the holders of a majority of the preferred stock approve such transaction.

o Holders of preferred shares are often granted the right to elect one or more members of the company's board of directors.

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

     In addition, consideration of an investment in mezzanine and growth stage companies will require a careful evaluation of their financial records, including an evaluation of the following:

     o Financial statements and notes to the financial statements including: management discussion of operations and liquidity; details regarding all forms of actual compensation of management and affiliates to compensation by the entity; number of shares outstanding at the beginning of the period and the end of the period and an explanation of the difference, if any; and a detailed discussion of the entity's rights and obligations under any joint ventures entered into along with a full discussion of any conflicts of interest management may have in entering into such joint ventures on behalf of the entity;

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

     o    An  opinion  from  legal   counsel   regarding   the  fully  paid  and
          nonassessable character of the company's shares; and

     o    All shareholder correspondence with the company for the last year.

LACK OF DIVERSIFICATION. As a BDC, we must invest at least 70% of our total assets in Qualifying Assets consisting of eligible portfolio companies and certain other assets including cash and cash equivalents. In order to be eligible to receive favorable pass-through tax treatment on its distributions to its shareholders, we intend over time to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of size of the current Offering, and our plan to invest in no more than six to eight eligible portfolio companies, we will initially be classified as a "non-diversified" closed end investment company under the 1940 Act. Until we qualify as a RIC and the board of directors deems it appropriate to make the election, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code nor will we receive favorable pass through tax treatment on distributions made to shareholders. We plan to raise additional funds in the future and to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We may not be able to raise any additional funds nor meet those requirements and/or the board of directors may not deem it appropriate to make the RIC election.

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

RESERVE MANAGEMENT. We may retain reserves for a number of years after the Offering Close Date in order to have sufficient funds for equity-oriented follow-on investments in portfolio companies. We intend to sell additional common stock to meet the funding requirements for such follow on investments. If such sales are successful, we expect to have cash reserves. In order to enhance the rate of return on these reserves and increase the amounts ultimately available for equity-oriented investments and our management fees, we plan to engage in a reserve management strategy that may include making secured loans to portfolio companies, potential portfolio companies, or similar types of corporations. We also expect to invest some portion of these reserves in either publicly traded securities or in mutual funds, subject to applicable legal limits or SEC exemptive orders.

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

At December 31, 2008, the Company had a net asset value of $429,572, which is $0.07 per share. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors. In making its determination, our board of directors considers valuation appraisals provided by an independent valuation service provider. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

ACCESS TO SEC REPORTS

Infinity Capital Group, Inc.'s internet website address is WWW.INFINITYBDC.COM, which is not incorporated in and is not a part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through a link on our website to the Securities and Exchange Commission's website. It is the intention of management to publish these reports on the Company's web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Until the reports are available on the company's web site anyone can request the report from the Company at the above address and the Company will furnish the report free of charge.

ITEM 1A. RISK FACTORS


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

IF WE ARE UNABLE TO SATISFY INTERNAL REVENUE CODE REQUIREMENTS FOR QUALIFICATION AS A RIC AND/OR OUR BOARD OF DIRECTORS DEEMS IT NOT APPROPRIATE TO MAKE THE RIC ELECTION, THEN WE WILL BE SUBJECT TO CORPORATE-LEVEL INCOME TAX, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND COULD ADVERSELY EFFECT OUR FINANCIAL CONDITION.

If the Board of Directors deems it appropriate and we elect, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. We will not qualify for this pass-through tax treatment if we are unable to comply with the source of income, diversification, or distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure could have a material adverse effect on us and the net asset value of our common stock.

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

NON-DIVERSIFIED STATUS.

We will be initially classified as a "non-diversified" investment company under the 1940 Act. At such time as we meet certain asset diversification requirements, we may qualify and elect to be treated as a RIC under the Internal Revenue Code and will thereafter seek to meet the diversification standards thereunder. Nevertheless, our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

                           RISKS RELATING TO OUR STOCK

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR SHARES AND SIGNIFICANT TRADING ACTIVITY MAY OR MAY NOT COMMENCE IN THE REASONABLE NEAR FUTURE. ADDITIONALLY, BECAUSE WE ARE A CLOSED END INVESTMENT COMPANY, OUR SHARES MAY TRADE AT A DISCOUNT TO NET ASSET VALUE.

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

                              RISKS OF THE COMPANY

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR SHARES AND SIGNIFICANT TRADING ACTIVITY MAY OR MAY NOT COMMENCE IN THE REASONABLE NEAR FUTURE. ADDITIONALLY, BECAUSE WE ARE A CLOSED END INVESTMENT COMPANY, OUR SHARES MAY TRADE AT A DISCOUNT TO NET ASSET VALUE.

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

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

NON-DIVERSIFIED STATUS.

We will probably be initially classified as a "non-diversified" investment company under the 1940 Act. At such time as we meet certain asset diversification requirements, we may qualify and elect to be treated as a RIC under the Internal Revenue Code and will thereafter seek to meet the diversification standards thereunder. Nevertheless, our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

COMPETITION FOR INVESTMENTS.

We expect to encounter competition from other entities having similar investment objectives, some of whom may have greater resources than us. Historically, the primary competition for venture capital investments has been from venture capital funds and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Additional competition is anticipated from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. Furthermore, our need to comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify and elect to be treated as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict our flexibility as compared with our competitors. Many of our competitors are subject to regulatory requirements substantially different from those to which we are subject, and, as a consequence, they may have a competitive advantage to the extent that the regulations under which we operate restrict our ability to take certain actions. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. We anticipate being a co-investor with other professional venture capital groups, and these relationships with other groups may expand our access to investment opportunities.

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

In late 2006 the SEC expanded the definition of eligible portfolio company to include all domestic operating companies that had no class of securities on a national securities exchange. On July 21 2008, the SEC adopted rules providing for an additional definition of eligible portfolio company, and expands the ability of business development companies (BDCs) to invest in small cap companies that list a class of securities on an exchange. The new rules provides for the expansion of the definition of "eligible portfolio company" to include certain public companies that list their securities on a national securities exchange. The SEC amended the definition of "eligible portfolio company" to include, a domestic operating company with a class of securities on a national exchange may now qualify, so long as the company has a market capitalization of less than $250 million (not subject to future adjustment for inflation) computed as of any date in the 60 days prior to the BDC's acquisition of the company's securities. A BDC follow on investment in such company more than 60 days after the company's market capitalization was last below $250 million generally would be considered an investment in an eligible portfolio company. If at the time of the original investment by the BDC the company met the definition of eligible portfolio company, and subsequently would not meet the definition because the company no longer meets the requirements of the rule (i.e. following the BDC's initial investment(s) in the company, the company listed its securities on an Exchange), subject to certain conditions. These conditions permit a BDC to make a follow-on investment only if the BDC, at the time of the follow-on investment:
(1) owns at least 50% of (a) the greater number of equity securities of such company, including securities convertible into or exchangeable, for such securities, and (b) the greater amount of certain debt securities of such company held by the BDC at any time during the period when such company was an eligible portfolio company; and (2) is one of the twenty largest holders of record of the company's outstanding voting securities.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.


ITEM 2. PROPERTIES

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a lease effective December, 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended December 31, 2008 and 2007 was approximately $2,885 and $3,783, respectively.

REAL PROPERTY

None.

MINERAL PROPERTIES

None.


ITEM 3. LEGAL PROCEEDINGS

Infinity anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Infinity cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 25, 2008, the Company's common stock was approved for trading on the OTC Bulletin Board by FINRA. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ICGP".

MARKET INFORMATION
                                                    HIGH               LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
                                                 ------------      -------------
Quarter Ended March 31, 2008                         $--               $--

Quarter Ended June 30, 2008                           --                --

Quarter Ended September 30, 2008                     0.80              0.55

Quarter Ended December 31, 2008                      0.60              0.40


The above quotations reflect inter-dealer prices, without mark-up,  mark-down or
commission,   as  reported  through  Bloomberg  and  may  not  represent  actual transactions.

HOLDERS

As of December 31, 2008, the Company had approximately 42 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

PENNY STOCK RULES

The shares of Company common stock are covered by Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons' compensation.

Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules.


DIVIDEND POLICY

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its inception, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. However, the Company may from time to time distribute shares or interests in portfolio companies.

SHARES ELIGIBLE FOR FUTURE SALE

Infinity currently has 6,513,399 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of Infinity, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Infinity will be required to comply with the resale limitations of Rule 144. Of these shares a total of 1,749,891 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Infinity. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of its securities from January 1, 2008 through December 31, 2008.

    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- ---------------  ---------------------  ----------------------
1/17/2008                  Common stock           50,000       Settlement Agreement   Business Associate

1/17/2008                  Common stock           50,000       Settlement Agreement   Business Associate
6/17/2008                  Common stock           40,000        NPI108 Acquisition    Business Associate
6/17/2008                  Common stock           62,500        NPI108 Acquisition    Business Associate
                                                               Exercise of Class A
11/15/2008                 Common stock           40,500             Warrants         Business Associate

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

Infinity Capital Group, Inc. did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 19 AND ELSEWHERE IN THIS REPORT.

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

During the year ended December 31, 2008, we acquired 6,203,960 shares of NPI08, Inc. The shares were purchased for a combination of $150,000 cash and 102,500 shares of our common stock valued at $82,000. In connection with the purchase, we issued a $25,000 promissory note to the escrow agent for the transaction which was paid off during the three months ended September 30, 2008. NPI08, Inc. was formerly involved in education and college preparation. NPI08, Inc. trades on the pink sheets under the symbol "NPIE." On October 31, 2008, NPIE signed a merger and investment term sheet with Infotech Global Inc. a privately held Piscataway, NJ based profitable Bio Informatics technology firm. Infinity was unable to enter a formal merger agreement with IGI during its exclusivity period under the term sheet. Infinity is continuing to negotiate with IGI.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.


RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2008  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2007

The Company recognized $1,406 in investment income during the year ended December 31, 2008 compared to $100,015 during the year ended December 31, 2007. The decrease of $98,609 was a result of one-time consulting fees in the year ended December 31, 2007, received from Fluid Media Networks which did not repeat in the year ended December 31, 2008. The fees consisted of $15,000 in cash and $85,000 in stock.

Total expenses during the year ended December 31, 2008 were $308,158 compared to $155,317 during the year ended December 31, 2007. The increase of $152,841 was a result of an increase of $56,205 in non-cash director fees resulting from the issuance of 404,000 options to purchase the Company's stock pursuant to the shareholder approved 2008 Stock Option Plan, an increase of $46,179 in interest and settlement costs pursuant to a settlement agreement with two of the Company's debtors under which they received partial repayment of their loan and were issued 100,000 shares of the Company's stock, and increase of $30,190 in management fees and officers' salary primarily due to accrual of salary to Mr. Greenberg beginning January 1, 2008 in the amount of $2,000 per month, and an increase of $52,103 in professional fees due to consulting services related to the Company's investment in Strategic Environmental and Energy Solutions and fees related to setting up the Company's stock option plan offset by a decrease of $34,910 in insurance expenses related to a decrease in insurance and coverage levels.

During the year ended December 31, 2008, the Company had a net investment loss of $170,628 compared to a net investment loss of $21,327 in the year ended December 31, 2007. The increase of $149,301 is a result of the $98,609 decrease in investment income and the $155,317 increase in total expenses, described above, offset by an increase of $102,149 in income tax benefit provision.

During the year ended December 31, 2008, the Company had net realized and unrealized gains of $264,240 (net of income taxes of $136,124) compared to net realized and unrealized gains of $53,140 (net of income taxes of $13,633) during the year ended December 31, 2007. In 2008, the gains are largely the result of an increase in value in the Company's investment in Strategic Environmental and Energy Solutions. In 2007, the gains were from the sale of Midland International Corp. stock (name change to Lumonall, Inc. in 2007) and the increase in value of the Company's investments in Satellite Organizing Solutions, Inc. (name change to Strategic Environmental and Energy Solutions in 2008).

During the year ended December 31, 2008, the Company had a net increase in net assets from operations of $93,612 compared to a net increase in net assets of $31,813 during the year ended December 31, 2007. The increase in net assets was a result of the increase in net realized and unrealized gains offset by the decrease in investment income and increase in total expenses, as discussed above.

Net assets per share from operations increased $0.01 per share during the year ended December 31, 2008 and increased by $0.01 per share during the year ended December 31, 2007. While the Company had small operating profits during the years ended December 31, 2008 and December 31, 2007, the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at December 31, 2008 of $2,891 compared to $67,609 at December 31, 2007. Current liabilities exceed current assets by $566,382. The Company had $724,075 in non-controlled affiliate investments and $244,852 in controlled investments at December 31, 2008. The Company expects to raise capital in connection with a Regulation E offering and anticipates that the funds available from the offering would provide required working capital for the next twelve months.

The notes payable of the Company increased from $132,020 as of December 31, 2007 to $260,800 as of December 31, 2008. This net increase was attributable to the following: i) In the first quarter of 2008, the Company sold Theodore A. Greenberg a $50,000 promissory note the proceeds from which were invested in Strategic Environmental and Energy Solutions, the Company made partial repayment of loans to two lenders as part of a settlement agreement in which the lenders were issued 100,000 shares of the Company's stock and as part funding of agreement a promissory note of $24,020 due Gregory H. Laborde was canceled. (ii) In the second quarter of 2008, the Company sold a $25,000 promissory Note to an individual and a $70,000 promissory note to Theodore A. Greenberg the proceeds of both were invested in NPI08, Inc. (iii) In the fourth quarter of 2008, the Company sold a $7,800 of promissory note to Theodore A. Greenberg the proceeds of which were uses for general corporate purposes.

During the year ended December 31, 2008, the Company used $400,556 in operating activities. During the year ended December 31, 2007, the Company used $68,707 in operating activities. The increase of $331,849 was primarily the purchase of investments in Strategic Environmental and Energy Services and NPI08. During the year ended December 31, 2008, the Company had an increase in other assets of $3,944, an increase in accounts payable of $72,485 and an increase in accrued expenses of $30,862.

During the years ended December 31, 2008 and 2007, the Company did not use or receive funds from its investing activities. During the year ended December 31, 2008, the Company received funds of $335,838 from financing activities. The Company received funds of $153,780 from notes payable and made payments of $25,000 on notes payables. The Company received funds of $53,162 from the sale of common stock. The Company issued shares of its common stock valued at $82,000 as partial payment for the Company's investment in NPI08 and the Company issued shares of the Company's common stock valued at $39,840 as part of a settlement agreement with two lenders. During the year ended December 31, 2007, the Company received funds of $123,148 from its financing activities.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2007 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company's business activities contain elements of risk. Neither our investments nor an investment in us is intended to constitute a balanced investment program.

A substantial portion of our assets is comprised of small publicly traded companies whose market for their securities are thinly traded, and small private companies seeking expansion. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have limited history of operations. Because of the speculative nature and the lack of or limited public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when our private equity investments become publicly traded, the market for the unseasoned publicly traded securities may be relatively illiquid.

Because there is typically no or a limited public market for our interests in the small companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by or under the direction of our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a liquid ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments." Changes in valuation of any of our investments in public and privately held companies from one period to another may be volatile.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Infinity Capital Group, Inc. for the year ended December 31, 2008 appear as pages F-1 through F-21.

                          INFINITY CAPITAL GROUP, INC.

                              FINANCIAL STATEMENTS


                            December 31, 2008 & 2007

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS



                                                                         PAGE
                                                                        ------
REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM

       Larry O'Donnell, P.C.                                              F-3
       Ronald R. Chadwick, P.C.                                           F-4

FINANCIAL STATEMENTS

                  Balance sheets                                          F-5
                  Statements of operations                                F-6
                  Statements of changes in net assets                     F-7
                  Statements of cash flows                                F-8
                  Schedule of investments                               F-9-F-10
                  Notes to financial statements                        F-11-F-21

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2008, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2008 and 2007 and the results of its operations, changes in net assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/LARRY O'DONNELL, CPA, P.C.
March 30, 2009

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

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
March 25, 2009                                          RONALD R. CHADWICK, P.C.

                                                INFINITY CAPITAL GROUP, INC.
                                                       Balance Sheets

                                                                                            December           December
                                                                                            31, 2008           31, 2007
                                                                                         ---------------     --------------


Assets

         Investments in noncontrolled affiliates (Cost - $228,439 and $94,064)           $      724,075      $      94,660
         Controlled Investments (Cost - $232,000 and $136,326)                                  244,852            200,809
         Promissory Note                                                                         27,477             50,000
         Cash                                                                                     2,891             67,609
         Deferred offering costs                                                                  4,608             36,664
         Other assets                                                                             9,775              6,991
                                                                                         ---------------     --------------

                Total assets                                                                 $1,013,678           $456,733
                                                                                         ===============     ==============

Liabilities

         Accounts payable                                                                $      266,417      $     193,932
         Accrued expenses payable                                                                56,889             26,027
         Notes payable                                                                          260,800            132,020
                                                                                         ---------------     --------------

                Total liabilities                                                               584,106            351,979
                                                                                         ---------------     --------------

Net Assets                                                                                      429,572      $     104,754
                                                                                         ===============     ==============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issuedor outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized
                6,513,399 and 6,170,774 issued and outstanding                           $        6,513      $       6,171
                respectively

         Additional paid-in capital                                                             765,756            534,892
         Accumulated income (deficit)
                Accumulated net operating (deficit)                                            (866,226)          (695,859)
                Net realized gain on investments, net of tax                                    178,794            207,466
                Net unrealized increase of investments, net of tax                              344,735             52,084
                                                                                         ---------------     --------------

Net Assets                                                                               $      429,572      $     104,754
                                                                                         ===============     ==============

Net Asset Value Per Share                                                                $         0.07      $        0.02
                                                                                         ===============     ==============








     The accompanying notes are an integral part of the financial statements
                                      F-5

                                                INFINITY CAPITAL GROUP, INC.
                                                  STATEMENTS OF OPERATIONS


                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                               2008              2007
                                                                                           --------------    --------------

Investment Income
        Investment fees                                                                                -                 -
        Interest Income                                                                            1,406                15
        Consulting fees                                                                                -           100,000
                                                                                           --------------    --------------

Total Investment Income                                                                            1,406           100,015
                                                                                           --------------    --------------

Expenses
        Salaries and wages                                                                        24,000                 -
        Director Fees                                                                             56,205                 -
        Management fees                                                                           44,367            38,177
        Professional fees                                                                         80,741            28,638
        Insurance                                                                                  1,374            36,284
        General and administrative                                                                44,000            40,926
        Interest & Settlement Costs                                                               57,471            11,292
                                                                                           --------------    --------------

Total Expenses                                                                                   308,158           155,317
                                                                                           --------------    --------------

Net Investment Income (Loss) before taxes                                                       (306,752)          (55,302)
                                                                                           --------------    --------------

Provision for income tax                                                                        (136,124)          (33,975)
                                                                                           --------------    --------------

Net investment income (loss)                                                                    (170,628)          (21,327)

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                                (28,410)           32,816
     Net change in unrealized increase (decrease),
       net of tax                                                                                292,651            20,324
                                                                                           --------------    --------------

Net realized and unrealized gains (losses)                                                       264,240            53,140
                                                                                           --------------    --------------

Net increase (decrease) in net assets
     from operations                                                                       $      93,612     $      31,813
                                                                                           ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                    $        0.01     $        0.01
  Diluted                                                                                  $        0.01     $        0.01
                                                                                           ==============    ==============

Weighted average number of shares outstanding
  Basic                                                                                        6,375,601         6,054,204
  Diluted                                                                                      6,573,138         6,103,745
                                                                                           ==============    ==============


     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                             Statements of Changes in Net Assets



                                                                                    YEAR ENDED              YEAR ENDED
                                                                                   DECEMBER 31,            DECEMBER 31,
                                                                                       2008                    2007
                                                                                 ------------------     -------------------


Changes in net assets from operations:
     Net investment income (loss)                                                $        (170,628)     $          (21,327)
     Net realized gain (loss) on investments, net of tax                                   (28,410)                 32,816
     Net change in unrealized increase (decrease), net of tax                              292,651                  20,324
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from operations                            93,612                  31,813
                                                                                 ------------------     -------------------

Capital stock transactions:
      Proceeds from issuance of common stock                                               175,001                 109,596
      Issuance of common stock for debt                                                          -                  36,272
      Grant of director stock options                                                       56,205
                                                                                 ------------------     -------------------

           Net increase (decrease) in net assets from stock transactions                   231,206                 145,868
                                                                                 ------------------     -------------------

Net increase (decrease) in net assets                                                      324,818                 177,681
Net assets at beginning of year                                                            104,754                 (72,927)
                                                                                 ------------------     -------------------

NET ASSETS AT END OF PERIOD                                                      $         429,572      $          104,754
                                                                                 ==================     ===================


















     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                   Statement of Cash Flows

                                                                                                    Year Ended
                                                                                         December 31,         December 31,
                                                                                           2008                  2007
                                                                                       --------------       ---------------


Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                             $      93,612        $       31,813

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments, pre-tax                (443,410)              (33,317)
        Proceeds from disposition of investment securities                                    65,072                86,833
        Net realized (gain) loss on investments, pre-tax                                      43,046               (53,797)
        Investment securities received for services                                                                (85,000)
        Net purchase of investments                                                         (338,166)
        Loan receivable and accrued interest                                                  22,523               (50,000)
        Depreciation and amortization                                                          1,159                   195
        Grant of stock options to directors                                                   56,205
        Other assets                                                                          (3,944)               (7,186)
        Accounts payable                                                                      72,485                39,863
        Accrued expenses payable                                                              30,862                 1,889
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                      (400,556)              (68,707)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                          153,780                74,520
        Payments on notes payable                                                            (25,000)              (90,001)
        Deferred Offering Costs                                                               32,056                (7,239)
        Stock Issued to Purchase Investment                                                   82,000
        Stock Issued Pursuant to Settlement                                                   39,840
        Sale of common stock, net of offering costs                                           53,162               145,868
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                       335,838               123,148
                                                                                       --------------       ---------------

Increase (Decrease) in Cash                                                                  (64,718)               54,441
Cash and Cash Equivalents - Beginning of Period                                               67,609                13,168
                                                                                       --------------       ---------------
Cash and Cash Equivalents - end of Period                                                      2,891                67,609
                                                                                       ==============       ===============


     The accompanying notes are an integral part of the financial statements

                                                 SCHEDULE OF INVESTMENTS
                                                    December 31, 2008
                        Original
                        Date of                                                            Original               Fair
  Shares      Warrants  Acquisition                                                          Cost                 Value
-----------   --------  -----------                                                       ----------          ------------
                                         Common stock in controlled affiliates,
                                         57% of net assets


 6,203,960              Jun-08           NPI08, Inc. publicly traded over the counter,     $232,000             $ 244,852
                                         57% of net assets, education and college
                                         preparation company (1)
                                                                                          ----------          ------------

                                         Subtotal                                          $232,000             $ 244,852
                                                                                          ----------          ------------

                                         Noncontrol Affiliate Investments,
                                         169% of net assets


   528,125 (2)          Nov-04           Strategic Environmental & Energy Resources Inc    $115,198             $ 561,890
   125,000 (3)          Mar-08           publicly traded over the counter,                   81,526               132,992
             125,000    Mar-08           provider of technology-based industrial services    24,490                26,899
                                         in the environmental, energy and rail transport,
                                         168% of net assets (4)

   717,500              Aug-04           Lumonall, Inc. publicly traded over the counter,   $ 7,225               $ 2,294
                                         global supplier of photoluminescent products,
                                         1% of net assets (5)
                                                                                          ----------          ------------

                                         Subtotal                                          $228,439             $ 724,075
                                                                                          ----------          ------------

                                         TOTAL INVESTMENTS                                 $460,439             $ 968,927
                                                                                          ==========          ============
--------------------
(1)  Acquired for a total of $150,000 cash and 102,500 shares of Infinity common stock
(2)  Company reverse split the stock at 1 for 4 shares January 22, 2008
(3)  Note plus $50,000 cash exchanged for Shares and Warrants of SENR
(4)  Formerly Satellite Organizing Systems, Inc.
(5)  Formerly Midland International Corporation

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

As of December 31, 2008, all securities in NPI08, Inc. and Strategic Environmental & Energy Resources, Inc. owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer these securities is limited.

The Company owns more than 25% of the outstanding common stock of NPI08, Inc.

     The accompanying notes are an integral part of the financial statements

                                                    INFINITY CAPITAL GROUP, INC.
                                                      SCHEDULE OF INVESTMENTS
                                                         December 31, 2007
                     Original
                      Date of                                                                   Original                Fair
    Shares          Acquisition                                                                   Cost                 Value
----------------  ---------------                                                         -------------------   -------------------
                                   Common stock in controlled affiliates

      2,500,000          Nov-04    Satellite Organizing Solutions, Inc.,
                                   publicly traded over the counter,
                                   communications & business systems
                                   design and consulting                                          $ 136,326             $ 200,809
                                                                                         -------------------   -------------------

                                   Subtotal                                                       $ 136,326             $ 200,809
                                                                                         -------------------   -------------------

                                   Common stock in non-controlled affiliates

        906,385          Aug-04    Lumonall Inc., publicly traded over the counter,
                                   global supplier of photoluminescent products (1)                 $ 9,064              $ 41,535

         21,250          Apr-07    Fluid Media Networks, Inc. privately held,                      $ 85,000              $ 53,125
                                                                                         -------------------   -------------------

                                   Subtotal                                                        $ 94,064              $ 94,660
                                                                                         -------------------   -------------------

                                   Promissory Notes

                         Sep-07    Resource Environmental Group Services,
                                   Due 11/30/07, 10% Per Annum                                     $ 50,000              $ 50,000
                                                                                         -------------------   -------------------

                                   Subtotal                                                        $ 50,000              $ 50,000
                                                                                         -------------------   -------------------


                                   TOTAL INVESTMENTS                                              $ 280,390             $ 345,469
                                                                                         ===================   ===================
-----------------------------
  (1) Formerly Midland International Corporation

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

As of December 31, 2007, all of the securities owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer the securities in its portfolio is limited.

The Company owns more than 25% of the outstanding common stock of Satellite Organizing Solutions. Solutions, Inc.

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

ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the years ended December 31, 2008 and 2007.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" in accounting for employee stock-based compensation. For the year ended December 31, 2008 404,000 options to purchase the Company's common stock were issued to the Company's independent directors pursuant to the Company's 2008 stock option plan. No stock-based compensation was issued to employees or directors for the year ended December 31, 2007.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Without a readily available market value, the values of the Company's investments may differ significantly from the values that would be used if there existed a ready market for such investments. All investments owned at December 31, 2008 and 2007 (226% and 330% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

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

There were various other accounting standards and interpretations issued in 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company, for the years ended December 31, 2008 and 2007, incurred management fees of approximately $44,367 and $38,177, respectively, to a company affiliated through an Officer and a Director.

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by December 31, 2008.

Notes Payable - During the year ended December 31, 2008, Theodore A. Greenberg advanced the Company $127,800 under a series of promissory notes at an annual interest rate of 7%. These are included in note 6 below.

NOTE 3.  LEASE COMMITMENTS

The Company entered into a lease effective December, 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the leases in 2008 and 2007 was approximately $2,885 and $3,783, respectively.

NOTE 4.  INVESTMENTS

Equity securities at December 31, 2008 and 2007 (226% and 282% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values. A promissory note held at December 31, 2007 (48% of net assets), was valued at fair value as determined by the Board of Directors.

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

In September 2003, the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004, the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004, purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230. Azonic Corporation subsequently changed its name to Midland International Corporation. During the year 2007 Midland International Corporation changed its name to Lumonall, Inc. the Company sold 3,303,615 of its Midland/Lumonall shares recording a gain of $53,797. During the year 2008, the company sold 188,885 of its Lumonall shares recording a gain of $2,810.
                                      F-15

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

In November 2004, the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086. In January 2008, Satellite changed its name to Strategic Environmental & Energy Resources, Inc. ("SEER")and reverse split its stock 1 for 4 shares. On January 22, 2008, SEER acquired all the outstanding interests in Resource Environmental Group Services, LLC and Tactical Cleaning Company, LLC in an all stock transaction.

In May 2007, the Company acquired 21,250 shares in Fluid Media Networks ("Fluid") for providing consulting services to Fluid. At the time of issuance the shares were valued at $85,000 and that value was recorded as consulting income. In August 2008, the Company sold all its shares in Fluid and realized a loss of $55,250 from the value at the time of issuance.

In September 2007, the Company was issued a promissory note of $50,000 by Resource Environmental Group Services, LLC ("REGS"). Please see Note 10 Subsequent Events which details the January 2008 transaction in which REGS was acquired by Infinity portfolio company Satellite in an all stock transaction. In March 2008, the Company converted the promissory note into 62,500 shares of SEER and purchased an additional 62,500 shares or SEER for $50,000. In conjunction with the conversion and purchase the Company received 125,000 warrants to purchase additional shares in SEER at $1 per share.

In September of 2008 the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 is a publicly traded shell which the Company intends to hold for possible future merger or acquisition.

NOTE 5.  INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2008, the Company had approximately $840,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                       December 31, 2008    December 31, 2007
                                       ----------------     -----------------
Deferred tax liability                       $(172,900)             $(25,400)
Deferred tax asset arising from:
   Net operating loss carryforwards            286,000               193,100
                                       ----------------     -----------------
                                               113,110               167,000
Valuation allowance                           (113,100)             (167,700)
                                       ----------------     -----------------
Net Deferred Taxes                                  $-                    $-
                                       ================     =================

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                         December 31, 2008    December 31, 2007
                                         -----------------    -----------------
Tax at federal statutory rate (34%)            $ (117,700)             $10,800
State income tax                                        -
Net operating loss benefit - used                       -                    -
Net deferred taxes                                116,500              (12,300)
Other book/tax differences                          1,200                1,500
                                         -----------------    -----------------
                                                    $  (-)                $ (-)
                                         =================    =================


NOTE 6.  NOTES PAYABLE

                                             December 31, 2008 December 31, 2007
                                             ----------------- -----------------
Notes payable, several parties, unsecured,            $185,800           $57,020
interest 7% per annum, all of which are in
default but non have resulted in demand for
payment
                                             ----------------- -----------------
Note payable, individual, secured by                    75,000            75,000
portfolio company stock, int. 7% per
annum.  Note was overdue and parties
reached a settlement agreement January 17,
2008, lender received 50,000 in cash and
was issued 100,000 shares of Infinity.
Note is currently in default.
                                             ----------------- -----------------
Total notes payable (all current)                     $260,800          $132,020
                                             ================= =================

The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 2008 and 2007, the fair value of the notes payable approximated the amount recorded in the financial statements.

During the years ended December 31, 2008 and 2007, the Company incurred interest expense and settlement costs on notes payable of $57,471 and $11,292.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

At December 31, 2008 and 2007, the Company had stock options and warrants outstanding as described below.

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

                                   Class A          Class B          Class C
-----------------------------  ----------------  --------------  ---------------
Balance, December 31, 2003             248,750

Issued                                 508,000                           100,000
Cancelled                            (200,000)
Exercised                             (30,000)
-----------------------------  ----------------  --------------  ---------------
Balance, December 31, 2004             526,750                           100,000

Issued                                                 300,000            85,125
Cancelled                             (76,000)       (300,000)         (185,125)
Exercised                            (260,250)
-----------------------------  ----------------  --------------  ---------------
Balance, December 31, 2005             190,500
-----------------------------  ----------------  --------------
Balance, December 31, 2006             190,500

Exercised                              150,000
-----------------------------  ---------------
Balance, December 31, 2007              40,500
-----------------------------  ---------------

Exercised                               40,500
-----------------------------  ---------------
Balance, December 31, 2008                   -
-----------------------------  ---------------

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $56,205 for the year ended December 31, 2008. Since all options granted in the period immediately vest, the entire cost of the options was recorded in the period. The related impact on basic and diluted earnings per share for the year ended December 31, 2008 was $0.01 per share. There was no impact on the Company's cash flow.

The Company's stock incentive plan is the Infinity Capital Group, Inc. 2008 Stock Option Plan (the "Plan") which has not been approved by the shareholders. The Plan provides for the grant of non-qualified stock options to selected employees and directors. The Plan is administered by the Compensation Committee of the Board and authorizes the grant of options 970,934. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans.

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

404,000 options were granted, all to the Company's non-employee directors, during the year ended December 31, 2008. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the year ended December 31, 2008:


Risk-free interest rate                                        3.16%
Expected option life                                     10.0 years
Expected volatility                                            9.91%
Expected dividend yield                                         0.0%

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


Further information relating to stock options is as follows:

                                                                    Weighted
                                                    Weighted        Average
                                     Number         Average        Remaining
                                       of           Exercise        Contract
                                     Shares          Price        Life (years)
                                     -----------   -------------  --------------
Outstanding options at 12/31/07               -     $         -
Granted                                 404,000            0.80            9.55
Exercised                                     -               -               -
Forfeited/expired                             -               -               -
                                     -----------   -------------  --------------
Outstanding options at 12/31/08         404,000     $      0.80            9.55
                                     ==========-   -------------  --------------

Exercisable on 12/31/08                 404,000     $      0.80            9.55


The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at December 31, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the year ended December 31, 2008 as no options were exercised during this period.

At December 31, 2008, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 566,934.

NOTE 9. GOING CONCERN

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004:

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                     DEC 31,         DEC. 31,        DEC. 31,        DEC. 31,         DEC. 31,
                                                      2008            2007            2006            2005             2004
                                                   -----------    -------------   -------------   -------------    -------------
Per share information
Net asset value, beginning of period                     0.02            (0.01)           0.04            0.16            (0.02)
                                                   -----------    -------------   -------------   -------------    -------------

   Net investment income (loss) (1)                     (0.03)           (0.00)          (0.03)          (0.04)           (0.03)
   Net realized and unrealized gain (loss) (1)           0.04             0.01           (0.03)          (0.11)            0.18
                                                   -----------    -------------   -------------   -------------    -------------

Net increase (decrease) in net assets
   resulting from operations (1)                         0.01             0.01           (0.06)          (0.15)            0.15
Issuance of common stock, warrants
   and other new equity (1)                              0.04             0.02            0.01            0.03             0.03
                                                   -----------    -------------   -------------   -------------    -------------

Net asset (deficit) value, end of year                   0.07             0.02           (0.01)           0.04             0.16
                                                   ===========    =============   =============   =============    =============

Per share market value, end of year (2)                 $0.50              N/A             N/A             N/A              N/A

Total Return Based Upon Net Asset Value (3)               62%              N/A           -150%            -94%              N/A

Ratios and Supplemental Data
Net assets (deficit), end of year                     429,572          104,754         (72,927)        215,494          857,987
Common shares outstanding at end of year            6,513,399        6,170,774       5,883,687       5,739,187        5,335,237
Diluted weighted average number of
   shares outstanding during the year               6,573,138        6,103,745       5,752,888       5,541,117        5,730,996
Ratio of expenses to average net assets (4)               41%            1531%            930%             48%              37%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (4)              12%             314%          -1627%           -186%             155%
Average Debt Outstanding                              216,364          134,509         147,625         194,067          175,750
Average Debt Per Share (1)                               0.03             0.02            0.03            0.04             0.03
-----------------------------

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  The Company's stock began trading in 2008
(3)  2004 & 2007 did not start with positive net assets so cannot compute
(4) Average net assets were low in 2006 & 2007 resulting in calculation out of scale

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Infinity's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Infinity's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Infinity's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Infinity Capital Group, Inc. directors or executive officers, including their ages as of December 31, 2008.

               NAME           AGE                  POSITION
----------------------------- ------- ------------------------------------------

Gregory H. Laborde *          44      President, CEO and Chairman of the Board

Theodore A. Greenberg *       49      CFO, CIO, Secretary and Director

Pierce McNally                60      Director

Conrad R. Huss                58      Director

Ernest D. Chu                 62      Director
-------------------
*Interested Directors of Infinity within the meaning of the 1940 Act.

Infinity's officers are elected by the board of directors at the first meeting after each annual meeting of Infinity's shareholders and hold office until their successors are duly elected and qualified under Infinity's bylaws.

The directors named above will serve until the next annual meeting of Infinity stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and Officers of Infinity, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

GREGORY H. LABORDE, age 44, President, Chief Executive Officer and Chairman of the Board, has over 20 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of NPIO8, Inc. (NPIE: Pink Sheets), and is the former President & CEO of Azonic Corporation (now renamed Lumonall Corporation (LUMN:OTCBB) a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

THEODORE A. GREENBERG, age 49, Director, Chief Financial Officer, Secretary and Chief Investment Officer as of November 15, 2005, is a senior financial executive with more than 25 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

PIERCE MCNALLY, age 60, Director, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC.

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

Pierce completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

CONRAD R. HUSS, age 58, Director, is a financial professional with over twenty-five years of investment banking and operating experience. Mr. Huss graduated from New York University with a BS in Accounting and Finance, and received his MBA from Adelphi University. Over the course of his career, Mr. Huss has served as Managing Director for a number of investment banking units at small and middle market firms, as a Founding Partner of a boutique bank specializing in technology and health care, and as Chief Executive Officer of a medical technology company.

Presently, Mr. Huss is a principal at Southridge Investment Group, a boutique Investment Bank focusing on emerging growth companies.

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

Mr. Huss served as the Chief Executive Officer at Matrix Instruments, Inc., a public medical technology company.

Mr. Huss began his career in the management training program at Pepsico Inc. and held a series of positions in business development and the mergers and acquisitions and group.

ERNEST D. CHU, Director, age 62, received his B.A. with honors in History from Amherst College in 1968 and was a Moore Fellow at Columbia University's Institute of Far Eastern Studies in 1969. Since 1995, Mr. Chu has been the Chairman and Managing Director of Corporate Builders, LP, a corporate consulting and venture development partnership. From 2004-2006 he served Acting Chief Financial Officer for High Speed Video Holdings Corp., a privately held video conference technology company. From 1995-97, Mr. Chu was a director and advisor to Nu Wave Technologies, Inc., a company which he helped to found. From 1998-2000, Chu also served as director and Chief Financial Officer of World Wide Web Institute. He started his career as a journalist for the Wall St. Journal in 1968, and subsequently entered the securities business in 1969 with Cogan Berlind Weill & Levitt. In 1971, he joined Walters, Yeckes and Gallant, where he became an Allied Member of the NYSE and an NASD principal. He started his corporate career in 1979, as VP of Finance of Haber Inc., a NJ publicly held technology company and has had more than 30 years of experience in management of early stage emerging companies. He is a contributor to three books on management and finance, and published many articles on raising money and entrepreneurial success.

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


ANNUAL MEETING

The annual meeting of Infinity's stockholders is expected to be held at a future date as soon as practicable after the filing of this Annual Report. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at Infinity's principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of Infinity's board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

Infinity is managed under the direction of its board of directors.

         EXECUTIVE COMMITTEE

         Infinity does not have an executive committee, at this time.

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

CONFLICTS OF INTEREST - GENERAL.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to Infinity's business will be up to approximately 40 hours per week.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Infinity's business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Infinity to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.
















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of December 31, 2008.

                                         SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                     NON-EQUITY    NON-QUALIFIED
                                                                     INCENTIVE     DEFERRED
                                                 STOCK       OPTION  PLAN          COMPENSATION   ALL OTHER
                              SALARY    BONUS    AWARDS      AWARDS  COMPENSATION  EARNINGS       COMPENSATION    TOTAL
NAME & POSITION      YEAR     ($)       ($)      ($)         ($)     ($)           ($)            ($)             ($)
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Gregory H.           2008     0 (3)     0        0           0       0             0              0               0
Laborde, President   2007     0 (2)     0        0           0       0             0              0               0
and CEO              2006     0 (1)     0        0           0       0             0              0               0

Theodore A.          2008     0 (5)     0        0           0       0             0              0               0
Greenberg, CFO,      2007     0         0        0           0       0             0              0               0
CIO and Secretary    2006     0 (4)     0        0           0       0             0              0               0

----------------
(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $55,020. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.

(2) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $38,177. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.

(3) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $44,367. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.

(4) Theodore A. Greenberg billed the Company $10,000 for services. The compensation was billed but not actually paid and is included in account payables.

(5) Theodore A. Greenberg earned salary of $24,000. The compensation was accrued but not actually paid and is included in accrued expenses.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

COMPENSATION PURSUANT TO STOCK OPTION PLAN

On August 7, 2008 our directors approved the Company's 2008 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 970,934 shares of our common stock. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price.

Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by the Company are eligible to receive incentive options.

All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

                       Aggregated Option/SAR Exercises in Last Fiscal Year,
                             and Fiscal Year-End Option/SAR Values

                                                                NUMBER OF                  VALUE OF
                                                               SECURITIES                 UNEXERCISED
                                                               UNDERLYING                IN-THE-MONEY
                                                               UNEXERCISED              OPTIONS/SARS AT
                                                             OPTIONS/SARS AT              FY-END ($)
                                                                 FY-END
                                                            ------------------         ------------------

NAME                SHARES              VALUE                 EXERCISABLE/               EXERCISABLE/
                    ACQUIRED ON         REALIZED              UNEXERCISABLE              UNEXERCISABLE
                    EXERCISE (#)        ($)
---------------- -- ---------------- -- ----------- ------- ------------------ ------- ------------------
Pierce McNally                    0              0                  156,000/0                       $0/0

Conrad R. Huss                    0              0                  137,000/0                       $0/0

Ernest D. Chu                     0              0                  111,000/0                       $0/0
----------------

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Contracts - On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by December 31, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In August 2008, the Board of Directors approved and created a compensation committee. The committee consists of the independent directors of the Company.


                              DIRECTOR COMPENSATION

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:

                                                                   NON-QUALIFIED
                                                  NON-EQUITY         DEFERRED
                  FEES                            INCENTIVE PLAN    COMPENSATION       ALL OTHER
                 EARNED     STOCK      OPTION     COMPENSATION        EARNINGS       COMPENSATION       TOTAL
     NAME       OR PAID     AWARDS     AWARDS         ($)              ($)               ($)            ($)
                IN CASH      ($)          ($)
                  ($)
--------------- --------- ---------- ---------- ---------------- ----------------- ---------------- ------------
Gregory H.         $ -0-      $ -0-      $ -0-            $ -0-             $ -0-            $ -0-        $ -0-
Laborde (1)

Theodore A.        $ -0-      $ -0-      $ -0-            $ -0-             $ -0-            $ -0-        $ -0-
Greenberg (2)

Pierce             $ -0-      $ -0-    $21,703            $ -0-              $-0-            $ -0-     $ 21,703
McNally (3)

Conrad R.          $ -0-      $ -0-    $19,060            $ -0-              $-0-            $ -0-     $ 19,060
Huss (4)

Ernest D. Chu      $ -0-      $ -0-    $15,442            $ -0-              $-0-            $ -0-     $ 15,442
(5)

John J.            $ -0-      $ -0-       $-0-            $ -0-              $-0-            $ -0-        $ -0-
Maroney (6)
-------------

(1) GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $44,367. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.
(2) Theodore A. Greenberg earned salary of $24,000. The compensation was accrued but not actually paid and is included in accrued expenses.
(3) Pierce McNally received a grant of 156,000 options to purchase the Company's stock under the Company's 2008 stock option plan.
(4) Conrad R. Huss received a grant of 137,000 options to purchase the Company's stock under the Company's 2008 stock option plan.
(5) Ernest D. Chu received a grant of 111,000 options to purchase the Company's stock under the Company's 2008 stock option plan.
(6) Resigned as a Director effective April 1, 2008

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

                             EXECUTIVE COMPENSATION

Infinity's management currently consists of the following persons along with their executive compensation:

NAME/ADDRESS (1)           POSITION                                COMPENSATION
-------------------------- --------------------------------------- -------------
Gregory H. Laborde         Chief Executive Officer and Chairman    $90,000
                           of the Board and Director

Theodore A. Greenberg      Chief Investment Officer, Chief         $90,000
                           Financial Officer, Secretary and
                           Director
-----------------
 (1) Address of each Officer is 80 Broad Street, 5th Floor, New York, NY 10004.

In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with at a rate substantially below his contracted amount. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by December 31, 2008.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Infinity's officers and directors are indemnified as provided by the Maryland Revised Statutes and the bylaws.

Under the Maryland Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Infinity or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful;
(c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

The Company's bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Maryland law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Maryland law or (d) is required to be made pursuant to the bylaws.

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Infinity as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

The Company's bylaws provide that no advance shall be made by Infinity to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of Infinity Capital Group, Inc.


                      EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has an Option Plan. As of December 31, 2008, 404,000 options are outstanding under the 2008 Option Plan of which 404,000 are exercisable. During the year ended December 31, 2008, we did not issue any shares under the option plan. We have reserved 970,934 shares of common stock for issuance under the 2008 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Infinity Capital Group, Inc. outstanding common stock by:

     o each person who is known by Infinity to be the beneficial owner of five percent (5%) or more of Infinity's common stock;

     o    Infinity's chief executive officer, its other executive officers,  and
          each  director  as  identified   in  the   "Management   --  Executive
          Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Infinity Capital Group, Inc. common stock that Infinity believes was beneficially owned by each person or entity as of December 31, 2008, including options exercisable within 60 days.


    TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF       PERCENT OF CLASS
                           OWNER BENEFICIAL OWNER (1)
------------------------ -------------------------------- ----------------------- -------------------------
Common Restricted        Gregory H. Laborde, President,                3,207,250                    46.37%
                         CEO, and Chairman of the Board
                         (Beneficially through GHL
                         Group, Ltd.)
Common Restricted        Theodore A. Greenberg, CFO,                   1,100,000                    15.90%
                         CIO, Secretary and Director

Common Restricted        Pierce McNally, Director                        156,000                     2.26%

Common Restricted        Conrad R. Huss, Director                        137,000                     1.98%

Common Restricted        Ernest D. Chu, Director                         111,000                     1.60%

Common Restricted        Wulf Rehder                                     415,758                     6.01%

Common Restricted        All Directors and Executive                   4,711,250                    68.11%
                         Officers as a Group ( 5
                         persons)
-------------------

(1) At December 31, 2008, the Company had 6,513,399 shares of its common stock issued and outstanding and 404,000 employee stock options which were exercisable.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Infinity believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $44,367. The payment was included in management fee expenses in the Statement of Operations. Mr. Laborde is the sole shareholder of GHL Group, Ltd. and is President, CEO and Chairman of the Board of the Company.

During the year ended December 31, 2008, Theodore A. Greenberg advanced the Company $127,800 under a series of promissory notes at an annual interest rate of 7%.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Larry O'Donnell, CPA, P.C.

                                  Year Ended December 31,
                                 2008                 2007
                            ---------------      ---------------
Audit Fees                          $6,500               $6,500

Audit-related Fees (a)              $1,280               $1,280

Tax Fees                                $0                   $0

All Other Fees                          $0                   $0

                            ---------------      ---------------
Total Fees                          $7,780               $7,780
-----------
(a)      Primarily review of quarterly financial statements

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended December 31, 2008 and 2007


(b)     EXHIBIT NO.                                   DESCRIPTION
        -----------                                   -----------
       3.1    Articles of Incorporation of Infinity Capital Group, Inc. (1)

       3.2    Bylaws of Infinity Capital Group, Inc. (1)

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

       32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

       32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
---------
(1) Incorporated by reference from the exhibits included in the Company's Form 8K12g3 filed with the Securities and Exchange Commission (www.sec.gov), dated May 5, 2005. A copy can be provided by mail, free of charge, by sending a written request to Infinity Capital Group, Inc., 80 Broad Street, 5th Floor, NY, NY 10004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Infinity Capital Group, Inc.

Dated: March 31, 2009
                          By:  /s/ Gregory H. Laborde
                               -------------------------------------------------
                               Gregory H. Laborde, President, Chief Executive Officer and Chairman of the Board


                          By:  /s/ Theodore A. Greenberg
                               -------------------------------------------------
                               Theodore A. Greenberg, Chief Financial Officer, Chief Investment Officer, Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2009
                                       Infinity Capital Group, Inc.
                               ----------------------------------------------


                               /s/ Gregory H. Laborde
                               ----------------------------------------------
                               Gregory H. Laborde, Director

                               /s/ Theodore A. Greenberg
                               ----------------------------------------------
                               Theodore A. Greenberg, Director

                               /s/ Pierce McNally
                               ----------------------------------------------
                               Pierce McNally, Director

                               /s/ Conrad R. Huss
                               ----------------------------------------------
                               Conrad R. Huss, Director

                               /s/ Ernest D. Chu
                               ----------------------------------------------
                               Ernest D. Chu, Director