Form 10-Q
period 2009-03-31
INFINITY CAPITAL GROUP, INC.
filed 2009-05-20
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

                                    or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                         16-1675285
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                        --------------------------------
               Registrant's telephone number, including area code

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

                                            Yes[_X_]                   No[__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                            Yes[__]                    No[__]

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

As of May 19, 2009 the number of shares outstanding of the registrant's class of common stock was 6,513,399.

                                TABLE OF CONTENTS




                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                            2

         Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)                3

         Statements of Operations (Unaudited) for the Three Months Ended
         March 31, 2009 and March 31, 2008                                                              4

         Statements of Cash Flows (Unaudited) for the Three Months Ended
         March 31, 2009 and March 31, 2008                                                              5

         Schedule of Investments as of March 31, 2009 (Unaudited)                                       6

         Statements of Changes in Net Assets for the Three Months Ended March 31, 2009 (Unaudited)
         and the Year Ended December 31, 2008 (Audited)                                                 7

         Notes to Financial Statements (Unaudited)                                                      8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      19

Item 4. Controls and Procedures                                                                         20

Item 4T. Controls and Procedures                                                                        20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                             21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                     21

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                21

Item 4. Submission of Matters to a Vote of Security Holders - NOT APPLICABLE                            21

Item 5. Other Information - NOT APPLICABLE                                                              21

Item 6. Exhibits                                                                                        22

Signatures                                                                                              23


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008, included in the Company's Form 10-K.

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                             March              December
                                                                                            31, 2009            31, 2008
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Audited)

Assets

         Investments in noncontrolled affiliates (Cost - $228,439 and $228,439)          $      828,865      $      724,075
         Controlled Investments (Cost - $232,000)                                               157,206             244,852
         Promissory Note                                                                         27,477              27,477
         Cash                                                                                        38               2,891
         Deferred offering costs                                                                  4,608               4,608
         Other assets                                                                             7,655               9,775
                                                                                         ---------------     ---------------

                Total assets                                                                 $1,025,849          $1,013,678
                                                                                         ===============     ===============

Liabilities

         Accounts payable                                                                $      283,875      $      266,417
         Accrued expenses payable                                                                75,301              56,889
         Notes payable                                                                          269,620             260,800
                                                                                         ---------------     ---------------

                Total liabilities                                                               628,796             584,106
                                                                                         ---------------     ---------------

Net Assets                                                                               $      397,053      $      429,572
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized
                6,513,399 issued and outstanding, respectively                           $        6,513      $        6,513


         Additional paid-in capital                                                             791,837             765,756
         Accumulated income (deficit)
                Accumulated net operating (deficit)                                            (936,142)           (866,226)
                Net realized gain on investments, net of tax                                    178,794             178,794
                Net unrealized increase of investments, net of tax                              356,051             344,735
                                                                                         ---------------     ---------------

Net Assets                                                                               $      397,053      $      429,572
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $         0.06      $         0.07
                                                                                         ===============     ===============







     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                               2009              2008
                                                                                           --------------    --------------

Investment Income
        Interest Income                                                                              518                 -

Total Investment Income                                                                              518                 -
                                                                                           --------------    --------------

Expenses
        Salaries and wages                                                                        37,081             6,000
        Management fees                                                                           11,104            10,690
        Professional fees                                                                         14,988            19,921
        Insurance                                                                                      -             3,360
        General and administrative                                                                 8,274             8,370
        Interest & Settlement Costs                                                                4,816            44,901
                                                                                           --------------    --------------

Total Expenses                                                                                    76,263            93,242
                                                                                           --------------    --------------

Net Investment Income (Loss) before taxes                                                        (75,745)          (93,242)
                                                                                           --------------    --------------

Provision for income tax                                                                          (5,829)         (199,113)
                                                                                           --------------    --------------

Net investment (loss) income                                                                     (69,916)          105,871

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                                                      -             7,335
     Net change in unrealized increase (decrease),
       net of tax                                                                                 11,316           507,062
                                                                                           --------------    --------------

Net realized and unrealized gains (losses)                                                        11,316           514,397
                                                                                           --------------    --------------

Net (decrease) increase in net assets
     from operations                                                                       $     (58,600)    $     620,268
                                                                                           ==============    ==============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                                                    $       (0.01)    $        0.10
  Diluted                                                                                  $       (0.01)    $        0.10
                                                                                           ==============    ==============

Weighted average number of shares outstanding
  Basic                                                                                        6,513,399         6,246,598
  Diluted                                                                                      6,513,399         6,287,098
                                                                                           ==============    ==============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                         March 31,            March 31,
                                                                                           2009                  2008
                                                                                       --------------       ---------------


Cash Flows from Operating Activities:
     Net (decrease) increase in net assets from operations                             $     (58,600)       $      620,269

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in net unrealized (increase) decrease of investments, pre-tax                 (17,145)             (768,276)
        Proceeds from disposition of investment securities                                         -                32,857
        Net realized gain on investments, pre-tax                                                  -               (11,114)
        Net purchase of investments                                                                -              (106,016)
        Loan receivable and accrued interest                                                    (518)               24,020
        Depreciation and amortization                                                            349                   195
        Deferred offering costs                                                                    -                     -
        Grant of stock options to employees                                                   26,081                     -
        Other assets                                                                           2,290                 4,882
        Accounts payable and credit cards                                                     17,458                17,167
        Accrued expenses payable                                                              18,412               (13,054)
        Deferred Taxes Payable                                                                     -                65,879
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                       (11,673)             (133,191)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                            8,820                25,980
        Stock issued pursuant to settlement                                                        -                39,840
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                         8,820                65,820
                                                                                       --------------       ---------------

Decrease in Cash                                                                              (2,853)              (67,371)
Cash and Cash Equivalents - Beginning of Period                                                2,891                67,609
                                                                                       --------------       ---------------
Cash and Cash Equivalents - End of Period                                              $          38        $          238
                                                                                       ==============       ===============







     The accompanying notes are an integral part of the financial statements

                             SCHEDULE OF INVESTMENTS
                                 March 31, 2009
                                   (Unaudited)

                         Original
                         Date of                                                           Original               Fair
  Shares   Warrants      Acquisition                                                        Cost                 Value
-----------------------------------------                                                 ----------          ------------
                                         Common stock in controlled affiliates,
                                         40% of net assets


 6,203,960              Jun-08           NPI08, Inc. publicly traded over the counter,    $ 232,000           $   157,206
                                         40% of net assets, education and college
                                         preparation company (1)
                                                                                          ----------          ------------

                                         Subtotal                                         $ 232,000           $   157,206
                                                                                          ----------          ------------


                                         Noncontrol Affiliate Investments, 209%
                                         of net assets


  528,125 (2)           Nov-04           Strategic Environmental & Energy Resources Inc   $ 115,198           $   636,942
  125,000 (3)           Mar-08           publicly traded over the counter,                   81,526               150,756
             125,000    Mar-08           provider of technology-based industrial services    24,490                40,528
                                         in the environmental, energy and rail transport,
                                         209% of net assets (4)

  717,500               Aug-04           Lumonall, Inc. publicly traded over the counter, $   7,225                 $ 639
                                         global supplier of photoluminescent products,
                                         0% of net assets (5)
                                                                                          ----------          ------------

                                         Subtotal                                         $ 228,439           $   828,865
                                                                                          ----------          ------------


                                         TOTAL INVESTMENTS                                $ 460,439           $   986,071
                                                                                          ==========          ============


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





     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                       Statements of Changes in Net Assets



                                                                                   THREE MONTHS             YEAR ENDED
                                                                                  ENDED MARCH 31,            DEC. 31,
                                                                                       2009                    2008
                                                                                 ------------------     -------------------
                                                                                     UNAUDITED               AUDITED

Changes in net assets from operations:
     Net investment loss                                                         $         (69,916)     $         (170,628)
     Net realized gain (loss) on investments, net of tax                                         -                 (28,410)
     Net change in unrealized increase (decrease), net of tax                               11,316                 292,651
                                                                                 ------------------     -------------------

           Net (decrease) increase in net assets from operations                           (58,600)                 93,612
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
      Proceeds from issuance of common stock                                                     -                 175,001
      Issuance of common stock for debt                                                          -                       -
      Grant of employee stock options                                                       26,081                  56,205
                                                                                 ------------------     -------------------

           Net increase in net assets from stock transactions                               26,081                 231,206
                                                                                 ------------------     -------------------

Net (decrease)increase in net assets                                                       (32,519)                324,818
Net assets at beginning of year                                                            429,572                 104,754
                                                                                 ------------------     -------------------

NET ASSETS AT END OF PERIOD                                                      $         397,053      $          429,572
                                                                                 ==================     ===================
















     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company("BDC") under the Investment Company Act of 1940 ("1040 Act")..

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

The Company invests in portfolio companies that management identifies as emerging growth companies positioned to benefit from additional financing and managerial assistance. The portfolio companies frequently have little or no prior operating history. The Company intends on investing in emerging growth companies, defined as (A) publicly traded companies whose market for their securities are thinly traded which may be caused by a shift in business direction, change in market or industry in which they operate, or various other factors causing their stock and trading in their stock to not be in or fall out of favor; (B) publicly traded companies that have a market capitalization under $250 million and seek expansion or mezzanine capital to implement growth strategies executable within 12-24 months; and (C) private companies seeking expansion or mezzanine financing and which wish to access the equity capital markets within the next 12 months.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for all periods presented have been made.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed dated December 31, 2008. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $596,673 at March 31, 2009.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to carry forward the purposes of the Company.


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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS

As of March 31, 2009, the Company has made investments in five target companies that total approximately $593,000 in funded capital. We have completed the following transactions:

Portfolio Company                                    Date              Investment            Cost
----------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock          121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock           75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants               24,490
Heartland, Inc.                                      September 2004    Common Stock           12,500
Fluid Media Networks                                 May 2007          Common Stock           85,000
Lumonall, Inc.**                                     August 2004       Common stock           42,100
NPI08                                                June 2008         Common Stock          232,000
                                                                                             -------
Total                                                                                        592,936
--------------------------
* In January 2008,  Satellite  Organizing  Solutions,  Inc.  changed its name to
Strategic Environmental & Energy Resources, Inc.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

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

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out
(FIFO) method of accounting for sales of its investments.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2009 and 2008 incurred expenses of approximately $11,104 and $10,690 respectively to a company affiliated through an Officer & Director for management fees and expenses.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the three months ended March 31, 2009 the Company issued new notes to individuals for $8,820 bearing interest at 7%.

As of March 31, 2009 $261,100 in notes payable plus related accrued interest are in default for lack of repayment by their due date. $75,000 of the notes in default are secured by 528,125 shares of the Company's investment in Strategic Environmental & Energy Solutions, Inc. which is held in escrow. For the three month period ended March 31, 2009 the Company incurred interest expense on notes payable of $4,562.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2009 the Company did not issue any stock.

NOTE 6 - STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $26,081 for the three months ended March 31, 2009. 196,000 options were granted in the period of which 50,000 vested immediately, 73,000 vest on the one year anniversary and 73,000 vest on the two year anniversary. The cost of options vesting immediately was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the quarter ended March 31, 2009 was less than $0.01 per share. There was no impact on the Company's cash flow.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock from inception of trading on September 11, 2008 through the January 2, 2009 which was the last day of trading before the options were issued. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

196,000 options were granted, all to the Joseph M. Chiapetta, the Company's Vice-President of Corporate Development, during the three months ended March 31, 2009. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the three months ended March 31, 2009:

Risk-free interest rate                                             1.67%
Expected option life                                             10.0 years
Expected volatility                                                87.71%
Expected dividend yield                                             0.0%

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

Further information relating to stock options is as follows:

                                                                                         Weighted
                                                                         Weighted        Average
                                                            Number        Average       Remaining
                                                              of         Exercise        Contract
                                                            Shares         Price       Life (years)
------------------------------------------------------------------------------------------------------
Outstanding options at 12/31/08                               404,000  $        0.80            9.35
Granted                                                       196,000           0.50            9.75
Exercised                                                           -              -               -
Forfeited/expired                                                   -              -               -
                                                         ------------
Outstanding options at 3/31/09                                600,000  $        0.70            9.48
                                                         ============

Exercisable on 3/31/09                                        454,000  $        0.77            9.39

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at March 31, 2009 as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the quarter ended March 31, 2009 as no options were exercised during this period.

At March 31, 2009, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 370,934.

NOTE 7 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by March 31, 2009.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (Unaudited)

On January 5, 2009, Joseph M. Chiappetta signed an employment contract with the Company with an annual compensation set at $60,000. As part of Mr. Chiappetta's contract he received a stock option grant of 196,000 options of which 50,000 vested immediately. The option grant was in lieu of Mr. Chiappetta's first two months salary.

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three month period ended March 31, 2009 and the year ended December 31, 2008.


                                                  THREE MONTHS     YEAR ENDED
                                                     MAR 31,         DEC 31,
                                                      2009            2008
                                                   -----------    -----------

Per share information
Net asset value, beginning of period                     0.07           0.02
                                                   -----------    -----------

   Net investment (loss) (1)                            (0.01)         (0.03)
   Net realized and unrealized gain (loss) (1)           0.00           0.04
                                                   -----------    -----------

Net(decrease) increase in net assets
   resulting from operations (1)                        (0.01)          0.01
Issuance of common stock, warrants
   and other new equity (1)                              0.00           0.04
                                                   -----------    -----------

Net asset (deficit) value, end of period                 0.06           0.07
                                                   ===========    ===========

Per share market value, end of period              $     0.50     $     0.50

Total Return Based Upon Net Asset Value                  -12%            62%

Ratios and Supplemental Data
Net assets (deficit), end of year/period              397,053        429,572
Common shares outstanding at end of year            6,513,399      6,513,399
Diluted weighted average number of
   shares outstanding during the year               6,513,399      6,573,138
Ratio of expenses to average net assets (2)               74%            41%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (2)             -57%            12%
Average Debt Outstanding                              265,210        216,364
Average Debt Per Share (1)                               0.04           0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  Annualized for interim period

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

The Company invests in portfolio companies that management identifies as emerging growth companies positioned to benefit from additional financing and managerial assistance. The portfolio companies frequently have little or no prior operating history. The Company intends on investing in emerging growth companies, defined as (A) publicly traded companies whose market for their securities are thinly traded which may be caused by a shift in business direction, change in market or industry in which they operate, or various other factors causing their stock and trading in their stock to not be in or fall out of favor; (B) publicly traded companies that have a market capitalization under $250 million and seek expansion or mezzanine capital to implement growth strategies executable within 12-24 months; and (C) private companies seeking expansion or mezzanine financing and which wish to access the equity capital markets within the next 12 months.

On January 5, 2009, Infinity Capital Group, Inc. appointed Joseph M. Chiappetta as Vice President of Corporate Development and Managing Director with responsibility for Strategic Planning and Business Development. Mr. Chiappetta will focus on developing Infinity's strategic relationships and building Infinity's capital base.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2008.

The Company recognized $518 in investment income during the three month period ended March 31, 2009. During the three month period ended March 31, 2008, the Company did not recognize any investment income. The increase of $518 was a result of interest income.

Total expenses during the three month period ended March 31, 2009 were $76,263 compared to $93,242 during the three month period ended March 31, 2008. The decrease of $16,979 was a result of a decrease of $40,085 in interest and settlement costs pursuant to a settlement agreement with two of the Company's debtors entered into in during the three month period ended March 31, 2008. The decrease was offset by a $31,081 increase in salaries and wages resulting from accrued salary and a stock option grant to Joseph M. Chiappetta who joined the Company on January 5, 2009.

During the three month period ended March 31, 2009, the Company had a net investment loss of $69,916 compared to a net investment income of $105,871 in the three month period ended March 31, 2008. The change of $175,787 is a result of the $16,979 decrease in total expenses, described above, offset by a decrease of $193,284 in the income tax benefit provision related to net investment losses.

During the three month period ended March 31, 2009, the Company had net realized and unrealized gains of $11,316 compared to net realized and unrealized gains of $514,397 during the three month period ended March 31, 2008. The decrease of $503,081 was a result of gains in the three month period ended March 31, 2008 from the Company's investment in Strategic Environmental and Energy Solutions which did not repeat in the three month period ended March 31, 2009.

During the three month period ended March 31, 2009, the Company had a net decrease in net assets from operations of $58,600 compared to a net increase in net assets of $620,286 during the three month period ended March 31, 2008. The change in net assets was a result of the decrease in net realized and unrealized gains, the decrease in investment income and the decrease in total expenses, as discussed above. Net assets per share from operations decreased $0.01 per share during the three month period ended March 31, 2009 and increased by $0.10 per share during the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at March 31, 2009 of $38 compared to $2,891 at December 31, 2008. Current liabilities, exceed current assets by $596,673. The Company had $828,865 in non-controlled affiliate investments and $157,206 in controlled investments at March 31, 2009. The Company expects to raise capital in connection with a Regulation E offering and anticipates that the funds available from the offering would provide required working capital for the next twelve months.

The notes payable of the Company increased from $158,000 as of March 31, 2008 to $269,620 as of March 31, 2009. This net increase was attributable to the following: (i) In the second quarter of 2008, the Company sold a $25,000 promissory Note to an individual and a $70,000 promissory note to Theodore A. Greenberg the proceeds of both were invested in NPI08, Inc. (ii) In the fourth quarter of 2008, the Company sold a $7,800 of promissory note to Theodore A. Greenberg the proceeds of which were uses for general corporate purposes (iii) In the first quarter of 2009, the Company sold $8,820 in promissory notes to two individuals, the proceeds of which were used for general corporate purposes.

During the three month period ended March 31, 2009, the Company used $11,673 in operating activities. During the three month period ended March 31, 2008, the Company used $133,191 in operating activities. The decrease of $121,518 was due to the Company's investment in Strategic Environmental and Energy Services during the three-month period ended March 31, 2008. During the three month period ended March 31, 2009, the Company had a decrease in other assets of $2,290 an increase in accounts payable of $17,458 and an increase in accrued expenses of $18,412.

During the three month period ended March 31, 2009 and 2008, the Company did not use or receive funds from its investing activities. During the three month period ended March 31, 2009, the Company received funds of $8,820 from financing activities. The Company received funds of $8,820 from promissory notes. During the three month period ended March 31, 2008, the Company received funds of $65,820 from its financing activities that included $25,980 from promissory notes and $39,840 from the issuance of stock as part of a settlement with one of the Company's creditors.

NEED FOR ADDITIONAL FINANCING

The Company had an operating loss during the three month period ended March 31, 2009 and while the Company had an operating profit during the three month period ended March 31, 2008, the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

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

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. The Company plans to file a new Regulation E offering circular with the Securities and Exchange Commission in the second quarter of 2009 and will actively seek additional capital.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the Registrant's internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company granted 196,000 options to purchase Company stock at $0.50 per share and a term of 10 years to an employee.

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





                                     INFINITY CAPITAL GROUP, INC.
                                     ----------------------------
                                             (Registrant)




Dated: May 20, 2009                  BY: /s/Gregory H. Laborde
                                     -------------------------
                                     Gregory H. Laborde,
                                     Principal Executive Officer,
                                     President & Chief Executive Officer



Dated: May 20, 2009                  BY: /s/Theodore A. Greenberg
                                     ----------------------------
                                     Theodore A. Greenberg,
                                     Principal Accounting Officer,
                                     Chief Financial Officer,
                                     Chief Investment Officer &
                                     Secretary