Form 10-Q
period 2009-06-30
INFINITY CAPITAL GROUP, INC.
filed 2009-08-19
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                       16-1675285
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                                 --------------
               Registrant's telephone number, including area code

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

As of August 19, 2009 the number of shares outstanding of the registrant's class of common stock was 6,554,891.




                                                 TABLE OF CONTENTS



                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                              2

         Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)                   3

         Statements of Operations (Unaudited) for the Three and Six Months Ended
         June 30, 2009 and 2008                                                                           4

         Statements of Cash Flows (Unaudited) for the Six Months Ended
         June 30, 2009 and 2008                                                                           5

         Schedule of Investments as of June 30, 2009 (Unaudited)                                          6

         Statements of Changes in Net Assets for the Six Months Ended June 30, 2009 (Unaudited)
         and the Year Ended December 31, 2008 (Audited)                                                   7

         Notes to Financial Statements (Unaudited)                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        20

Item 4. Controls and Procedures                                                                           20

Item 4T. Controls and Procedures                                                                          21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                               22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                       22

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                  22

Item 4. Submission of Matters to a Vote of Security Holders - NOT APPLICABLE                              22

Item 5. Other Information                                                                                 22

Item 6. Exhibits                                                                                          22

Signatures                                                                                                23

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

                                               INFINITY CAPITAL GROUP, INC.
----------------------------------------------------------------------------------------------------------------------------
                                                     Balance Sheets

                                                                                              June              December
                                                                                            30, 2009            31, 2008
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Audited)

Assets

         Investments in noncontrolled affiliates (Cost - $212,134 and $228,439)          $      737,550      $      724,075
         Controlled Investments (Cost - $232,000)                                               156,873             244,852
         Promissory Note                                                                         52,477              27,477
         Cash                                                                                       138               2,891
         Deferred offering costs                                                                      -               4,608
         Other assets                                                                            19,133               9,775
                                                                                         ---------------     ---------------

                Total assets                                                             $      966,171      $    1,013,678
                                                                                         ===============     ===============

Liabilities

         Accounts payable                                                                $      279,090      $      266,417
         Accrued expenses payable                                                                79,284              56,889
         Notes payable                                                                          321,570             260,800
                                                                                         ---------------     ---------------

                Total liabilities                                                               679,944             584,106
                                                                                         ---------------     ---------------

Net Assets                                                                               $      286,227      $      429,572
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized 6,554,891 and
                6,513,399 issued and outstanding, respectively                           $        6,555      $        6,513


         Additional paid-in capital                                                             805,900             765,756
         Accumulated income (deficit)
                Accumulated net operating (deficit)                                          (1,018,668)           (866,226)
                Net realized gain on investments, net of tax                                    186,117             178,794
                Net unrealized increase of investments, net of tax                              306,323             344,735
                                                                                         ---------------     ---------------

Net Assets                                                                               $      286,227      $      429,572
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $         0.04      $         0.07
                                                                                         ===============     ===============



     The accompanying notes are an integral part of the financial statements

                                                   INFINITY CAPITAL GROUP, INC.
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                              For the Quarter Ended               For the Six Months Ended
                                                                    June 30,                               June 30,
                                                              2009             2008                2009               2008
                                                          -------------    --------------     ---------------    ---------------
Investment Income
         Interest Income                                           553               465               1,071                466
                                                          -------------    --------------     ---------------    ---------------

Total Investment Income                                            553               465               1,071                466
                                                          -------------    --------------     ---------------    ---------------

Expenses
         Salaries and wages                                     25,914             6,000              62,995             12,000
         Management fees                                        11,626            14,544              22,730             25,234
         Professional fees                                       4,000            28,943              18,988             48,865
         General and administrative                             11,346            17,119              19,622             28,848
         Interest & Settlement Costs                             8,348             2,941              13,164             47,843
                                                          -------------    --------------     ---------------    ---------------

Total Expenses                                                  61,234            69,547             137,499            162,790
                                                          -------------    --------------     ---------------    ---------------

Net Investment Income (Loss) before taxes                      (60,681)          (69,082)           (136,428)          (162,324)
                                                          -------------    --------------     ---------------    ---------------

Provision for income tax                                        21,844           (22,485)             16,015           (221,598)
                                                          -------------    --------------     ---------------    ---------------

Net investment income (loss)                                   (82,525)          (46,597)           (152,443)            59,274

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       net of tax                                                7,323               546               7,323              7,882
     Net change in unrealized increase (decrease),
       net of tax                                              (49,726)          466,683             (38,410)           973,745
                                                          -------------    --------------     ---------------    ---------------

Net realized and unrealized gains (losses)                     (42,403)          467,229             (31,087)           981,627
                                                          -------------    --------------     ---------------    ---------------

Net increase (decrease) in net assets
     from operations                                      $   (124,928)    $     420,632      $     (183,530)    $    1,040,901
                                                          =============    ==============     ===============    ===============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                   $      (0.02)    $        0.07      $        (0.03)    $         0.17
  Diluted                                                 $      (0.02)    $        0.07      $        (0.03)    $         0.16
                                                          =============    ==============     ===============    ===============

Weighted average number of shares outstanding
  Basic                                                      6,520,314         6,292,417           6,516,857          6,269,508
  Diluted                                                    6,520,314         6,332,917           6,516,857          6,310,008
                                                          =============    ==============     ===============    ===============

     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                                            For the Six Months Ended
                                                                                         June 30,              June 30,
                                                                                           2009                  2008
                                                                                       --------------       ---------------

Cash Flows from Operating Activities:
     Net (decrease) increase in net assets from operations                             $    (183,530)       $    1,040,901

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in unrealized (increase) decrease of investments, pre-tax                      58,198            (1,475,372)
        Proceeds from disposition of investment securities                                    27,400                33,960
        Realized gain on investments, pre-tax                                                (11,095)              (11,942)
        Net purchase of investments                                                                -              (338,016)
        Loan receivable and accrued interest                                                 (26,071)               24,020
        Depreciation and amortization                                                            698                   462
        Deferred offering costs                                                                4,608                     -
        Grant of stock options to employees                                                   34,995                     -
        Other assets                                                                          (8,984)                3,524
        Accounts payable                                                                      12,673                48,862
        Accrued interest and expenses payable                                                 22,395                15,482
        Deferred Taxes Payable                                                                     -               284,088
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                       (68,713)             (374,031)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                          135,770               145,980
        Payments on notes payable                                                            (75,000)
        Stock issued to purchase investment                                                                         82,000
        Sale of stock, net of offering costs                                                  (1,608)               39,200
        Stock issued for note repayment and interest                                           6,798
        Stock issued pursuant to settlement                                                                         39,840
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                        65,960               307,020
                                                                                       --------------       ---------------

Decrease in Cash                                                                              (2,753)              (67,011)
Cash and Cash Equivalents - Beginning of Period                                                2,891                67,609
                                                                                       --------------       ---------------
Cash and Cash Equivalents - End of Period                                              $         138        $          598
                                                                                       ==============       ===============


     The accompanying notes are an integral part of the financial statements

                                                    SCHEDULE OF INVESTMENTS
                                                         June 30, 2009
                                                          (Unaudited)

                       Original
                        Date of                                                               Original               Fair
  Shares    Warrants   Acquisition                                                              Cost                 Value
-----------------------------------------                                                     ----------          ------------
                                         Common stock in controlled affiliates,
                                         55% of net assets

 6,203,960              Jun-08           NPI08, Inc. publicly traded over the counter,        $ 232,000           $   156,873
                                         55% of net assets, education and college
                                         preparation company (1)                              ----------          ------------

                                         Subtotal                                             $ 232,000           $   156,873
                                                                                              ----------          ------------


                                         Noncontrol Affiliate Investments,
                                         258% of net assets


   528,125 (2)          Nov-04           Strategic Environmental & Energy Resources, Inc.     $ 115,198           $   589,660
   100,000 (3)          Mar-08           publicly traded over the counter,                       65,221               111,651
             125,000    Mar-08           provider of technology-based industrial services        24,490                35,819
                                         in the environmental, energy and rail transport,
                                         258% of net assets (4)

   717,500              Aug-04           Lumonall, Inc. publicly traded over the counter,     $   7,225           $       420
                                         global supplier of photoluminescent products,
                                         0% of net assets (5)                                 ----------          ------------

                                         Subtotal                                             $ 212,134           $   737,550
                                                                                              ----------          ------------


                                         TOTAL INVESTMENTS                                    $ 444,134           $   894,423
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

     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                             Statements of Changes in Net Assets



                                                                                    SIX MONTHS              YEAR ENDED
                                                                                  ENDED JUNE 30,              DEC. 31,
                                                                                       2009                    2008
                                                                                 ------------------     -------------------
                                                                                     UNAUDITED               AUDITED
Changes in net assets from operations:
     Net investment loss                                                         $        (152,443)     $         (170,628)
     Net realized gain (loss) on investments, net of tax                                     7,323                 (28,410)
     Net change in unrealized increase (decrease), net of tax                              (38,410)                292,651
                                                                                 ------------------     -------------------

           Net (decrease) increase in net assets from operations                          (183,530)                 93,612
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
     Proceeds from issuance of common stock, net of offering costs                          (1,608)                175,001
     Issuance of common stock for debt and interest                                          6,798                       -
     Grant of employee stock options                                                        34,995                  56,205
                                                                                 ------------------     -------------------

           Net increase in net assets from stock transactions                               40,185                 231,206
                                                                                 ------------------     -------------------

Net (decrease)increase in net assets                                                      (143,345)                324,818
Net assets at beginning of year                                                            429,572                 104,754
                                                                                 ------------------     -------------------

NET ASSETS AT END OF PERIOD                                                      $         286,227      $          429,572
                                                                                 ==================     ===================

















     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)


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

The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. The Company is reviewing the comments and if it is determined the Company has a material weakness in its internal control over financial reporting, this will be noted in future filings and the Company will take corrective action to insure adequate internal control over financial reporting is in place.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed dated December 31, 2008. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $608,196 at June 30, 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued FASB Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company's fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about Fund's derivative and hedging activities. Management is currently evaluating the impact the adoption of SFAS 161 will have on the Company's financial statement disclosures.

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF's. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

In May 2008, FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this
Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

In May, 2008 FASB issued SFAS 163. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS

As of June 30, 2009, the Company has made investments in five target companies that total approximately $593,000 in funded capital. We have completed the following transactions:

-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
                   PORTFOLIO COMPANY                                  DATE                  INVESTMENT               COST
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Strategic Environmental & Energy Resources, Inc.*               November 2004         Common stock                   121,336
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Strategic Environmental & Energy Resources, Inc.*               March 2008            Common stock                    75,510
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Strategic Environmental & Energy Resources, Inc.*               March 2008            Warrants                        24,490
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Heartland, Inc.                                                 September 2004        Common stock                    12,500
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Fluid Media Networks                                            May 2007              Common stock                    85,000
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
Lumonall, Inc. **                                               August 2004           Common stock                    42,100
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
NPI08, Inc.                                                     June 2008             Common stock                   232,000
-------------------------------------------------------- ------ ------------------ -- ----------------------- --- -----------
TOTAL                                                                                                                592,936
-----------------------------------------------------------------------------------------------------------------------------
*In January  2008,  Satellite  Organizing  Solutions,  Inc.  changed its name to
Strategic Environmental & Energy Resources, Inc.
-----------------------------------------------------------------------------------------------------------------------------
**On July 18, 2005, Azonic Corporation changed its name to Midland International
Corporation.  On August 16, 2007, Midland  International Corporation changed its name to Lumonall, Inc.
-----------------------------------------------------------------------------------------------------------------------------

In September of 2008, the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 is a publicly traded shell which the Company intends to hold for possible future merger or acquisition.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS (continued)

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

This policy became effective for the quarter ending September 30, 2006. Previous to adopting this process management communicated informally with the independent valuation firm whose report was submitted to the board of directors for review and comment. The audit committee was formed in April 2006 and has reviewed the valuation reports and financial statements beginning with the quarter ended June 30, 2006.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS (continued)

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments but will sometimes sell specifically identified investments or shares.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company for the six ended June 30, 2009 and 2008 incurred expenses of approximately $22,730 and $25,234 respectively to a company affiliated through an Officer & Director for management fees and expenses.


NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the six months ended June 30, 2009 the Company issued new notes to individuals totaling $135,770 and retired $75,000 in existing notes payable. As partial compensation for a new $125,000 note the Company transferred 15,000 shares of its investment in SENR to the lender and the lender will receive 10% of the post-merger retained interest upon consummation of an equity transaction involving NPIE. The 15,000 shares of SENR have been recorded as a financing cost and the cost related to the 10% of NPIE will be recorded upon consummation of a triggering transaction.

As of June 30, 2009 $195,820 in notes payable plus related accrued interest are in default for lack of repayment by their due date. For the six month period ended June 30, 2009 the Company incurred interest expense on notes payable of $13,164.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2009 the Company issued 7,500 shares of common stock for cash, 21,492 shares of common stock as payment of interest expense on a note payable and 12,500 shares of common stock as partial repayment of a note payable.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 6 - STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $34,995 for the six months ended June 30, 2009. 196,000 options were granted in the period of which 50,000 vested immediately, 73,000 vest on the one year anniversary and 73,000 vest on the two year anniversary. The cost of options vesting immediately was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the six months ended June 30, 2009 was less than $0.01 per share. There was no impact on the Company's cash flow.

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

During the six months ended June 30, 2009, Joseph M. Chiappetta, the Company's Vice-President of Corporate Development, was issued an option exercisable for 196,000 shares of the Company's common stock. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended June 30, 2009:

Risk-free interest rate                                     1.67%
Expected option life                                  10.0 years
Expected volatility                                        87.71%
Expected dividend yield                                      0.0%

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 6 - STOCK BASED COMPENSATION PLANS (continued)

Further information relating to stock options is as follows:

                                                                   Weighted
                                                   Weighted        Average
                                       Number       Average        Remaining
                                         of         Exercise       Contract
                                       Shares        Price        Life (years)
                                    -----------   -------------  -------------
Outstanding options at 12/31/08        404,000    $       0.80          9.10
Granted                                196,000            0.50          9.55
Exercised                                    -               -             -
Forfeited/expired                            -               -             -
                                    -----------   -------------  -------------
Outstanding options at 6/30/09         600,000    $       0.70          9.23
                                    ===========   -------------  -------------

Exercisable on 6/30/09                 454,000    $       0.77          9.14

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at June 30, 2009 as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the six months ended June 30, 2009 as no options were exercised during this period.

At June 30, 2009, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 370,934.

NOTE 7 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by June 30, 2009.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (Unaudited)

NOTE 7 - EMPLOYMENT CONTRACTS

On January 5, 2009, Joseph M. Chiappetta signed an employment contract with the Company with an annual compensation set at $60,000. As part of Mr. Chiappetta's contract he received a stock option grant of 196,000 options of which 50,000 vested immediately. The option grant was in lieu of Mr. Chiappetta's first two months salary. On June 5, 2009 Mr. Chiappetta's employment contract was amended by both parties to reflect an annual compensation level of $12,000.

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six month period ended June 30, 2009 and the year ended December 31, 2008.

                                                      SIX MONTHS ENDED   YEAR ENDED
                                                           JUN 30,         DEC 31,
                                                            2009            2008
                                                        -------------   -------------
Per share information
Net asset value, beginning of period                            0.07            0.02
                                                        -------------   -------------

   Net investment (loss) (1)                                   (0.03)          (0.03)
   Net realized and unrealized gain (loss) (1)                 (0.01)           0.04
                                                        -------------   -------------

Net(decrease) increase in net assets
   resulting from operations (1)                               (0.04)           0.01
Issuance of common stock, warrants
   and other new equity (1)                                     0.01            0.04
                                                        -------------   -------------

Net asset (deficit) value, end of period                        0.04            0.07
                                                        =============   =============

Per share market value, end of period(2)                $       0.40    $       0.50

Total Return Based Upon Net Asset Value                         -41%             62%

Ratios and Supplemental Data
Net assets (deficit), end of year/period                     286,227         429,572
Common shares outstanding at end of year                   6,554,891       6,513,399
Diluted weighted average number of
   shares outstanding during the year                      6,516,857       6,573,138
Ratio of expenses to average net assets (3)                       69%             41%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (3)                     -94%             12%
Average Debt Outstanding                                     283,997         216,364
Average Debt Per Share (1)                                      0.04            0.03

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  Shares are thinly traded, price shown is last trade prior to statement date
(3)  Annualized for interim period

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

The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. The Company is reviewing the comments and if it is determined the Company has a material weakness in its internal control over financial reporting, this will be noted in future filings and the Company will take corrective action to insure adequate internal control over financial reporting is in place.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2008.

The Company recognized $553 in investment income during the three month period ended June 30, 2009. During the three month period ended June 30, 2008, the Company recognized investment income of $465. The increase of $88 was a result of interest income.

Total expenses during the three month period ended June 30, 2009 were $61,234 compared to $69,547 during the three month period ended June 30, 2008. The decrease of $8,313 was a result of a decrease of $24,943 in professional fees related to the one time use of a project consultant and a decrease in general and administrative costs of $5,773. The decrease was offset by a $19,914 increase in salaries and wages resulting from accrued salary and a stock option grant to Joseph M. Chiappetta who joined the Company in 2009 and an increase of $5,407 in interest expense and settlement costs.

During the three month period ended June 30, 2009, the Company had a net investment loss of $82,525 compared to a net investment loss of $46,597 in the three month period ended June 30, 2008. The increased loss of $35,298 is a result of a change in provision for income tax of $44,329 resulting from lower cumulative offset of net operating losses against unrealized investment gains offset by the $8,313 decrease in total expenses, described above.

During the three month period ended June 30, 2009, the Company had net realized and unrealized losses of $42,403 compared to net realized and unrealized gains of $467,229 during the three month period ended June 30, 2008. The decrease of $509,632 was a result of gains in the three month period ended June 30, 2008 from the Company's investment in Strategic Environmental and Energy Solutions which did not repeat in the three month period ended June 30, 2009.

During the three month period ended June 30, 2009, the Company had a net decrease in net assets from operations of $124,928 compared to a net increase in net assets of $420,632 during the three month period ended June 30, 2008. The change in net assets was a result of the decrease in net realized and unrealized gains, the decrease in investment income and the decrease in total expenses, as discussed above. Net assets per share from operations decreased $0.02 per share during the three month period ended June 30, 2009 and increased by $0.07 per share during the three month period ended June 30, 2008.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2008.

The Company recognized $1,071 in investment income during the six month period ended June 30, 2009. During the six month period ended June 30, 2008, the Company recognized investment income of $466. The increase of $605 was a result of interest income.

Total expenses during the six month period ended June 30, 2009 were $137,499 compared to $162,790 during the six month period ended June 30, 2008. The decrease of $25,291 was a result of a decrease of $29,877 in professional fees related to the one time use of a project consultant, a decrease in general and administrative costs of $9,226 and a decrease of $34,679 in interest expense and settlement costs. The decrease was offset by a $50,995 increase in salaries and wages resulting from accrued salary and a stock option grant to Joseph M. Chiappetta who joined the Company in 2009.

During the six month period ended June 30, 2009, the Company had a net investment loss of $152,443 compared to net investment income of $59,274 in the six month period ended June 30, 2008. The increased loss of $211,717 is a result of a change in provision for income tax of $237,613 resulting from lower cumulative offset of net operating losses against unrealized investment gains offset by the $25,291 decrease in total expenses, described above.

During the six month period ended June 30, 2009, the Company had net realized and unrealized losses of $31,087 compared to net realized and unrealized gains of $981,627 during the six month period ended June 30, 2008. The decrease of

$1,012,714 was a result of gains in the six month period ended June 30, 2008 from the Company's investment in Strategic Environmental and Energy Solutions which did not repeat in the six month period ended June 30, 2009.

During the six month period ended June 30, 2009, the Company had a net decrease in net assets from operations of $183,530 compared to a net increase in net assets of $1,040,901 during the six month period ended June 30, 2008. The change in net assets was a result of the decrease in net realized and unrealized gains, the decrease in investment income and the decrease in total expenses, as discussed above. Net assets per share from operations decreased $0.03 per share during the six month period ended June 30, 2009 and increased by $0.17 per share during the six month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at June 30, 2009 of $138 compared to $2,891 at December 31, 2008. Current liabilities exceed current assets by $608,196. The Company had $737,550 in non-controlled affiliate investments and $156,873 in controlled investments at June 30, 2009. The Company expects to raise capital in connection with a Regulation E offering and anticipates that the funds available from the offering would provide required working capital for the next twelve months. The Company filed a new Regulation E offering circular with the Securities and Exchange Commission in the second quarter of 2009. The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009; until such comments are cleared and any necessary changes are made, the Company will not be able to sell securities under Regulation E.

The notes payable of the Company increased from $260,800 as of June 30, 2008 to $321,570 as of June 30, 2009. This net increase was attributable to the following: (i) In the fourth quarter of 2008, the Company sold a $7,800 of promissory note to Theodore A. Greenberg the proceeds of which were uses for general corporate purposes (ii) In the first quarter of 2009, the Company sold $8,820 in promissory notes to two individuals, the proceeds of which were used for general corporate purposes (iii) In the second quarter 2009, the Company sold $126,950 in promissory notes to two individuals, the proceeds of which were used to repay $75,000 in existing notes payable and for general corporate purposes.

During the six month period ended June 30, 2009, the Company used $68,713 in operating activities. During the six month period ended June 30, 2008, the Company used $374,031 in operating activities. The decrease of $305,318 was due to the Company's investments in Strategic Environmental and Energy Services and NPI08, Inc. during the six month period ended June 30, 2008. During the six month period ended June 30, 2009, the Company had a increase in other assets of $8,984, an increase in accounts payable of $12,673 and an increase in accrued expenses of $22,395.

During the six month period ended June 30, 2009, the Company did not use or receive funds from investing activities. During the six month period ended June 30, 2009, the Company received net funds of $65,960 from financing activities. The Company received funds of $135,770 from promissory notes, repaid $75,000 in promissory notes and $5,190 from sale of stock and stock issued to repay notes payable and interest expense, net of offering costs. During the six month period ended June 30, 2008, the Company received funds of $307,820 from its financing activities that included $145,980 from promissory notes, and $161,040 from sale of stock, stock issued as part of the Company's investment in NPI08, Inc. and stock issued as part of a settlement with one of the Company's creditors, net of offering costs.

NEED FOR ADDITIONAL FINANCING

The Company had an operating loss during the six month period ended June 30, 2009 and while the Company had an operating profit during the six month period ended June 30, 2008, the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

In addition, the United States and the global business community has experienced severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. The Company is reviewing the comments and if it is determined the Company has a material weakness in its internal control over financial reporting, this will be noted in future filings and the Company will take corrective action to insure adequate internal control over financial reporting is in place.

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

Management's assessment of the effectiveness of the Registrant's internal control over financial reporting is as of the quarter ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. The Company is reviewing the comments and if it is determined the Company has a material weakness in its internal control over financial reporting, this will be noted in future filings and the Company will take corrective action to insure adequate internal control over financial reporting is in place.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, the Company granted 196,000 options to purchase Company stock at $0.50 per share and a term of 10 years to an officer of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company received a letter from the Securities and Exchange Commission dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. The Company is reviewing the comments and if it is determined the Company has a material weakness in its internal control over financial reporting, this will be noted in future filings and the Company will take corrective action to insure adequate internal control over financial reporting is in place.

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





                                             INFINITY CAPITAL GROUP, INC.
                                         -------------------------------------
                                                    (Registrant)




Dated: August 19, 2009                    BY: /s/Gregory H. Laborde
                                          -------------------------------------
                                          Gregory H. Laborde,
                                          Principal Executive Officer,
                                          President & Chief Executive Officer



Dated: August 19, 2009                    BY: /s/Theodore A. Greenberg
                                          -------------------------------------
                                          Theodore A. Greenberg,
                                          Principal Accounting Officer,
                                          Chief Financial Officer,
                                          Chief Investment Officer &
                                          Secretary