Form 10-Q
period 2009-09-30
INFINITY CAPITAL GROUP, INC.
filed 2009-11-16
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                                       or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                    16-1675285
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

As of November 13, 2009 the number of shares outstanding of the registrant's class of common stock was 6,547,391.


                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                                                              2

         Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)              3

         Statements of Operations (Unaudited) for the Three and Nine Months Ended
         September 30, 2009 and 2008                                                                      4

         Statements of Cash Flows (Unaudited) for the Nine Months Ended
         September 30, 2009 and 2008                                                                      5

         Schedule of Investments as of September 30, 2009 (Unaudited)                                     6

         Statements of Changes in Net Assets for the Nine Months Ended September 30, 2009 (Unaudited)
         and the Year Ended December 31, 2008 (Audited)                                                   7

         Notes to Financial Statements (Unaudited)                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             20

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        23

Item 4. Controls and Procedures                                                                           24

Item 4T.Controls and Procedures                                                                           24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                               26

Item 1A.Risk Factors -  NOT APPLICABLE                                                                    26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                       26

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                  26

Item 4. Submission of Matters to a Vote of Security Holders                                               26

Item 5. Other Information - NOT APPLICABLE                                                                26

Item 6. Exhibits                                                                                          26

Signatures                                                                                                27

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

                          INFINITY CAPITAL GROUP, INC.
                                 Balance Sheets

                                                                                           September            December
                                                                                            30, 2009            31, 2008
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Audited)

Assets
         Non Affiliated Investments (Cost - $159,005 and $228,439)                       $      348,364      $      724,075
         Controlled Investments (Cost - $232,000)                                               156,873             244,852
         Promissory Note                                                                         52,227              27,477
         Cash                                                                                         -               2,891
         Deferred offering costs                                                                      -               4,608
         Other assets                                                                             5,158               9,775
                                                                                         ---------------     ---------------

                Total assets                                                             $      562,622      $    1,013,678
                                                                                         ===============     ===============

Liabilities

         Accounts payable nonaffillates                                                  $      269,936      $      234,334
         Accrued expenses payable others                                                         12,873              23,965
         Notes payable others                                                                   173,520             133,000
         Total Payable To Officers & Directors                                                  248,767             192,807
                                                                                         ---------------     ---------------

                Total liabilities                                                               705,096             584,106
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (142,474)     $      429,572
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized 6,547,391 and
                6,513,399 issued and outstanding, respectively                           $        6,547      $        6,513


         Additional paid-in capital                                                             811,821             765,756
         Accumulated income (deficit)
                Accumulated net operating (deficit), net of tax                              (1,209,313)           (866,226)
                Net realized gain on investments, net of tax                                    163,946             178,794
                Net unrealized increase of investments, net of tax                               84,525             344,735
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (142,474)     $      429,572
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $        (0.02)     $         0.07
                                                                                         ===============     ===============




     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Quarter Ended         For the Nine Months Ended
                                                           September 30,                   September 30,
                                                        2009           2008             2009            2008
                                                     ------------   ------------    -------------   -------------

Investment Income
        Interest Income                                      915            466            1,985             932
                                                     ------------   ------------    -------------   -------------

Total Investment Income                                      915            466            1,985             932
                                                     ------------   ------------    -------------   -------------

Expenses
        Salaries and wages                                17,914          6,000           80,909          18,000
        Director Fees                                          -         56,205                -          56,205
        Management fees                                   22,500         22,500           67,500          67,500
        Waiver of Management Fees                        (16,847)       (12,443)         (39,117)        (32,209)
        Professional fees                                 16,157         34,686           35,145          83,776
        General and administrative                         9,739          9,296           29,360          37,920
        Interest & Settlement Costs                       17,720          5,336           30,884          53,178
                                                     ------------   ------------    -------------   -------------

Total Expenses                                            67,183        121,580          204,681         284,370
                                                     ------------   ------------    -------------   -------------

Net Investment Income (Loss) before taxes                (66,268)      (121,114)        (202,696)       (283,438)
Provision for income tax, all deferred                   124,376        (40,541)         140,391        (262,139)
                                                     ------------   ------------    -------------   -------------

Net investment income (loss)                            (190,644)       (80,573)        (343,087)        (21,299)
                                                     ------------   ------------    -------------   -------------

Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
       all Non-affilates                                 (32,288)       (55,250)         (21,193)        (43,308)
       Deferred tax on realized gains                    (10,117)       (18,785)          (6,345)        (14,726)
                                                     ------------   ------------    -------------   -------------

     Net realized gain (loss), net of tax                (22,171)       (36,465)         (14,848)        (28,582)
                                                     ------------   ------------    -------------   -------------

     Net change in unrealized increase (decrease),
        Affilates                                              -         87,313          (87,979)         87,313
     Net change in unrealized increase (decrease),
        Non-affilates                                   (336,057)      (243,530)        (306,276)      1,231,842
                                                     ------------   ------------    -------------   -------------

     Net change in unrealized increase (decrease),      (336,057)      (156,217)        (394,255)      1,319,155
       Deferred tax on change in unrealized             (114,259)       (53,114)        (134,047)        448,513
                                                     ------------   ------------    -------------   -------------

     Net change in unrealized, net of tax               (221,798)      (103,103)        (260,208)        870,642
                                                     ------------   ------------    -------------   -------------

Net realized and unrealized gains (losses)              (243,969)      (139,568)        (275,056)        842,060
                                                     ------------   ------------    -------------   -------------

Net increase (decrease) in net assets
     from operations                                 $  (434,613)   $  (220,141)    $   (618,143)   $    820,761
                                                     ============   ============    =============   =============

Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                              $     (0.07)   $     (0.03)    $      (0.09)   $       0.13
  Diluted                                            $     (0.07)   $     (0.03)    $      (0.09)   $       0.13
                                                     ============   ============    =============   =============

Weighted average number of shares outstanding
  Basic                                                6,547,391      6,467,396        6,526,618       6,335,952
  Diluted                                              6,547,391      6,467,396        6,526,618       6,376,452
                                                     ============   ============    =============   =============

     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                          September 30,     September 30,
                                                                                           2009                  2008
                                                                                       --------------       ---------------


Cash Flows from Operating Activities:
     Net (decrease) increase in net assets from operations                             $    (618,143)       $      820,761

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in unrealized (increase) decrease of investments, pre-tax                     394,255            (1,319,155)
        Proceeds from disposition of investment securities                                    48,241                63,710
        Realized loss on investments, pre-tax                                                 21,193                43,308
        Net purchase of investments                                                                -              (338,016)
        Loan receivable and accrued interest                                                 (26,736)               22,523
        Depreciation and amortization                                                          1,046                   730
        Deferred offering costs                                                                4,608                32,056
        Grant of stock options to directors & employees                                       43,909                56,205
        Other assets                                                                           5,556                (5,415)
        Accounts payable and credit cards                                                     35,602                71,665
        Accrued expenses payable                                                              44,868                26,645
        Deferred Taxes Payable                                                                                     171,648
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                       (45,601)             (353,335)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                          135,770               145,980
        Payments on notes payable                                                            (95,250)              (25,000)
        Stock issued to purchase investment                                                                         82,000
        Sale of stock, net of offering costs                                                  (4,608)               43,036
        Stock issued pursuant to settlement                                                    6,798                39,840
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                        42,710               285,856
                                                                                       --------------       ---------------

Decrease in Cash                                                                              (2,891)              (67,479)
Cash and Cash Equivalents - Beginning of Period                                                2,891                67,609
                                                                                       --------------       ---------------
Cash and Cash Equivalents - End of Period                                              $           -        $          130
                                                                                       ==============       ===============


     The accompanying notes are an integral part of the financial statements

                             SCHEDULE OF INVESTMENTS
                               September 30, 2009
                                   (Unaudited)

                      Original
                      Date of                                                                     Original              Fair
  Shares   Warrants   Acquisition                                                                   Cost                Value
-----------------------------------------                                                        ----------          ------------
                                         Common stock in controlled affiliates


6,203,960               Jun-08           NPI08, Inc. publicly traded over the counter,           $ 232,000           $   156,873
                                         previously and education and college preparation
                                         company, currently inactive (1)
                                                                                                 ----------          ------------

                                         Subtotal                                                $ 232,000           $   156,873
                                                                                                 ----------          ------------


                                         Non Affiliate Investments


 328,125 (2)            Nov-04           Strategic Environmental & Energy Resources Inc          $  69,294           $   263,813
 100,000 (3)            Mar-08           publicly traded over the counter,                          65,221                80,400
             125,000    Mar-08           provider of technology-based industrial services           24,490                 4,151
                                         in the environmental, energy and rail transport (4)
                                                                                                 ----------          ------------

                                         Subtotal                                                $ 159,005           $   348,364
                                                                                                 ----------          ------------


                                         TOTAL INVESTMENTS                                       $ 391,005           $   505,237
                                                                                                 ==========          ============

Percentage of net asset information is not provided since net assets are negative and would be misleading.

     (1) Acquired for a total of $150,000 cash and 102,500 shares of Infinity common stock
     (2)  Company reverse split the stock at 1 for 4 shares January 22, 2008
     (3)  Note plus $50,000 cash exchanged for Shares and Warrants of SENR
     (4)  Formerly Satellite Organizing Systems, Inc.







     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                       Statements of Changes in Net Assets



                                                                                    NINE MONTHS             YEAR ENDED
                                                                                 ENDED SEPTEMBER 30,       DECEMBER 31,
                                                                                       2009                    2008
                                                                                 ------------------     -------------------
                                                                                     UNAUDITED               AUDITED
Changes in net assets from operations:
     Net investment loss                                                         $        (343,087)     $         (170,628)
     Net realized gain (loss) on investments, net of tax                                   (14,848)                (28,410)
     Net change in unrealized increase (decrease), net of tax                             (260,208)                292,651
                                                                                 ------------------     -------------------

           Net (decrease) increase in net assets from operations                          (618,143)                 93,612
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
     Proceeds from issuance of common stock, net of offering costs                          (4,608)                175,001
     Issuance of common stock for debt and interest                                          6,798                       -
     Grant of employee stock options                                                        43,909                  56,205
                                                                                 ------------------     -------------------

           Net increase in net assets from stock transactions                               46,099                 231,206
                                                                                 ------------------     -------------------

Net (decrease)increase in net assets                                                      (572,044)                324,818
Net assets at beginning of year                                                            429,572                 104,754
                                                                                 ------------------     -------------------

NET ASSETS AT END OF PERIOD (ACCUMULATED NET INVESTMENT
         LOSS OF $1,209,313 AND $866,226)                                        $        (142,472)     $          429,572
                                                                                 ==================     ===================
















     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)


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

The Company received a letter from the Securities and Exchange Commission ("SEC") dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. In response to the letter the Company withdrew its Regulation E filing and has made some revisions to the format of its financial statements. As a result of issues raised in the comment letter, the Company has determined that there are weaknesses in its internal controls. At the time of this filing, the Company is in the process of completing its response to the SEC.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)


The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2008 Annual Report filed dated December 31, 2008. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

RECLASSIFICATION

In order to conform with the presentation of the financial statements herein, certain items in the financial statements for the prior periods have been reclassified.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $647,711 at September 30, 2009.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Issue No. FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly" ("FSP FAS No. 157-4"). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP No. 157-4 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 will not have a material impact on the Company's financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS

As of September 30, 2009, the Company has made investments in five target companies that total approximately $593,000 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                        DATE           INVESTMENT             COST
--------------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock            121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock             75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants                 24,490
Heartland, Inc.                                      September 2004    Common Stock             12,500
Fluid Media Networks                                 May 2007          Common Stock             85,000
Lumonall, Inc.**                                     August 2004       Common stock             42,100
NPI08                                                June 2008         Common Stock            232,000
                                                                                             -----------
Total                                                                                          592,936
------------
* In January 2008,  Satellite  Organizing  Solutions,  Inc.  changed its name to
Strategic Environmental & Energy Resources, Inc.

** On July 18, 2005 Azonic Corporation changed its name to Midland International
Corporation. On August 16, 2007 Midland International Corporation changed its name to Lumonall, Inc.

In September of 2008 the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 was previously and education and college preparation company and is currently an inactive publicly traded shell which the Company intends to hold for possible future merger or acquisition.

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

The Company, as a BDC, may invest in illiquid and restricted securities. The Company's investments may be subject to certain restrictions on resale and may have no ready trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in orderly disposition over a reasonable period of time between willing parties rather than in a forced or liquidation sale. Factors that the Board

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

of Directors may consider in determining fair value of an individual investment are financial performance and condition, business plan and progress towards plan, restrictions on the investment securities, liquidity, trading activity, financing activity and relative valuation to comparable companies.

With respect to our investments for which market quotations are not readily available and/or investments subject to restrictions, our Board of Directors adopted a multi-step valuation process for each quarter as described below:

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

The Company classifies the inputs used to measure fair values into the following hierarchy:

     Level  1:  Quoted  prices  in  active  markets  for  identical   assets  or
     liabilities

     Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

     Level 3: Unobservable and significant inputs to determining the fair value.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

The carrying values and estimated fair values of the Company's findings:

                                                                                           SIGNIFICANT
                                                    QUOTE PRICES IN   SIGNIFICANT OTHER    UNOBSERVABLE
                                                    ACTIVE MARKETS    OBSERVABLE INPUTS    INPUTS
                                   CARRYING VALUE   (LEVEL 1)         (LEVEL 2)            (LEVEL 3)
                                   -----------------------------------------------------------------------
September  30, 2009:

Investment Securities;

Strategic Environmental Stock      $     344,213    $        --       $       344,213      $           --

Strategic Environmental Warrants   $       4,151    $        --       $         4,151      $           --

NPI08, Inc.                        $     156,873    $        --       $            --      $      156,873
                                   -----------------------------------------------------------------------

Total Investment Securities        $     505,237    $        --       $       348,364      $      156,873
                                   =======================================================================

The following table presents additional information about assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

                                                      INVESTMENT IN NPI08, INC.
                                                      -------------------------
Balance as of January 1, 2009                               $  244,852
Unrealized loss included in net change in assets from
 operations                                                    (87,979)
                                                      -------------------------
Balance as of September 30, 2009                            $  156,873
                                                      =========================

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments but will sometimes sell specifically identified investments or shares.

NOTE 3 - RELATED PARTY TRANSACTIONS

By contract, for each of the nine months ended September 30, 2009 and 2008 the Company incurred management fees expense of $67,500 to a company affiliated through Gregory Laborde, an Officer & Director of the Company. As indicated on the Statement of Operations, Mr. Laborde agreed to waive $39,117 and $32,209 in each of the respective periods resulting in a net expense of $28,383 and $35,291 respectively.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)


NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE

During the nine months September 30, 2009 the Company issued new notes to individuals totaling $135,770 and retired $75,000 in existing notes payable. As partial compensation for a new $125,000 note the Company transferred 15,000 shares of its investment in SENR to the lender and the lender will receive 10% of the post-merger retained interest upon consummation of an equity transaction involving NPIE. The 15,000 shares of SENR have been recorded as a financing cost and the cost related to the 10% of NPIE will be recorded upon consummation of a triggering transaction.

On September 15, 2009 the holders of Company notes totaling $125,000 foreclosed on collateral of 200,000 shares of Strategic Environmental owned by the Company and 250,000 shares of the Company pledged by GHL Group, Ltd. a company controlled by Gregory Laborde, an Officer and Director of the Company. In their foreclosure notice the lenders put a value of $20,000 on the shares of Strategic Environmental and $250 on the Company shares. The Company does not agree with these valuations but has taken a conservative approach and reduced the debt by these values in the financial statements.

As of September 30, 2009 $301,320 in notes payable plus related accrued interest are in default for lack of repayment by their due date. For the nine month period ended September 30, 2009 the Company incurred interest expense and finance costs on notes payable of $29,177.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2009 the Company issued 21,492 shares of common stock as payment of interest expense on a note payable and 12,500 shares of common stock as partial repayment of a note payable. In the June 30, 2009 financial statements the Company reported that 7,500 shares had been sold for $3,000 cash but in response to an SEC comment letter on the Company's June 2009 offering, the Company has withdrawn the offering and the $3,000 will be returned to the purchasers of stock under the offering.

NOTE 6 - STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

The Company recognized expense in the amount of $43,909 for the nine months ended September 30, 2009. 196,000 options were granted in the period of which 50,000 vested immediately, 73,000 vest on the one year anniversary and 73,000 vest on the two year anniversary. The cost of options vesting immediately was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the nine months ended September, 2009 was less than $0.01 per share. There was no impact on the Company's cash flow.

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

During the nine months ended September 30, 2009, Joseph M. Chiappetta, the Company's Vice-President of Corporate Development, was issued an option exercisable for 196,000 shares of the Company's common stock. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended September 30, 2009:

Risk-free interest rate                      1.67        %
Expected option life                         10.0 years
Expected volatility                          87.71       %
Expected dividend yield                      0.0         %

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

Further information relating to stock options is as follows:
                                                                   WEIGHTED
                                                     WEIGHTED      AVERAGE
                                       NUMBER        AVERAGE       REMAINING
                                       OF            EXERCISE      CONTRACT
                                       SHARES        PRICE         LIFE (YEARS)
                                       -----------------------------------------
Outstanding options at 12/31/08         404,000      $0.80           8.85
Granted                                 196,000       0.50           9.30
Exercised                               -             -              -
Forfeited/expired                       -             -              -
Outstanding options at 9/30/09          600,000      $0.70           9.00

Exercisable on 9/30/09                  454,000      $0.77           8.90

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at September 30, 2009 as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the nine months ended September 30, 2009 as no options were exercised during this period.

At September 30, 2009, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 370,934.

NOTE 7 - EMPLOYMENT CONTRACTS

On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by September 30, 2009. In the Statement of Operations Mr. Laborde's full salary of $22,500 for the three month periods ended September 30, 2009 and 2008 and $67,500 for the nine month periods ending September 30, 2009 and 2008 is shown as management fees and the amount he has waived is reflected as an offsetting amount.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

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

NOTE 8 - INCOME TAXES

The Company complies with the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the financial statements in accordance with GAAP. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability.

In searching for uncertain tax positions that would potentially result in a tax liability, the Company has reviewed its tax filings and has found no such position that fails to meet the more likely than not recognition threshold. In addition, the Company has not received a notice of audit for any of its federal, state or local income tax returns.

As of September 30, 2009 the Company's aggregate unrealized appreciation of securities in which there is an excess of value over tax cost is $209,698.

As of September 30, 2009 the Company's aggregate unrealized depreciation of securities in which there is an excess of tax cost over value is $95,466.

As of September 30, 2009 the Company's net aggregate unrealized appreciation of value over tax cost of all its securities is $114,232.

As of September 30, 2009 the Company's aggregate cost of securities for federal income tax purposes is $391,005.

The Company recognizes deferred income taxes for each category of income. For the nine months ended September 2009 the Company has had a reduction in unrealized gains from prior years resulting in an deferred income tax benefit to unrealized and realized gains (for losses incurred in 2009) and deferred income tax charge to net investment income reversing prior deferred tax benefit from net investment loss in prior years.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (Unaudited)

The Company is uncertain of future tax benefit of accumulated losses and takes a full reserve against the potential deferred tax benefit beyond offsetting deferred taxes on unrealized gains.

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine month period ended September 30, 2009 and the year ended December 31, 2008.

                                                     NINE MONTHS    YEAR ENDED
                                                      SEPT. 30,       DEC 31,
                                                        2009           2008
                                                    ------------   ------------

   Per share information
   Net asset value, beginning of period                    0.07           0.02
                                                    ------------   ------------

      Net investment (loss) (1)                           (0.05)         (0.03)
      Net realized and unrealized gain (loss) (1)         (0.04)          0.04
                                                    ------------   ------------

   Net(decrease) increase in net assets
      resulting from operations (1)                       (0.09)          0.01
   Issuance of common stock, warrants
      and other new equity (1)                             0.00           0.04
                                                    ------------   ------------

   Net asset (deficit) value, end of period               (0.02)          0.07
                                                    ============   ============

   Per share market value, end of period                 $ 0.25         $ 0.50

   Total Return Based Upon Net Asset Value (3)            -133%            62%

   Ratios and Supplemental Data
   Net assets (deficit), end of year/period            (142,474)       429,572
   Common shares outstanding at end of year/period 6,547,391 6,513,399 Diluted weighted average number of
      shares outstanding during the year/period       6,526,618      6,573,138
   Ratio of expenses to average net assets (2)(3)          112%            41%
   Ratio of net increase (decrease) in net assets
      from operations to average net assets (2)(3)        -340%            12%
   Portfolio turnover                                        0%             5%
   Average Debt Outstanding                             288,028        216,364
   Average Debt Per Share (1)                              0.04           0.03


  (1)  Calculated   based  on  diluted  weighted  average  number  of  shares
       outstanding during the year.
  (2)  Annualized for interim period
  (3)  Average net assets were low resulting in calculation out of scale

NOTE 10 - SUBSEQUENT EVENTS

On September 30, 2009, a Notice for Summary Judgment in Lieu of Complaint was filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377. Mr. Schwartz holds a $15,000 promissory note dated March 23, 2006, the Promissory Note had a due date of May 23, 2006 and was secured by 40,000 shares of Heartland Corporation, which were to be transferred to the holder of the promissory note in the case of default. Mr. Schwartz is claiming a breach of contract for monies owed under the promissory note.

On October 21, 2009, Mr. Schwartz was granted an Order of Summary Judgment on his claim of breach of contract.

The Company evaluated events through November 16, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements herein and found no other events, other than the above.

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

The Company received a letter from the Securities and Exchange Commission (SEC) dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. In response to the letter the Company withdrew its Regulation E filing and has made some revisions to the format of its financial statements. These revisions were not considered to be material change in the financial statements. The Company is in process of completing its response to the SEC's comments.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

The Company recognized $915 in investment income during the three month period ended September 30, 2009. During the three month period ended September 30, 2008, the Company recognized investment income of $466. The increase of $449 was a result of interest income.

Total expenses during the three month period ended September 30, 2009 were $67,183 compared to $121,580 during the three month period ended September 30, 2008. The decrease of $54,397 was a result of a decrease of $56,205 in directors fees resulting from a stock option grant in 2008 which did not repeat in 2009 and a decrease of $18,529 in professional fees related to the one time use of a project consultant. The decrease was offset by a $11,914 increase in salaries and wages resulting from a stock option grant to Joseph M. Chiappetta who joined the Company in 2009 and an increase of $12,384 in interest expense and settlement costs.

During the three month period ended September 30, 2009, the Company had a net investment loss of $190,644 compared to a net investment loss of $80,573 in the three month period ended September 30, 2008. The increased loss of $110,071 is a result of a change in provision for income tax of $164,917 resulting from reversal of prior deferred tax benefit against unrealized investment gains that have been reduced substantially offset by the $54,397 decrease in total expenses, described above.

During the three month period ended September 30, 2009, the Company had net realized and unrealized losses of $243,969 compared to net realized and unrealized losses of $119,568 during the three month period ended September 30, 2008. The increased loss of $104,401 was a result of a decrease in the value of the company's investment in Strategic Environmental and Energy Solutions during the three month period ended September 30, 2009 including a realized loss when shares supporting a note payable by the Company were foreclosed in the escrow account established to secure the note.

During the three month period ended September 30, 2009, the Company had a net decrease in net assets from operations of $434,613 compared to a net decrease in net assets of $220,141 during the three month period ended September 30, 2008. The change in net assets was a result of the increased loss in net realized and unrealized gains, the increase in net investment loss offset by the decrease in total expenses, as discussed above. Net assets per share from operations decreased $0.07 per share during the three month period ended September 30, 2009 and decreased by $0.03 per share during the three month period ended September 30, 2008.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

The Company recognized $1,985 in investment income during the nine month period ended September 30, 2009. During the nine month period ended September 30, 2008, the Company recognized investment income of $932. The increase of $1,053 was a result of interest income.

Total expenses during the nine month period ended September 30, 2009 were $204,681 compared to $284,370 during the nine month period ended September 30, 2008. The decrease of $79,689 was a result of a decrease of $48,631 in professional fees related to the one time use of a project consultant, a decrease in general and administrative costs of $8,560 and a decrease of $22,294 in interest expense and settlement costs. The decrease was offset by a $62,909 increase in salaries and wages resulting from accrued salary and a stock option grant to Joseph M. Chiappetta who joined the Company in 2009.

During the nine month period ended September 30, 2009, the Company had a net investment loss of $343,087 compared to a net investment loss of $21,299 in the nine month period ended September 30, 2008. The increased loss of $321,788 is a result of a change in provision for income tax of $402,530 resulting from reversal of prior deferred tax benefit against unrealized investment gains that have been reduced substantially offset by the $79,689 decrease in total expenses, described above.

During the nine month period ended September 30, 2009, the Company had net realized and unrealized losses of $275,056 compared to net realized and unrealized gains of $842,060 during the nine month period ended September 30, 2008. The decrease of $1,117,116 was a result of gains in the nine month period ended September 30, 2008 from the Company's investment in Strategic Environmental and Energy Solutions which did not repeat in the nine month period ended September 30, 2009.

During the nine month period ended September 30, 2009, the Company had a net decrease in net assets from operations of $618,143 compared to a net increase in net assets of $820,761 during the nine month period ended September 30, 2008. The change in net assets was a result of the decrease in net realized and unrealized gains, the decrease in investment income and the decrease in total expenses, as discussed above. Net assets per share from operations decreased $0.09 per share during the nine month period ended September 30, 2009 and increased by $0.13 per share during the nine month period ended September 30, 2008.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a zero cash balance at September 30, 2009 compared to $2,891 at December 31, 2008. Current liabilities exceed current assets by $647,711. The Company had $348,364 in non affiliate investments and $156,873 in controlled investments at September 30, 2009. The Company expects to raise capital and/or sell assets to fund working capital for the next twelve months. The Company filed a new Regulation E offering circular with the Securities and Exchange Commission in the second quarter of 2009. The Company received a letter from the Securities and Exchange Commission detailing comments on the Company's Regulation E filing in the second quarter of 2009; until such comments are cleared and any necessary changes are made, the Company will not be able to sell securities under Regulation E. In response to the SEC letter, the Company terminated the offering.

The notes payable of the Company increased from $253,000 as of September 30, 2008 to $301,320 as of September 30, 2009. This net increase was attributable to the following: (i) In the fourth quarter of 2008, the Company sold a $7,800 of promissory note to Theodore A. Greenberg the proceeds of which were uses for general corporate purposes (ii) In the first quarter of 2009, the Company sold $8,820 in promissory notes to two individuals, the proceeds of which were used for general corporate purposes (iii) In the second quarter 2009, the Company sold $126,950 in promissory notes to two individuals, the proceeds of which were used to repay $75,000 in existing notes payable and for general corporate purposes (iv) in the third quarter 2009, he a secured lender foreclosed on an escrow account containing 200,000 shares of the Company's investment in Strategic Environmental and Energy Solutions and 250,000 shares of Company stock pledged by the GHL Group, Ltd. whose controlling shareholder is Gregory Laborde, an officer and director of the Company.

During the nine month period ended September 30, 2009, the Company used $45,601 in operating activities. During the nine month period ended September 30, 2008, the Company used $353,335 in operating activities. The decrease of $307,734 was due to the Company's investments in Strategic Environmental and Energy Services and NPI08, Inc. during the nine month period ended September 30, 2008. During the nine month period ended September 30, 2009, the Company had a decrease in other assets of $5,556, an increase in accounts payable of $35,602 and an increase in accrued expenses of $44,868.

During the nine month periods ended September 30, 2009 and 2008, the Company did not use or receive funds from investing activities. During the nine month period ended September 30, 2009, the Company received net funds of $42,710 from financing activities. The Company received funds of $135,770 from promissory notes, repaid $95,250 in promissory notes and $2,190 from sale of stock and stock issued to repay notes payable and interest expense, net of offering costs.

During the nine month period ended September 30, 2008, the Company received net funds of $285,856 from its financing activities that included $145,980 from promissory notes, repaid $25,000 in promissory notes, and $164,876 from sale of stock, stock issued as part of the Company's investment in NPI08, Inc. and stock issued as part of a settlement with one of the Company's creditors, net of offering costs.

NEED FOR ADDITIONAL FINANCING

The Company had an operating loss during the nine month period ended September 30, 2009 and while the Company had an operating profit during the nine month period ended September 30, 2008, the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

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

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred. The Company filed a new Regulation E offering circular with the Securities and Exchange Commission in the second quarter of 2009 but that offering has been terminated in response to a SEC comment letter on the offering. Until such comments are cleared and any necessary changes are made, the Company will not be able to sell securities under Regulation E.

GOING CONCERN

The Company has a deficit in working capital and assets, which may be illiquid. Management plans to fund operations of the Company by raising capital and/or selling assets or through interest bearing advances from existing shareholders..

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

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals and may address the liquidity situation by selling some assets. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.


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

Our management, with the participation of the Company's President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. Based on this evaluation, our management, concluded that, as of September 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

            (1) The Company has not properly segregated duties as a few individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

            (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

As a result of Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the quarter ended September 30, 2009 we believe that internal control over financial reporting has not been effective and we are in the process of improving controls. We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources. This material weakness can lead to the following:

     o An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and

     o an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we have been a small business with limited employees causes a weakness in internal controls involving the areas disclosed above.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, the Company granted 196,000 options to purchase Company stock at $0.50 per share and a term of 10 years to an employee.

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





                                      INFINITY CAPITAL GROUP, INC.
                                      ----------------------------
                                             (Registrant)




Dated: November 16, 2009          BY: /s/Gregory H. Laborde
                                  -------------------------
                                  Gregory H. Laborde,
                                  Principal Executive Officer,
                                  President & Chief Executive Officer



Dated: November 16, 2009          BY: /s/Theodore A. Greenberg
                                  ----------------------------
                                  Theodore A. Greenberg,
                                  Principal Accounting Officer,
                                  Chief Financial Officer,
                                  Chief Investment Officer &
                                  Secretary