Form 10-K
period 2009-12-31
INFINITY CAPITAL GROUP, INC.
filed 2010-03-31
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2009

                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _____________


                        Commission file number: 814-00708

                          INFINITY CAPITAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


            Maryland                                           16-1675285
----------------------------------                       ----------------------
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

           Securities registered pursuant to Section 12(b) of the Act:


 Title of each class registered                         Name of each exchange
                                                         on which registered
----------------------------------                     -----------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                  Yes |_| No |_|

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

----------------------------- -----------  -------------------------- ----------
Large accelerated filer         [___]      Accelerated filer              [___]
----------------------------- -----------  -------------------------- ----------
Non-accelerated filer           [___]      Smaller reporting company      [_X_]
(Do not check if a smaller
 reporting company)
----------------------------- -----------  -------------------------- ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $31,116 as of March 31, 2010.

There were 6,547,391 shares outstanding of the registrant's Common Stock as of March 31, 2010.


                                             TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                       4
ITEM 1 A.               Risk Factors                                                                   20
ITEM 1 B.               Unresolved Staff Comments                                                      31
ITEM 2                  Properties                                                                     31
ITEM 3                  Legal Proceedings                                                              31
ITEM 4                  Removed and Reserved                                                           32

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and         32
                        Issuer Purchases of Equity Securities
ITEM 6                  Selected Financial Data                                                        34
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of     34
                        Operations
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                     38
ITEM 8                  Financial Statements and Supplementary Data                                    38
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial      39
                        Disclosure
ITEM 9 A.               Controls and Procedures                                                        39
ITEM 9 A(T)             Controls and Procedures                                                        39
ITEM 9 B                Other Information                                                              40

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                        40
ITEM 11                 Executive Compensation                                                         44
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related     49
                        Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence      51
ITEM 14                 Principal Accounting Fees and Services                                         51

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                        52
SIGNATURES

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

ITEM 1. BUSINESS
----------------

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

During the year ended December 31, 2008, we acquired 6,203,960 shares of NPI08, Inc. On December 31, 2009, the Company entered into a Share Purchase Agreement with BlackStar Energy Group, Inc. ("Buyer") whereby the Buyer agreed to purchase all of the equity NPI08, Inc., a portfolio company held by the Company, for $125,000 cash and 50,000 common shares of NPI08, Inc.

On June 8, 2009, the Company signed an Investment Term Sheet with Infotech Global, Inc. with an effectiveness of June 8, 2009 through August 3, 2009. The Investment Term Sheet has lapsed and the Company has been unable to raise the required capital. The Investment Term Sheet was cancelled on August 21, 2009.

On September 15, 2009, the holders of Company notes totaling $125,000 foreclosed on collateral of 200,000 shares of Strategic Environmental owned by the Company and 250,000 shares of the Company pledged by GHL Group, Ltd. a company controlled by Gregory Laborde, an Officer and Director of the Company. In their foreclosure notice the lenders put a value of $20,000 on the shares of Strategic Environmental and $250 on the Company shares. The Company has reduced the debt by these values in the financial statements.

On November 24, 2009,  the Company  entered  into a Custody  Agreement  with The
Huntington  National  Bank   ("Huntington").   The  Custody  Agreement  appoints
Huntington to act as its custodian and its foreign custody manager for all investments and cash owned by its clients during the term of the Custody Agreement.

On September 30, 2009, a Notice for Summary Judgment in Lieu of Complaint was filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377.

On December 9, 2009, the Company and Jonathan Schwartz entered into a Stipulation of Settlement ("Settlement") for $18,000 regarding the Complaint filed by Jonathan Schwartz against the Company in the Civil Court of the City of New York, County of New York, Index No. 0046377. The Settlement terms were as follows:

     *    $1,500 paid upon signing of the Stipulation of Settlement;

     *    $6,000 paid within 10 days; and

     *    Remaining balance of $10,500 due within 60 days from December 9, 2009.

As of this filing, the Company has complied with all terms of the Settlement.

On March 25, 2010, the Company received a demand letter for full payment of principal and interest on a $15,000 promissory note, dated October 10, 2005 (the Note.) The Note accrues interest at 7% per annum and had an original due date of November 10, 2005. The holder of the Note, Mr. Wulf Rehder, an affiliate of the Company, granted the Company extensions of the Note until June 20, 2006 and then until July 30, 2006. Mr. Rehder has given the Company notice of his intent to pursue legal action unless payment in full is received by April 16, 2010. As of March 31, 2010, the Company owes Mr. Rehder $15,000 in principal and accrued interest of $4,695 for a total of $19,695. The Company has entered into discussions with Mr. Rehder to resolve the default. The Company can make no assurances that it will be able to come to a satisfactory resolution to the situation.

On March 17, 2010, the Company filed a preliminary Proxy Information Statement on Form 14(c) with the SEC to be finalized after review by the SEC and mailed to our shareholders. The Proxy Information on Form 14(c) intends to give notice to our shareholders of the Company's intention to elect out of Business Development Company status and that we intend to effect a reverse split our common stock in a ratio up to a 10:1, as to be decided by the Board of Directors. The Company's shareholders are not being asked to vote on such items, but are being informed that the Company has the necessary votes to pass such items.

In order to withdraw its status as a Business Development Company, the Company will file a Form N-54C with the SEC. Subsequent to the filing of the Form N-54C, the Company intends to pursue other business opportunities. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will not own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

There is no assurance that any business opportunities will be finalized or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

GENERAL DESCRIPTION OF INFINITY

We are currently in the business of providing growth capital to small businesses and assisting these companies and actively helping to build those companies. We have focused on emerging growth companies that satisfy our Company's minimum financial or "quantitative" as well as qualitative criteria prior to our investment. Typically, our quantitative criteria precludes us from investing in any company that has not yet begun operations or is otherwise at the start up stage of development. We have chosen to focus on businesses that have a minimum operating history of one year with a revenues run rate approaching or in excess of one million dollars and which are seeking capital to expand their business product or service offerings or seek capital to access the public equity markets via a near term Offering or merger with another corporation. By focusing on companies that are in the expansion and mezzanine round of financing, we can be classified as a later stage venture capital firm.

CURRENT PORTFOLIO COMPANIES

The following table sets forth certain information as of December 31, 2009 regarding each portfolio company in which the Company had an investment. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.


 NAME & ADDRESS    NATURE OF ITS                  % OF CLASS                       FAIR VALUE AT
  OF PORTFOLIO       PRINCIPAL      TITLE OF       HELD BY          COST OF         DECEMBER 31,
    COMPANY           BUSINESS      SECURITIES     INFINITY        INVESTMENT           2009
----------------- ----------------- ----------- --------------- ----------------- -----------------
Strategic         Industrial        Common               3.00%          $134,515           $90,449
Environmental &   Services For      Stock
Energy            Environmental,
Resources, Inc.   Energy and Rail   Warrants             0.50%           $24,490           $14,477
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

INVESTMENT OBJECTIVES THAT MAY NOT BE CHANGED OR MODIFIED WITHOUT A SHAREHOLDER VOTE

The following investment objectives cannot be changed without a vote of the holders of a majority of our voting securities. The manner in which we intend on achieving our investment objectives, however, is within the discretion of our Board and management team and may be changed at any time.

QUANTITATIVE CRITERIA.

Infinity has sought to invest 90% of Infinity's total investment capital in equity of companies that meet the following criteria:

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

At December 31, 2009, the Company had a net asset value of $(442,884), which is $(0.07) per share. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors. In making its determination, our board of directors considers valuation appraisals provided by an independent valuation service provider. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

ITEM 1A. RISK FACTORS
---------------------

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

BDC STATUS.

We have filed with the SEC our election to be regulated as a Business Development Company under the Investment Company Act of 1940 ("1940 Act") and be subject to Sections 54 through 65 of said 1940 Act ("BDC Provisions"). Since making this election, the Company is subject to the provisions of 1940 Act as it applies to Business Development Companies.

We intend upon the approval of a Preliminary Proxy Information Statement on Form 14(c) to elect out of Business Development Company status. In order to withdraw its status as a Business Development Company, the Company will file a Form N-54C with the SEC. Subsequent to the filing of the Form N-54C, the Company intends to pursue other business opportunities although there is no assurance that any such opportunities will be finalized.


RISKS ASSOCIATED WITH THE WITHDRAWAL OF ELECTION TO BE REGULATED AS A BDC

When the Company ceases to be a BDC, the shareholders will lose certain protections, including the following:

          o The Company will no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

          o The Company will no longer be prohibited from protecting director or officer against any liability to the Company or Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved the conduct of that person's office;

          o The Company will no longer be required to provide and maintain bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement;

          o The Company will no longer be required to ensure that a majority the directors are persons who are not "interested persons," as term is defined in Section 2(a)(19) of the 1940 Act, and persons that would be prevented from acting in the capacity employee, officer or director of the Company if it were a BDC (as persons convicted of certain malfeasance) will be able to on the Company's board;

          o The Company will no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates restricting the Company's ability to issue warrants and options;

          o The Company will no longer be prohibited from issuing its shares for services;

          o The Company will be able to change the nature of its business without having to obtain the approval of its shareholders;

          o The Company will no longer be subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value book value; and

          o The Company will no longer be required to disclose its net value per share on the face of its financial statements.

          o The Company will no longer be subject to the other provisions protections set forth in Sections 55 through 64 of the 1940 Act and the rules and regulations promulgated thereunder.

However, the Board will still be subject to customary principles of fiduciary duty under the Maryland General Corporation Law with respect to the Company and its shareholders.

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

WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN PORTFOLIO COMPANIES AND AS A RESULT OUR INVESTMENTS LACK DIVERSIFICATION.

Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. Until we file Form N-54C with the SEC we will continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

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

NON-DIVERSIFIED STATUS.

Until we file Form N-54C with the SEC we will be classified as a "non-diversified" investment company under the 1940 Act. Our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

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

NON-DIVERSIFIED STATUS.

Until we file Form N-54C with the SEC we will be classified as a "non-diversified" investment company under the 1940 Act. At such time as we meet certain asset diversification requirements, we may qualify and elect to be treated as a RIC under the Internal Revenue Code and will thereafter seek to meet the diversification standards thereunder. Nevertheless, our assets may be subject to a greater risk of loss than if our investments were more widely diversified.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------
On August 14, 2009, we received a staff comment letter regarding our Form 1-E, which was filed with the SEC on June 15, 2009. The comment letter dealt with BDC compliance issues, clarification of disclosures on Form 1-E and the related offering circular and formatting and disclosure in the Company's financial statements. On November 27, 2009, we filed a response with the staff of the SEC and as of this filing have not heard any further from the SEC.


ITEM 2. PROPERTIES
------------------
FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a lease effective December 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended December 31, 2009 and 2008 was approximately $2,538 and $2,885, respectively.

REAL PROPERTY

None.

MINERAL PROPERTIES

None.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
On September 30, 2009, a Notice for Summary Judgment in Lieu of Complaint was filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377.

On December 9, 2009 Infinity Capital Group, Inc. and Jonathan Schwartz entered into a Stipulation of Settlement ("Settlement") for $18,000 regarding the Complaint filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377. The Settlement terms were as follows:

          *    $1,500 paid upon signing of the Stipulation of Settlement;

          *    $6,000 paid within 10 days; and

          * Remaining balance of $10,500 due within 60 days from December 9, 2009.

As of this filing, the Company has complied with all terms of the Settlement.

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


ITEM 4. (REMOVED AND RESERVED)
------------------------------
Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

On August 25, 2008, the Company's common stock was approved for trading on the OTC Bulletin Board by FINRA. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ICGP".

MARKET INFORMATION

FISCAL YEAR ENDED DECEMBER 31, 2009:                 HIGH               LOW
                                                  ------------      ------------
Quarter Ended March 31, 2009                         $0.50             $0.12
Quarter Ended June 30, 2009                          $0.50             $0.11
Quarter Ended September 30, 2009                     $0.40             $0.11
Quarter Ended December 31, 2009                      $0.25             $0.08


FISCAL YEAR ENDED DECEMBER 31, 2008:                 HIGH               LOW
                                                  ------------      ------------
Quarter Ended March 31, 2008                           -                 -
Quarter Ended June 30, 2008                            -                 -
Quarter ended September 30, 2008                     $0.80             $0.55
Quarter ended December 31, 2008                      $0.60             $0.40

The above quotations reflect inter-dealer prices, without mark-up,  mark-down or
commission,   as  reported  through  Bloomberg  and  may  not  represent  actual transactions.

HOLDERS

As of December 31, 2009, the Company had approximately 42 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

SHARES ELIGIBLE FOR FUTURE SALE

Infinity currently has 6,547,391 shares of common stock outstanding as of December 31, 2009. A current shareholder who is an "affiliate" of Infinity, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Infinity will be required to comply with the resale limitations of Rule 144. Of these shares a total of 4,473,008 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Infinity. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales and issuances of its securities from January 1, 2009 through December 31, 2009.

    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- ---------------- --------------------- -----------------------
June 1, 2009               Common stock           21,592        Payment of $4,298     Business Associate
                                                               Interest Due On Note

                                                               Payment of $2,500 Due
June 1, 2009               Common stock           12,500            on Note           Business Associate

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

ISSUER PURCHASES OF EQUITY SECURITIES

Infinity Capital Group, Inc. did not repurchase any shares of its common stock during the quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 20 AND ELSEWHERE IN THIS REPORT.

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

During the year ended December 31, 2008, we acquired 6,203,960 shares of NPI08, Inc. On December 31, 2009, the Company entered into a Share Purchase Agreement with BlackStar Energy Group, Inc. ("Buyer") whereby the Buyer agreed to purchase all of the equity NPI08, Inc., a portfolio company held by the Company., for $125,000 cash and 50,000 common shares of NPI08, Inc.

On September 30, 2009, a Notice for Summary Judgment in Lieu of Complaint was filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377.

On December 9, 2009 Infinity Capital Group, Inc. and Jonathan Schwartz entered into a Stipulation of Settlement ("Settlement") for $18,000 regarding the Complaint filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377. The Settlement terms were as follows:

          *    $1,500 paid upon signing of the Stipulation of Settlement;

          *    $6,000 paid within 10 days; and

          * Remaining balance of $10,500 due within 60 days from December 9, 2009.

As of this filing, the Company has complied with all terms of the Settlement.

On March 25, 2010, the Company received a demand letter for full payment of principal and interest on a $15,000 promissory note, dated October 10, 2005 (the Note.) The Note accrues interest at 7% per annum and had an original due date of November 10, 2005. The holder of the Note, Mr. Wulf Rehder, an affiliate of the Company, granted the Company extensions of the Note until June 20, 2006 and then until July 30, 2006. Mr. Rehder has given the Company notice of his intent to pursue legal action unless payment in full is received by April 16, 2010. As of March 31, 2010, the Company owes Mr. Rehder $15,000 in principal and accrued interest of $4,695 for a total of $19,695. The Company has entered into discussions with Mr. Rehder to resolve the default. The Company can make no assurances that it will be able to come to a satisfactory resolution to the situation.

On March 17, 2010, the Company filed a preliminary Proxy Information Statement on Form 14(c) with the SEC to be finalized after review by the SEC and mailed to our shareholders. The Proxy Information on Form 14(c) intends to give notice to our shareholders of the Company's intention to elect out of Business Development Company status and that we intend to effect a reverse split our common stock in a ratio up to a 10:1, as to be decided by the Board of Directors. The Company's shareholders are not being asked to vote on such items, but are being informed that the Company has the necessary votes to pass such items.

In order to withdraw its status as a Business Development Company, the Company will file a Form N-54C with the SEC. Subsequent to the filing of the Form N-54C, the Company intends to pursue other business opportunities. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will not own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

There is no assurance that any business opportunities will be finalized or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

Other than the resignation of Joseph M. Chiappetta, the Company's Vice-President of Business Development on March 17, 2010, the Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2009  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2008

The Company recognized $2,820 in investment income during the year ended December 31, 2009 compared to $1,406 during the year ended December 31, 2008. The increase of $1,414 was a result of additional interest income.

Total expenses during the year ended December 31, 2009 were $240,278 compared to $308,158 during the year ended December 31, 2008. The decrease of $67,880 was a result of a decrease of $56,205 in non-cash director fees resulting from the issuance of 404,000 options to purchase the Company's stock pursuant to the shareholder approved 2008 Stock Option Plan, a decrease of $18,597 in interest and settlement costs resulting from a non-repeating settlement agreement with two of the Company's debtors under which they received partial repayment of their loan and were issued 100,000 shares of the Company's stock, a decrease of $34,458 in professional fees due to non-repeating consulting services related to the Company's investment in Strategic Environmental and Energy Solutions and fees related to setting up the Company's stock option plan, a decrease of $21,984 in net management fees and officers' salary primarily due to increased waiver of contracted salary amounts by Mr. Laborde and Mr. Greenberg, offset by an increase of $74,823 in payroll expenses due to the Company hiring Joseph M. Chiappetta as Vice President of Business Development including $52,823 in non-cash compensation resulting from the issuance of 196,000 options to purchase the Company's stock pursuant to the shareholder approved 2008 Stock Option Plan.

During the year ended December 31, 2009, the Company had a net investment loss of $407,556 compared to a net investment loss of $170,628 in the year ended December 31, 2008. The decrease of $236,928 is a result of an increase of $306,222 in income tax provision offset by a decrease in net investment loss of $69,294 and the decrease in total expenses, described above. Income tax provision includes reversal of prior deferred tax benefits related to offsetting prior unrealized investment gains.

During the year ended December 31, 2009, the Company had net realized and unrealized losses of $519,912 (net of income tax benefit of $170,098) compared to net realized and unrealized gains of $264,240 (net of income taxes of $136,124) during the year ended December 31, 2008. In 2009, the losses are largely the result of a decrease in value in the Company's investment in Strategic Environmental and Energy Solutions. In 2008, the gains were largely the result of a decrease in value in the Company's investment in Strategic Environmental and Energy Solutions.

During the year ended December 31, 2009, the Company had a net decrease in net assets from operations of $927,468 compared to a net increase in net assets of $93,612 during the year ended December 31, 2008. The decrease in net assets was a result of the increase in net realized and unrealized losses, increase in income tax provision and increase in total expenses, as discussed above.

Net assets per share from operations decreased $0.14 per share during the year ended December 31, 2009 and increased by $0.01 per share during the year ended December 31, 2008. The Company will continue to have operating losses in the future unless adequate income can be achieved to meet expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at December 31, 2009 of $1,002 compared to $2,891 at December 31, 2008. Current liabilities exceed current assets by $567,810. The Company had $104,926 in non-controlled investments at December 31, 2009.

The notes payable of the Company increased from $260,800 as of December 31, 2008 to $291,820 as of December 31, 2009. This net increase was attributable to the following: i) In the first quarter of 2009, the Company sold $10,000 in promissory notes to various individuals the proceeds of which were used for general corporate purposes; (ii) In the second quarter of 2009, the Company sold a $125,000 promissory Note to an individual the proceeds of which were used to pay off $75,000 in delinquent notes payable and related interest expense as well as general corporate purposes; (iii) In the third quarter of 2009 holders of $125,000 in notes payable claimed collateral being held against their notes which were in default. The note holders put a value of $20,250 on the collateral which we feel undervalues the collateral but we have shown this amount as partial repayment of the notes in the financial statements contained herein;
(iv) In the fourth quarter of 2009, the company used part of the proceeds from selling its position in NPI08, Inc. to repay $9,500 in notes payable.

During the year ended December 31, 2009, the Company used $39,707 in operating activities. During the year ended December 31, 2008, the Company used $400,556 in operating activities. The reduced decrease of $360,849 was primarily the non-repeating purchase of investments in Strategic Environmental and Energy Services and NPI08. During the year ended December 31, 2009, the Company had an increase in accounts payable of $42,180 and an increase in accrued expenses of $60,339.

During the years ended December 31, 2009 and 2008, the Company did not use or receive funds from its investing activities. During the year ended December 31, 2009, the Company received funds of $37,818 from financing activities. The Company received funds of $135,770 from notes payable and made payments of $104,750 on notes payables. The Company issued shares of its common stock valued at $6,798 as partial payment on notes payable and related interest expense. During the year ended December 31, 2008, the Company received funds of $335,838 from its financing activities.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

GOING CONCERN

The Company has a deficit in working capital and assets, which may be illiquid. Management plans to fund operations of the Company through interest bearing advances from existing shareholders and the sale of its securities, until such time as a business combination or other profitable investment may be achieved.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009 and 2008 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of Infinity Capital Group, Inc. for the year ended December 31, 2009 appear as pages F-1 through F-24.

                          INFINITY CAPITAL GROUP, INC.


                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2009 AND 2008

                                     AUDITED

                          INFINITY CAPITAL GROUP, INC.
                              Financial Statements



                                TABLE OF CONTENTS



                                                                         PAGE
                                                                        ------
REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM

       Larry O'Donnell, P.C.                                              F-3

FINANCIAL STATEMENTS

                  Balance sheets                                          F-4
                  Statements of operations                                F-5
                  Statements of changes in net assets                     F-6
                  Statements of cash flows                                F-7
                  Schedule of investments                               F-8-F-9
                  Notes to financial statements                        F-10-F-24

                           Larry O'Donnell, CPA, P.C.


Telephone (303)745-4545                                 2228 South Fraser Street
E-mail larryodonnellcpa@comcast.net                                       Unit 1
www.larryodonnellcpa.com                                  Aurora, Colorado 80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Infinity Capital Group, Inc.
New York, New York

I have audited the accompanying balance sheets of Infinity Capital Group, Inc. including the schedule of investments as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets and cash flows for the years then ended and the financial highlights for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Capital Group, Inc. as of December 31, 2009 and 2008 and the results of its operations, changes in net assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Larry O'Donnell, CPA, P.C.
-------------------------------
LARRY O'DONNELL, CPA, P.C.
March 29, 2010

                                                INFINITY CAPITAL GROUP, INC.
                                                       BALANCE SHEETS

                                                                                            December            December
                                                                                            31, 2009            31, 2008
                                                                                         ---------------     ---------------


Assets
         Non Affiliated Investments (Cost - $159,005 and $228,439)                       $      104,926      $      724,075
         Controlled Investments (Cost - $232,000)                                                     -             244,852
         Promissory Note                                                                         50,730              27,477
         Stock Sale Receivable                                                                  110,750                   -
         Cash                                                                                     1,002               2,891
         Deferred offering costs                                                                      -               4,608
         Other assets                                                                             7,353               9,775
                                                                                         ---------------     ---------------

                Total assets                                                             $      274,761      $    1,013,678
                                                                                         ===============     ===============

Liabilities

         Accounts payable nonaffiliates                                                  $      276,514      $      234,334
         Accrued expenses payable others                                                         53,374              23,965
         Notes payable others                                                                   164,020             133,000
         Total Payable To Officers & Directors                                                  223,737             192,807
                                                                                         ---------------     ---------------

                Total liabilities                                                               717,645             584,106
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (442,884)     $      429,572
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized 6,547,391 and
                6,513,399 issued and outstanding, respectively                           $        6,547      $        6,513


         Additional paid-in capital                                                             820,735             765,756
         Accumulated income (deficit)
                Accumulated net operating (deficit), net of tax                              (1,273,783)           (866,226)
                Net realized gain on investments, net of tax                                     57,696             178,794
                Net unrealized increase (decrease) of investments, net of tax                   (54,079)            344,735
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (442,884)     $      429,572
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $        (0.07)     $         0.07
                                                                                         ===============     ===============






     The accompanying notes are an integral part of the financial statements

                                         INFINITY CAPITAL GROUP, INC.
                                           STATEMENTS OF OPERATIONS
                                                                                        Year Ended
                                                                                        December 31,
                                                                                    2009           2008
                                                                                -------------   ------------
Investment Income
        Interest Income                                                                2,820          1,406
                                                                                -------------   ------------
Total Investment Income                                                                2,820          1,406
                                                                                -------------   ------------
Expenses
        Salaries and wages                                                            98,823         24,000
        Waiver of Salaries and wages                                                  (6,000)             -
        Director Fees                                                                      -         56,205
        Management fees                                                               90,000         90,000
        Waiver of Management Fees                                                    (61,617)       (45,633)
        Professional fees                                                             46,283         80,741
        General and administrative                                                    33,915         45,374
        Interest & Settlement Costs                                                   38,874         57,471
                                                                                -------------   ------------
Total Expenses                                                                       240,278        308,158
                                                                                -------------   ------------

Net Investment Income (Loss) before taxes                                           (237,458)      (306,752)
Provision for income tax, all deferred                                               170,098       (136,124)
                                                                                -------------   ------------

Net investment income (loss)                                                        (407,556)      (170,628)
                                                                                -------------   ------------
Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
        Affiliates                                                                  (106,250)             -
     Net realized gain (loss) on investments
        Non-affilates                                                                (21,193)       (43,046)
                                                                                -------------   ------------

     Net realized gain (loss) on investments                                        (127,443)       (43,046)
       Deferred tax on realized gains                                                 (6,345)       (14,636)
                                                                                -------------   ------------

     Net realized gain (loss), net of tax                                           (121,098)       (28,410)
                                                                                -------------   ------------

     Net change in unrealized increase (decrease),
        Affiilates                                                                   (12,852)        12,852
     Net change in unrealized increase (decrease),
        Non-affiliates                                                              (549,715)       430,558
                                                                                -------------   ------------

     Net change in unrealized increase (decrease),                                  (562,567)       443,410
       Deferred tax on change in unrealized                                         (163,753)       150,760
                                                                                -------------   ------------

     Net change in unrealized, net of tax                                           (398,814)       292,650
                                                                                -------------   ------------

Net realized and unrealized gains (losses)                                          (519,912)       264,240
                                                                                -------------   ------------
Net increase (decrease) in net assets
     from operations                                                            $   (927,468)   $    93,612
                                                                                =============   ============

Net increase (decrease) in net assets per share from continuing operations
  Basic                                                                         $      (0.14)   $      0.01
  Diluted                                                                       $      (0.14)   $      0.01
                                                                                =============   ============
Weighted average number of shares outstanding
  Basic                                                                            6,531,811      6,375,601
  Diluted                                                                          6,531,811      6,573,138
                                                                                =============   ============

     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                             STATEMENTS OF CHANGES IN NET ASSETS



                                                                                    YEAR ENDED              YEAR ENDED
                                                                                   DECEMBER 31,            DECEMBER 31,
                                                                                       2009                    2008
                                                                                 ------------------     -------------------

Changes in net assets from operations:
     Net investment loss                                                         $        (407,556)     $         (170,628)
     Net realized gain (loss) on investments, net of tax                                  (121,098)                (28,410)
     Net change in unrealized increase (decrease), net of tax                             (398,814)                292,651
                                                                                 ------------------     -------------------

           Net (decrease) increase in net assets from operations                          (927,468)                 93,612
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
     Proceeds from issuance of common stock, net of offering costs                           2,189                 175,001
     Grant of director & employee stock options                                             52,823                  56,205
                                                                                 ------------------     -------------------

           Net increase in net assets from stock transactions                               55,012                 231,206
                                                                                 ------------------     -------------------

Net (decrease)increase in net assets                                                      (872,456)                324,818
Net assets at beginning of year                                                            429,572                 104,754
                                                                                 ------------------     -------------------

NET ASSETS AT END OF PERIOD (ACCUMULATED NET INVESTMENT
         LOSS OF $1,273,783 AND $866,226)                                        $        (442,884)     $          429,572
                                                                                 ==================     ===================























     The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                   STATEMENT OF CASH FLOWS


                                                                                                   Year Ended
                                                                                           December 31,      December 31,
                                                                                           2009                  2008
                                                                                       --------------       ---------------

Cash Flows from Operating Activities:
     Net (decrease) increase in net assets from operations                             $    (927,468)       $       93,612

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in unrealized (increase) decrease of investments, pre-tax                     562,567              (443,410)
        Proceeds from disposition of investment securities                                   173,991                65,072
        Realized loss on investments, pre-tax                                                127,443                43,046
        Net purchase of investments                                                                -              (338,166)
        Stock sale receivable                                                               (110,750)                    -
        Loan receivable and accrued interest (increase) decrease                             (23,253)               22,523
        Depreciation and amortization                                                          1,394                 1,159
        Grant of stock options to directors & employees                                       52,823                56,205
        Other assets (increase) decrease                                                       1,027                (3,944)
        Accounts payable and credit cards                                                     42,180                72,485
        Accrued expenses payable                                                              60,339                30,862
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                       (39,707)             (400,556)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                          135,770               153,780
        Payments on notes payable                                                           (104,750)              (25,000)
        Deferred offering costs                                                                4,608                32,056
        Stock issued to purchase investment                                                        -                82,000
        Sale of stock, net of offering costs                                                  (4,608)               53,162
        Stock issued pursuant to settlement                                                    6,798                39,840
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                        37,818               335,838
                                                                                       --------------       ---------------

Decrease in Cash                                                                              (1,889)              (64,718)

Cash and Cash Equivalents - Beginning of Period                                                2,891                67,609
                                                                                       --------------       ---------------
Cash and Cash Equivalents - End of Period                                              $       1,002        $        2,891
                                                                                       ==============       ===============


     The accompanying notes are an integral part of the financial statements

                                                  SCHEDULE OF INVESTMENTS
                                                     December 31, 2009

                     Original
                     Date of                                                               Original               Fair
  Shares   Warrants  Acquisition                                                             Cost                 Value
-------------------------------                                                           ----------          ------------

                                       Non Affiliate Investments


328,125(1)            Nov-04           Strategic Environmental & Energy Resources Inc     $  69,294           $    69,322
100,000(2)            Mar-08           publicly traded over the counter,                     65,221                21,127
           125,000    Mar-08           provider of technology-based industrial services      24,490                14,477
                                       in the environmental, energy and rail transport(3)
                                                                                          ----------          ------------

                                         Subtotal                                         $ 159,005           $   104,926
                                                                                          ----------          ------------


                                         TOTAL INVESTMENTS                                $ 159,005           $   104,926
                                                                                          ==========          ============

Percentage of net asset information is not provided since net assets are negative and would be misleading.

(1) Company reverse split the stock at 1 for 4 shares January 22, 2008

(2) Note plus $50,000 cash exchanged for Shares and Warrants of SENR

(3) Formerly Satellite Organizing Systems, Inc.

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

        As of December 31, 2009, all securities in Strategic Environmental & Energy Resources, Inc. owned by the Company are subject to legal restrictions on resale. As a result, the Company's ability to sell or otherwise transfer these securities is limited.









     The accompanying notes are an integral part of the financial statements

                                                       SCHEDULE OF INVESTMENTS
                                                          December 31, 2008

                           Original
                            Date of                                                                     Original            Fair
   Shares      Warrants   Acquisition                                                                     Cost             Value
--------------------------------------                                                                -------------    -------------

                                          Common stock in controlled affiliates, 57% of net assets


 6,203,960                  Jun-08        NPI08, Inc. publicly traded over the counter,               $    232,000     $    244,852
                                          57% of net assets, previously an education and college
                                          preparation company, currently inactive (1)
                                                                                                      -------------    -------------

                                          Subtotal                                                    $    232,000     $    244,852
                                                                                                      -------------    -------------


                                          Noncontrol Affiliate Investments, 169% of net assets


   528,125(2)               Nov-04        Strategic Environmental & Energy Resources Inc              $    115,198     $    561,890
   125,000(3)               Mar-08        publicly traded over the counter,                                 81,526          132,992
                125,000     Mar-08        provider of technology-based industrial services                  24,490           26,899
                                          in the environmental, energy and rail transport,
                                          168% of net assets (4)

   717,500                  Aug-04        Lumonall, Inc. publicly traded over the counter,            $      7,225     $      2,294
                                          global supplier of photoluminescent products,
                                          1% of net assets (5)
                                                                                                      -------------    -------------

                                          Subtotal                                                    $    228,439     $    724,075
                                                                                                      -------------    -------------


                                          TOTAL INVESTMENTS                                           $    460,439     $    968,927
                                                                                                      =============    =============


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

The Company received a letter from the Securities and Exchange Commission ("SEC") dated August 14, 2009 detailing comments on the Company's Regulation E filing in the second quarter of 2009. In response to the letter the Company withdrew its Regulation E filing and has made some revisions to the format of its financial statements. As a result of issues raised in the comment letter, the Company has determined that there are weaknesses in its internal controls. The Company has filed its response to the SEC, has answered all concerns raised and has complied with all recommendations.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. No amounts were written off to bad debt expense for the years ended December 31, 2009 and 2008.

INCOME TAX

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

STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees. For the year ended December 31, 2009, 196,000 options to purchase the Company's common stock were issued to the Company's Vice President of Business Development pursuant to the Company's 2008 stock option plan. For the year ended December 31, 2008 404,000 options to purchase the Company's common stock were issued to the Company's independent directors pursuant to the Company's 2008 stock option plan.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Without a readily available market value, the values of the Company's investments may differ significantly from the values that would be used if there existed a ready market for such investments. All investments owned at December 31, 2009 and 2008 (undefined % of net assets in 2009 and 226% of net assets in 2008, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

RECLASSIFICATION

In order to conform with the presentation of the financial statements herein, certain items in the financial statements for the prior periods have been reclassified.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" ("SFAS 168"). Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities. SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will have no material impact on the Company's financial statements but will require that interim and annual filings include references to the Codification.

In June  2009,  the FASB  issued  Accounting  Standards  Codification  Topic No.
105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company's financial statements.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  RELATED PARTY TRANSACTIONS

Employment Contracts - On April 20, 2006 Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. As indicated on the Statement of Operations, Mr. Laborde agreed to waive $61,617 and $45,633 in each of the years ended December 31, 2009 and 2008 respective periods resulting in a net expense of $28,383 and $44,367 respectively. Mr. Greenberg agreed to waive $6,000 for year ended December 31, 2009 resulting in a net salary $24,000 and $18,000 respectively for the years ended December 31, 2009 and 2008 which is included salaries and wages in the Statement of Operations..

Notes Payable - During the year ended December 31, 2008, Theodore A. Greenberg advanced the Company $127,800 under a series of promissory notes at an annual interest rate of 7%. These are included in note 6 below.

NOTE 3.  LEASE COMMITMENTS

The Company entered into a lease effective December, 2006 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $100 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the leases in 2009 and 2008 was approximately $2,538 and $2,885, respectively.

NOTE 4.  INVESTMENTS

Equity securities at December 31, 2009 and 2008 (undefined and 226% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

In September 2003, the Company acquired 18,000,000 common shares in Azonic Corporation, giving the Company 75% ownership of Azonic. In August, 2004, the Company sold 17,840,000 of its Azonic common shares, recording a gain of $84,272. The Company subsequently in August, 2004, purchased 4,300,000 Azonic common shares for $43,000, then paid various expense obligations with 250,000 Azonic common shares, recording a gain of $12,230. Azonic Corporation subsequently changed its name to Midland International Corporation. During the year 2007 Midland International Corporation changed its name to Lumonall, Inc. the Company sold 3,303,615 of its Midland/Lumonall shares recording a gain of $53,797. During the year ended December 31, 2008, the Company sold 188,885 of its Lumonall shares recording a gain of $2,810. During the year ended December 31, 2009, the Company sold its remaining 717,500 Lumonall shares recording a loss of $6,384 and terminating the Company's interest in Lumonall.

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

In November 2004, the Company acquired 2,500,000 common shares of Satellite Organizing Solutions, Inc. ("Satellite") for $138,500, giving the Company 71% ownership of Satellite. The Company subsequently paid various expense obligations with 310,000 Satellite common shares, recording a gain of $23,086. In January 2008, Satellite changed its name to Strategic Environmental & Energy Resources, Inc. ("SEER") and reverse split its stock 1 for 4 shares. On January 22, 2008, SEER acquired all the outstanding interests in Resource Environmental Group Services, LLC and Tactical Cleaning Company, LLC in an all stock transaction. As further detailed in the note 6 below, holders of Company notes payable totaling $125,000 foreclosed on collateral which included 200,000 of the Company's SEER shares related to which the Company recorded a loss of $25,903.

In May 2007, the Company acquired 21,250 shares in Fluid Media Networks ("Fluid") for providing consulting services to Fluid. At the time of issuance the shares were valued at $85,000 and that value was recorded as consulting income. In August 2008, the Company sold all its shares in Fluid and realized a loss of $55,250 from the value at the time of issuance.

In September 2007, the Company was issued a promissory note of $50,000 by Resource Environmental Group Services, LLC ("REGS"). In March 2008, the Company converted the promissory note into 62,500 shares of SEER and purchased an additional 62,500 shares or SEER for $50,000. In conjunction with the conversion and purchase the Company received 125,000 warrants to purchase additional shares in SEER at $1 per share. In June, 2009 the Company paid an expense obligation with 10,000 SEER shares, recording a gain of $4,078. In June, 2009 the Company transferred 15,000 SEER shares as partial consideration for issuance of $125,000 in promissory notes, the value of the shares was recorded as interest expense over the term of the notes and the Company recorded a gain of $7,017 on the 15,000 SEER shares.

In September of 2008 the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 is a publicly traded shell which the Company intended to hold for possible future merger or acquisition. In December, 2009 the Company sold its interest in NPI08 to Black Star Energy Group, Inc. for $125,000 and was to receive 50,000 newly issued shares in NPI 08 post closing resulting in a realized loss of $106,250. The stock sale receivable of $110,750 on the December 31, 2009 balance sheet relates to this transaction.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


The carrying values and estimated fair values of the Company's findings:

                                                                                                    SIGNIFICANT
                                                         QUOTE PRICES IN     SIGNIFICANT OTHER      UNOBSERVABLE
                                                          ACTIVE MARKETS     OBSERVABLE INPUTS         INPUTS
                                      CARRYING VALUE        (LEVEL 1)            (LEVEL 2)           (LEVEL 3)
                                     ------------------ ------------------ ---------------------- -----------------
December  31, 2009:
Investment Securities;
Strategic Environmental Stock        $          90,449  $               -- $              90,449  $             --
Strategic Environmental Warrants     $          14,477  $               -- $              14,477  $             --
                                     ------------------ ------------------ ---------------------- -----------------
Total Investment Securities          $         104,926  $               -- $             104,926  $             --
                                     ================== ================== ====================== =================


The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2009:

                                                                                     INVESTMENT IN NPI08, INC.
                                                                                 -----------------------------------
Balance as of January 1, 2009                                                                              $244,852
Realized loss included in net change in assets from operations                                            (106,250)
Unrealized loss included in net change in assets from operations                                           (12,852)
Sales                                                                                                     (125,750)
                                                                                 -----------------------------------
Balance as of December 30, 2009                                                                                $-0-
                                                                                 ===================================


Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments but will sometimes sell specifically identified investments or shares.

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

At December 31, 2009, the Company had approximately $936,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2023 and approximately $127,000 of unused capital loss carryforwards which expire in 2014. A deferred tax asset has been offset by a 100% valuation allowance.

The components of the Company's deferred tax assets and liabilities are as follows:

                                               December 31,        December 31,
                                                   2009                2008
                                             --------------     ---------------

Deferred tax liability                       $            -     $     (172,900)

Deferred tax asset arising from:
   Net operating loss carryforwards                 318,200             286,000
   Capital loss carryforward                         43,300
                                             ---------------    ----------------
                                                    361,500            113,,100
Valuation allowance                               (361,500)           (113,100)
                                             ---------------    ----------------

Net Deferred Taxes                           $            -     $             -
                                             ===============    ================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                               December 31,        December 31,
                                                   2009                2008
                                             --------------     ---------------

Tax at federal statutory rate (34%)          $     162,643      $    (117,700)
State income tax                                         -
Net operating loss benefit - used                        -                   -
Net deferred taxes                               (163,753)             116,500
Other book/tax differences                           1,100               1,200
                                             --------------     ---------------
                                             $         (-)      $          (-)
                                             ==============     ===============


The Company recognizes deferred income taxes for each category of income. For the year ended December 31, 2009 the Company had an decrease in unrealized gains from prior years resulting in an deferred income tax benefit to unrealized and realized gains (for losses incurred in 2009) and deferred income tax charge to net investment income reversing prior deferred tax benefit from net investment loss in prior years. For the year ended December 31, 2008 the Company had an increase in unrealized gains resulting in an deferred income tax to unrealized and realized gains and deferred income tax benefit reducing net investment loss.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


In searching for uncertain tax positions that would potentially result in a tax liability, the Company has reviewed its tax filings and has found no such position that fails to meet the more likely than not recognition threshold. In addition, the Company has not received a notice of audit for any of its federal, state or local income tax returns.

As of December 31, 2009 and 2008 the Company's aggregate unrealized appreciation of securities in which there is an excess of value over tax cost was $-0- and $513,419 respectively.

As of December 31, 2009 and 2008 the Company's aggregate unrealized depreciation of securities in which there is an excess of tax cost over value was $54,079 and $4,931 respectively.

As of December 31, 2009 and 2008 the Company's net aggregate unrealized appreciation (depreciation) of value over tax cost of all its securities was $(54,079) and $508,488 respectively.

As of December 31, 2009 and 2008 the Company's aggregate cost of securities for federal income tax purposes was $159,005 and $460,439 respectively.

NOTE 6.  NOTES PAYABLE & INTEREST EXPENSE

                                                December 31,        December 31,
                                                   2009                2008
                                               --------------    ---------------

Notes payable, several parties, unsecured,          $187,070           $185,800
interest 7% per annum, all of which are in default but none have resulted in demand for payment

Note payable, individual, secured by                       -             75,000
portfolio company stock, int. 7% per
annum.  Note was overdue and parties
reached a settlement agreement January 17, 2008, lender received 50,000 in cash and was issued 100,000 shares of Infinity.
Note was fully redeemed in 2009.

Notes payable, two parties, int. 10% per             104,750                  -
annum.  Note was overdue and on September
15, 2009 holders foreclosed on collateral.
Remaining balance is currently in default
(see details below).
                                               --------------    ---------------

Total notes payable (all current)                   $291,820           $260,800
                                               ==============    ===============

Notes payable are stated at the original principal amount less any repayments made. The Company has not elected the fair value option under SFAS No. 159 for its financial liabilities.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

On September 30, 2009, a Notice for Summary Judgment in Lieu of Complaint was filed by Jonathan Schwartz against Infinity Capital Group, Inc. in the Civil Court of the City of New York, County of New York, Index No. 0046377. Mr. Schwartz holds a $15,000 promissory note dated March 23, 2006, the Promissory Note had a due date of May 23, 2006 and was secured by 40,000 shares of Heartland Corporation, which were to be transferred to the holder of the promissory note in the case of default. Mr. Schwartz was claiming a breach of contract for monies owed under the promissory note. On October 21, 2009, Mr. Schwartz was granted an Order of Summary Judgment on his claim of breach of contract. On December 9, 2009 the Company paid Mr. Schwartz to $1,500 and reached an agreement to pay the balance due him within 60 days.

During the years ended December 31, 2009 and 2008, the Company incurred interest expense, origination costs and settlement costs on notes payable of $35,635 and $57,471 respectively.

NOTE 7.  STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2009 the Company issued 21,492 shares to pay interest expense on a promissory note and 12,500 shares as partial repayment on the note.

During the year ended December 31, 2008 the Company issued 40,500 shares from the exercise of Class A warrants, 100,000 shares as partial settlement on a note payable, 102,000 shares as partial consideration for the purchase of a majority interest in NPI08, Inc. and sold 99,825 shares pursuant to the Company's regulation E offering.

STOCK OPTIONS AND WARRANTS

At December 31, 2009 and 2008, the Company had stock options and warrants outstanding as described below.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                               CLASS A              CLASS B            CLASS C
                                                           ----------------      --------------    ----------------
Balance, December 31, 2003                                         248,750

Issued                                                             508,000                                 100,000
Cancelled                                                         (200,000)
Exercised                                                          (30,000)
                                                           ----------------      --------------    ----------------

Balance, December 31, 2004                                         526,750                                 100,000

Issued                                                                                 300,000              85,125
Cancelled                                                          (76,000)           (300,000)           (185,125)
Exercised                                                         (260,250)
                                                           ----------------      --------------    ----------------

Balance, December 31, 2005                                         190,500                 -0-                 -0-
                                                           ----------------      --------------    ----------------

Balance, December 31, 2006                                         190,500

Exercised                                                          150,000
                                                           ----------------

Balance, December 31, 2007                                          40,500
                                                           ----------------

Exercised                                                           40,500
                                                           ----------------

Balance, December 31, 2008                                             -0-
                                                           ----------------

Balance, December 31, 2009                                             -0-
                                                           ----------------


NOTE 8.  STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $52,823 and $56,205 for the years ended December 31, 2009 and 2008, respectively. In the year ended December 31, 2009, 196,000 options were granted period of which 50,000 vested immediately, 73,000 vest on the one year anniversary and 73,000 vest on the two year anniversary of the employee's hiring. Please see subsequent events footnote 11 which details the resignation of the employee who received these options. In the year ended December 31, 2008 404,000 options were granted, all of which vested immediately. The cost of options vesting immediately was recorded in the respective year and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the year ended December 31, 2009 and 2008 was less than $0.01 per share in each year. There was no impact on the Company's cash flow in either year.

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: for the year ended December 31, 2009 expected volatility was based on historical trading in the Company's stock from inception of trading on September 11, 2008 through January 2, 2009 which was the last day of trading before the options were issued. For the year ended December 31, 2008, since the Company's stock had not begun trading at the time of grant, expected volatility was based on historical volatility of the Willshire 5000 stock index. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. Since the initial grant of options immediately vest, the Company has estimated there will be no forfeitures.

During the year ended December 31, 2009,  196,000 options were granted to Joseph
M. Chiappetta, the Company's Vice-President for Corporate Development; please see subsequent events footnote 11 which details Mr. Chiappetta's resignation. During the year ended December 31, 2008, 404,000 options were granted, all to the Company's non-employee directors. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the years ended December 31, 2009 and 2008 respectively:



                                       For the Year Ended December 31,
                                    ---------------------------------------
                                            2009               2008
                                    ---------------------------------------
Risk-free interest rate                            1.67%             3.16%
Expected option life                          10.0 years        10.0 years
Expected volatility                               87.71%             9.91%
Expected dividend yield                             0.0%              0.0%

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


Further information relating to stock options is as follows:

                                                                      Weighted
                                                      Weighted         Average
                                        Number         Average        Remaining
                                          of          Exercise        Contract
                                        Shares          Price       Life (years)

                                      ------------- --------------  ------------
Outstanding options at 12/31/07                   - $           -

Granted                                     404,000          0.80        8.55
Exercised                                         -             -           -
Forfeited/expired                                 -             -           -
Outstanding options at 12/31/08             404,000 $        0.80        8.55

Granted                                     196,000          0.50        9.00
Exercised                                         -             -           -
Forfeited/expired                                 -             -           -
Outstanding options at 12/31/09             600,000 $        0.70        8.70

Exercisable on 12/31/08                     404,000
Exercisable on 12/31/09                     454,000

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at December 31, 2009 and 2008 as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the years ended December 31, 2009 and 2008 as no options were exercised during this period.

At December 31, 2009, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 370,934.

NOTE 9. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing acquisition and marketing efforts along with general administrative expenses. The Company's current liabilities exceeded current assets by $567,810 and $539,355 at December 31, 2009 and December 31, 2008 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or individuals. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


NOTE 10.  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and December 31, 2005:


                                                      YEAR ENDED        YEAR ENDED      YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                       DEC 31,           DEC 31,         DEC. 31,         DEC. 31,       DEC. 31,
                                                         2009              2008            2007             2006           2005
                                                    ---------------   ---------------  --------------  -------------- --------------

 Per share information
 Net asset value, beginning of period                         0.07              0.02           (0.01)           0.04           0.16
                                                    ---------------   ---------------  --------------  -------------- --------------

    Net investment income (loss) (1)                         (0.06)            (0.03)          (0.00)          (0.03)         (0.04)
    Net realized and unrealized gain (loss) (1)              (0.09)             0.04            0.01           (0.03)         (0.11)
                                                    ---------------   ---------------  --------------  -------------- --------------

 Net increase (decrease) in net assets
    resulting from operations (1)                            (0.15)             0.01            0.01           (0.06)         (0.15)
 Issuance of common stock, warrants
    and other new equity (1)                                  0.01              0.04            0.02            0.01           0.03
                                                    ---------------   ---------------  --------------  -------------- --------------

 Net asset (deficit) value, end of year                      (0.07)             0.07            0.02           (0.01)          0.04
                                                    ===============   ===============  ==============  ============== ==============

 Per share market value, end of year (2)                     $0.08             $0.50             N/A             N/A            N/A

 Total Return Based Upon Net Asset Value (3)                 -216%               62%             N/A           -150%           -94%

 Ratios and Supplemental Data
 Net assets (deficit), end of year                        (442,884)          429,572         104,754         (72,927)       215,494
 Common shares outstanding at end of year                6,547,391         6,513,399       6,170,774       5,883,687      5,739,187
 Diluted weighted average number of
    shares outstanding during the year                   6,531,811         6,573,138       6,103,745       5,752,888      5,541,117
 Ratio of expenses to average net assets (4)                  228%               41%           1531%            930%            48%
 Ratio of net increase (decrease) in net assets
    from operations to average net assets (4)                -879%               12%            314%          -1627%          -186%
 Portfolio Turnover                                             0%                5%             29%              0%             2%
 Average Debt Outstanding                                  288,786           216,364         134,509         147,625        194,067
 Average Debt Per Share (1)                                   0.04              0.03            0.02            0.03           0.04

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2)  The Company's stock began trading in 2008
(3)  2007 did not start with positive net assets so cannot compute
(4) Average net assets were low in 2006, 2007 & 2009 resulting in calculation out of scale

                          INFINITY CAPITAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11.  SUBSEQUENT EVENTS

On March 17, 2010, Joseph Chiappetta resigned as Vice President of Development and Managing Director of the Company. The Company reached a settlement in which Mr. Chiappetta will be paid $12,000 by March 17, 2011 and he will retain 86,500 options to purchase the Company's stock at a price of 50 cents per share.

On March 17, 2010, the Company filed a preliminary Proxy Information Statement on Form 14(c) with the SEC to be finalized after review by the SEC and mailed to our shareholders. The Proxy Information on Form 14(c) intends to give notice to our shareholders of the Company's intention to elect out of Business Development Company status and that we intend to effect a reverse split our common stock in a ratio up to a 10:1, as to be decided by the Board of Directors. The Company's shareholders are not being asked to vote on such items, but are being informed that the Company has the necessary votes to pass such items.

On March 25, 2010, the Company received a demand letter for full payment of principal and interest on a $15,000 promissory note, dated October 10, 2005 (the Note.) The Note accrues interest at 7% per annum and had an original due date of November 10, 2005. The holder of the Note, Mr. Wulf Rehder, an affiliate of the Company, granted the Company extensions of the Note until June 20, 2006 and then until July 30, 2006. Mr. Rehder has given the Company notice of his intent to pursue legal action unless payment in full is received by April 16, 2010. As of March 31, 2010, the Company owes Mr. Rehder $15,000 in principal and accrued interest of $4,695 for a total of $19,695. The Company has entered into discussions with Mr. Rehder to resolve the default. The Company can make no assurances that it will be able to come to a satisfactory resolution to the situation.

The Company evaluated events through March 31, 2010 for consideration as a subsequent event to be included in its December 31, 2009 financial statements herein and found no other events, other than the above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

Management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Infinity's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on such criteria, Management believes that material weakness in internal controls over financial reporting exist. In response to a Form 1-E, Notice Under Regulation E, that the Company filed on June 15, 2009 in conjunction with a planned capital raise, we received an SEC comment letter which among other points questioned why the Company on numerous occasions requested an extension of time to file its SEC reports and how certain accounting information and disclosures were shown in our financial statements. In our response to the comment letter, we acknowledged weakness in our internal control and outlined steps we are taking to increase the controls over financial reporting. Our September 30, 2009 Form 10Q was timely filed and we revised our financial statements for the accounting and disclosure comments with that filing. The accounting and disclosure changes do provide more detailed information but we do not believe our financial statements as filed were materially misleading.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Infinity Capital Group, Inc. directors or executive officers, including their ages as of December 31, 2009.

       NAME               AGE                  POSITION
------------------------- ------ ----------------------------------------------

Gregory H. Laborde *      45     President, CEO and Chairman of the Board

Theodore A. Greenberg *   50     CFO, CIO, Secretary and Director

Pierce McNally            61     Director

Conrad R. Huss            59     Director

Ernest D. Chu             63     Director

*Interested Directors of Infinity within the meaning of the 1940 Act.

Infinity's officers are elected by the Company's shareholders and hold office until their successors are duly elected and qualified under Infinity's bylaws.

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

GREGORY H. LABORDE, age 45, President, Chief Executive Officer and Chairman of the Board, has over 21 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing 2 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of NPIO8, Inc. (NPIE: Pink Sheets), and is the former President & CEO of Azonic Corporation (now renamed Lumonall Corporation (LUMN:OTCBB) a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

THEODORE A. GREENBERG, age 50, Director, Chief Financial Officer, Secretary and Chief Investment Officer as of November 15, 2005, is a senior financial executive with more than 26 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Ted sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. From 1980 to 1993 Ted provided operations, finance and taxation consulting services to a variety of real estate partnerships, financial service companies and entrepreneurial ventures. He graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

PIERCE MCNALLY, age 61, Director, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC.

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

CONRAD R. HUSS, age 59, Director, is a financial professional with over twenty-six years of investment banking and operating experience. Mr. Huss graduated from New York University with a BS in Accounting and Finance, and received his MBA from Adelphi University. Over the course of his career, Mr. Huss has served as Managing Director for a number of investment banking units at small and middle market firms, as a Founding Partner of a boutique bank specializing in technology and health care, and as Chief Executive Officer of a medical technology company.

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

ERNEST D. CHU, Director, age 63, received his B.A. with honors in History from Amherst College in 1968 and was a Moore Fellow at Columbia University's Institute of Far Eastern Studies in 1969. Since 1995, Mr. Chu has been the Chairman and Managing Director of Corporate Builders, LP, a corporate consulting and venture development partnership. From 2004-2006 he served Acting Chief Financial Officer for High Speed Video Holdings Corp., a privately held video conference technology company. From 1995-97, Mr. Chu was a director and advisor to Nu Wave Technologies, Inc., a company which he helped to found. From 1998-2000, Chu also served as director and Chief Financial Officer of World Wide Web Institute. He started his career as a journalist for the Wall St. Journal in 1968, and subsequently entered the securities business in 1969 with Cogan Berlind Weill & Levitt. In 1971, he joined Walters, Yeckes and Gallant, where he became an Allied Member of the NYSE and an NASD principal. He started his corporate career in 1979, as VP of Finance of Haber Inc., a NJ publicly held technology company and has had more than 30 years of experience in management of early stage emerging companies. He is a contributor to three books on management and finance, and published many articles on raising money and entrepreneurial success.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of December 31, 2009.

                                       SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                     NON-EQUITY    NON-QUALIFIED
                                                                     INCENTIVE       DEFERRED
                                                 STOCK     OPTION       PLAN       COMPENSATION     ALL OTHER
                               SALARY    BONUS    AWARDS   AWARDS   COMPENSATION     EARNINGS      COMPENSATION     TOTAL
  NAME & POSITION     YEAR      ($)       ($)      ($)      ($)         ($)             ($)            ($)           ($)
-------------------- -------- --------- -------- --------- ------- --------------- -------------- --------------- ----------
Gregory H.           2009     28,383(3) 0        0         0       0               0              0               28,383
Laborde, President   2008     44,367(2) 0        0         0       0               0              0               44,367
and CEO              2007     38,177(1) 0        0         0       0               0              0               38,177


Theodore A.          2009     18,000(5) 0        0         0       0               0              0               18,000
Greenberg, CFO,      2008     24,000(4) 0        0         0       0               0              0               24,000
CIO and Secretary    2007     0         0        0         0       0               0              0               0

(1) During the year ended December 31, 2007, GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $38,177. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees. By contract Mr. Laborde was due annual compensation of $90,000 of which he waived $51,823.

(2) During the year ended December 31, 2008, GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $44,367. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees. By contract Mr. Laborde was due annual compensation of $90,000 of which he waived $45,633.

(3) During the year ended December 31, 2009, GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $28,383. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL

Group, Ltd., with which the Company contracts for consulting services and to which it pays fees. By contract Mr. Laborde was due annual compensation of $90,000 of which he waived $61,617.

(4) During the year ended December 31, 2008, Theodore A. Greenberg earned salary of $24,000. The compensation was accrued but not actually paid and is included in accrued expenses.

(5) During the year ended December 31, 2009, Theodore A. Greenberg earned salary of $18,000. The compensation was accrued but not actually paid and is included in accrued expenses. By contract Mr. Greenberg was due annual compensation of $24,000 of which he waived $6,000.

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

                      Aggregated Option/SAR Exercises in Last Fiscal Year,
                             and Fiscal Year-End Option/SAR Values

                                                    NUMBER OF SECURITIES        VALUE OF
                                                         UNDERLYING            UNEXERCISED
                                                         UNEXERCISED          IN-THE-MONEY
                                                       OPTIONS/SARS AT       OPTIONS/SARS AT
                                                           FY-END              FY-END ($)
                                                    ----------------------  ------------------
        NAME              SHARES         VALUE            EXERCISABLE/          EXERCISABLE/
                       ACQUIRED ON      REALIZED         UNEXERCISABLE         UNEXERCISABLE
                       EXERCISE (#)       ($)
--------------------- ---------------  -----------  ----------------------  ------------------
Joseph M. Chiappetta               0            0          50,000/146,000                $0/0

On January 5, 2009, Joseph M. Chiappetta signed an employment agreement with the Company with annual compensation of $60,000 per year and a grant of 196,000 employee stock options with an exercise price of $0.50 per share; 50,000 of which vested immediately, 73,000 of which vested on his first anniversary with the Company and 73,000 of which vested on his second anniversary with the Company. On June 5, 2009 Mr. Chiappetta's contract was amended to reflect annual compensation of $12,000 per year.

On March 17, 2010, Mr. Chiappetta resigned from the Company and a settlement was reached for Mr. Chiappetta to be paid $12,000 by March 17, 2011 and he will retain 83,500 of his options.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Contracts - On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by December 31, 2009.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In August 2008, the Board of Directors approved and created a compensation committee. The committee consists of the independent directors of the Company.

                              DIRECTOR COMPENSATION

The Company does not pay any Directors fees for meeting attendance.










                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:

                                                                  NON-QUALIFIED
                                                  NON-EQUITY         DEFERRED
                FEES                            INCENTIVE PLAN     COMPENSATION       ALL OTHER
                EARNED    STOCK      OPTION      COMPENSATION        EARNINGS       COMPENSATION       TOTAL
     NAME       OR PAID   AWARDS     AWARDS           ($)              ($)               ($)            ($)
                IN CASH      ($)        ($)
                  ($)
--------------- --------- ---------- ---------- ---------------- ----------------- ---------------- ------------
Gregory H.         $ -0-      $ -0-      $ -0-            $ -0-             $ -0-         $ 28,383     $ 28,383
Laborde (1)

Theodore A.        $ -0-      $ -0-      $ -0-            $ -0-             $ -0-         $ 18,000     $ 18,000
Greenberg (2)

Pierce             $ -0-      $ -0-       $-0-            $ -0-              $-0-            $ -0-         $-0-
McNally

Conrad R.          $ -0-      $ -0-       $-0-            $ -0-              $-0-            $ -0-         $-0-
Huss

Ernest D. Chu      $ -0-      $ -0-       $-0-            $ -0-              $-0-            $ -0-         $-0-


(1) During the year ended December 31, 2009, GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $28,383. The payment was included in management fee expenses for payment to GHL Group, Ltd. See "Related Party Transactions" for a discussion of Gregory Laborde and his affiliation with GHL Group, Ltd., with which the Company contracts for consulting services and to which it pays fees.

(2) During the year ended December 31, 2009, Theodore A. Greenberg earned salary of $18,000 for his services as an officer of the Company. The compensation was accrued but not actually paid and is included in accrued expenses.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

                             EXECUTIVE COMPENSATION

Infinity's management currently consists of the following persons along with their executive compensation:

  NAME/ADDRESS (1)                     POSITION                    COMPENSATION
------------------------  ---------------------------------------  ------------

Gregory H. Laborde        Chief Executive Officer and Chairman     $90,000
                          of the Board and Director

Theodore A. Greenberg     Chief Investment Officer, Chief          $90,000
                          Financial Officer, Secretary and
                          Director

 (1) Address of each Officer is 80 Broad Street, 5th Floor, New York, NY 10004.

In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with at a rate substantially below his contracted amount. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has completed its planned Regulation E offering for at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by December 31, 2009.

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

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has an Option Plan. As of December 31, 2009, 600,000 options are outstanding under the 2008 Option Plan of which 454,000 are exercisable. During the year ended December 31, 2009, we did not issue any shares under the option plan. We have reserved 970,934 shares of common stock for issuance under the 2008 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

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

The information below is based on the number of shares of Infinity Capital Group, Inc. common stock that Infinity believes was beneficially owned by each person or entity as of December 31, 2009, including options exercisable within 60 days.










                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)


    TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF     PERCENT OF CLASS
                                      OWNER                BENEFICIAL OWNER (1)
------------------------ -------------------------------- ----------------------- --------------------
Common Restricted        Gregory H. Laborde, President,                2,957,250                45.17%
                         CEO, and Chairman of the Board
                         (Beneficially through GHL
                         Group, Ltd.)

Common Restricted        Theodore A. Greenberg, CFO,                   1,100,000                16.80%
                         CIO, Secretary and Director

Options                  Pierce McNally, Director (2)                    156,000                    0%

Options                  Conrad R. Huss, Director (2)                    137,000                    0%

Options                  Ernest D. Chu, Director  (2)                    111,000                    0%

Common Restricted        Wulf Rehder                                     415,758                 6.35%

Common Restricted        All Directors and Executive                   4,057,250                61.97%
                         Officers as a Group (5 persons)
------------------------

(1) At December 31, 2009, the Company had 6,547,391 shares of its common stock issued and outstanding. The Company had 600,000 options issued and outstanding, but the options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

(2) These directors hold options that are considered to be "out of the money."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $28,383 during the year ended December 31, 2009. The payment was included in management fee expenses in the Statement of Operations. Mr. Laborde is the sole shareholder of GHL Group, Ltd. and is President, CEO and Chairman of the Board of the Company.

During the year ended December 31, 2009, Theodore A. Greenberg, an officer and director of the company, earned salary of $18,000. The compensation was accrued but not actually paid and is included in accrued expenses. By contract Mr. Greenberg was due annual compensation of $24,000 of which he waived $6,000.

On September 15, 2009, the holders of Company notes totaling $125,000 foreclosed on collateral of 200,000 shares of Strategic Environmental owned by the Company and 250,000 shares of the Company pledged by GHL Group, Ltd. a company controlled by Gregory Laborde, an Officer and Director of the Company. In their foreclosure notice the lenders put a value of $20,000 on the shares of Strategic Environmental and $250 on the Company shares. The Company has reduced the debt by these values in the financial statements.

On March 25, 2010, the Company received a demand letter for full payment of principal and interest on a $15,000 promissory note, dated October 10, 2005 (the Note.) The Note accrues interest at 7% per annum and had an original due date of November 10, 2005. The holder of the Note, Mr. Wulf Rehder, an affiliate of the Company, granted the Company extensions of the Note until June 20, 2006 and then until July 30, 2006. Mr. Rehder has given the Company notice of his intent to pursue legal action unless payment in full is received by April 16, 2010. As of March 31, 2010, the Company owes Mr. Rehder $15,000 in principal and accrued interest of $4,695 for a total of $19,695. The Company has entered into discussions with Mr. Rehder to resolve the default. The Company can make no assurances that it will be able to come to a satisfactory resolution to the situation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Larry O'Donnell, CPA, P.C.

                                       Year Ended December 31,
                                    2009                     2008
                            ---------------------     --------------------
Audit Fees                            $6,000                       $7,780

Audit-related Fees (a)                    $0                           $0

Tax Fees                                  $0                           $0

All Other Fees                            $0                           $0

                            ---------------------     --------------------
Total Fees                            $6,000                       $7,780

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2009 and 2008


(b)  EXHIBIT
       NO.                          DESCRIPTION
     -------                        -----------


     3.1      Articles of Incorporation of Infinity Capital Group, Inc. (1)

     3.2      Bylaws of Infinity Capital Group, Inc. (1)

     10.1     Custody Agreement (2)

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

(2) Incorporated by reference from the exhibits included in the Company's Form 8K filed with the SEC on December 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Infinity Capital Group, Inc.

Dated: March 31, 2010
                          By:  /s/ Gregory H. Laborde
                               -------------------------------------------------
                               Gregory H. Laborde, President, Chief Executive Officer and Chairman of the Board


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

Dated: March 31, 2010
                            Infinity Capital Group, Inc.
                            ----------------------------------------------------


                            /s/ Gregory H. Laborde
                            ----------------------------------------------------
                            Gregory H. Laborde, Director

                            /s/ Theodore A. Greenberg
                            ----------------------------------------------------
                            Theodore A. Greenberg, Director

                            /s/ Pierce McNally
                            ----------------------------------------------------
                            Pierce McNally, Director

                            /s/ Conrad R. Huss
                            ----------------------------------------------------
                            Conrad R. Huss, Director

                            /s/ Ernest D. Chu
                            ----------------------------------------------------
                            Ernest D. Chu, Director