Form 10-Q
period 2010-03-31
INFINITY CAPITAL GROUP, INC.
filed 2010-05-17
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

                                   or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                       16-1675285
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
            --------------------------------------------------------
               Registrant's telephone number, including area code

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

As of May 17, 2010 the number of shares outstanding of the registrant's class of common stock was 6,547,391.


                                              TABLE OF CONTENTS


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                              2

         Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)                  3

         Statements of Operations (Unaudited) for the Three Months Ended
         March 31, 2010 and 2009                                                                          4

         Statements of Cash Flows (Unaudited) for the Three Months Ended
         March 31, 2010 and 2009                                                                          5

         Schedule of Investments as of March 31, 2010 (Unaudited)                                         6

         Statements of Changes in Net Assets for the Three Months Ended March 31, 2010 (Unaudited)
         and the Year Ended December 31, 2009 (Audited)                                                   7

         Notes to Financial Statements (Unaudited)                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             19

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        22

Item 4. Controls and Procedures                                                                           22

Item 4T. Controls and Procedures                                                                          22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                               24

Item 1A.  Risk Factors -  NOT APPLICABLE                                                                  24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                       24

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                  24

Item 4. Removed and Reserved                                                                              24

Item 5. Other Information - NOT APPLICABLE                                                                24

Item 6. Exhibits                                                                                          24

Signatures                                                                                                25

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Infinity Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2009, included in the Company's Form 10-K.

                                                 INFINITY CAPITAL GROUP, INC.
                                                        BALANCE SHEETS

                                                                                             March              December
                                                                                            31, 2010            31, 2009
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Audited)

Assets

         Non Affiliated Investments (Cost - $159,755 and $159,005)                       $      184,881      $      104,926
         Promissory Note                                                                         50,730              50,730
         Stock Sale Receivable                                                                   50,500             110,750
         Cash                                                                                     4,286               1,002
         Other assets                                                                             9,899               7,353
                                                                                         ---------------     ---------------

                Total assets                                                             $      300,296      $      274,761
                                                                                         ===============     ===============

Liabilities

         Accounts payable nonaffiliates                                                  $      296,446      $      276,514
         Accrued expenses payable others                                                         45,607              53,374
         Notes payable others                                                                   152,020             164,020
         Total Payable To Officers & Directors                                                  210,764             223,737
                                                                                         ---------------     ---------------

                Total liabilities                                                               704,837             717,645
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (404,541)     $     (442,884)
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized 6,547,391 issued
                and outstanding                                                          $        6,547      $        6,547


         Additional paid-in capital                                                             797,138             820,735
         Accumulated income (deficit)
                Accumulated net operating (deficit), net of tax                              (1,282,505)         (1,273,783)
                Net realized gain on investments, net of tax                                     57,696              57,696
                Net unrealized increase (decrease) of investments, net of tax                    16,583             (54,079)
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (404,541)     $     (442,884)
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $        (0.06)     $        (0.07)
                                                                                         ===============     ===============

                           The accompanying notes are an integral part of the financial statements

                              INFINITY CAPITAL GROUP, INC.
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                          For the Three Months Ended
                                                                   March 31,
                                                             2010            2009
                                                         -------------   -------------
Investment Income
        Interest Income                                  $        896    $        518
        Forgiveness of Debt                                    10,000               -
                                                         -------------   -------------
Total Investment Income                                        10,896             518
                                                         -------------   -------------
Expenses
        Salaries and wages                                      6,000          37,081
        Waiver of Salaries                                     (6,000)              -
        Stock Option Forfeiture                               (23,597)              -
        Management fees                                        22,500          22,500
        Waiver of Management Fees                             (22,500)        (11,396)
        Professional fees                                      41,737          14,988
        General and administrative                              3,949           8,274
        Interest Expense                                        6,073           4,816
                                                         -------------   -------------
Total Expenses                                                 28,162          76,263
                                                         -------------   -------------

Net Investment Income (Loss) before taxes                     (17,266)        (75,745)
Provision for income tax, all deferred                         (8,543)         (5,829)
                                                         -------------   -------------

Net investment income (loss)                                   (8,723)        (69,916)
                                                         -------------   -------------
Net realized and unrealized gains (losses):

     Net realized gain (loss), net of tax                           -               -
                                                         -------------   -------------
     Net change in unrealized increase (decrease),
        Affilates                                                   -          87,646

     Net change in unrealized increase (decrease),
        Non-affilates                                          79,205         (70,502)
                                                         -------------   -------------

     Net change in unrealized increase (decrease),             79,205          17,144
       Deferred tax on change in unrealized                     8,543           5,828
                                                         -------------   -------------

     Net change in unrealized, net of tax                      70,662          11,316
                                                         -------------   -------------

Net realized and unrealized gains (losses)                     70,662          11,316
                                                         -------------   -------------
Net increase (decrease) in net assets
     from operations                                     $     61,939    $    (58,600)
                                                         =============   =============
Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                  $       0.01    $      (0.01)
  Diluted                                                $       0.01    $      (0.01)
                                                         =============   =============
Weighted average number of shares outstanding
  Basic                                                     6,547,391       6,513,399
  Diluted                                                   6,547,391       6,513,399
                                                         =============   =============

       The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                                   STATEMENT OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                           For the Three Months Ended
                                                                                         March 31,            March 31,
                                                                                           2010                  2009
                                                                                       --------------       ---------------


Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                             $      61,939        $      (58,600)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in unrealized increase of investments, pre-tax                                (79,205)              (17,145)
        Net purchase of investments                                                             (750)                    -
        Stock Sale Receivable                                                                 60,250                     -
        Depreciation and amortization                                                            349                   349
        (Forfeiture) Grant of stock options to directors & employees                         (23,597)               26,081
        Other assets                                                                          (2,895)                1,772
        Accounts payable and credit cards                                                     19,933                17,458
        (Decrease) increase accrued expenses payable                                         (20,740)               18,412
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                        15,284               (11,673)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                                -                 8,820
        Payments on notes payable                                                            (12,000)                    -
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                       (12,000)                8,820
                                                                                       --------------       ---------------

Increase (Decrease) in Cash                                                                    3,284                (2,853)
Cash and Cash Equivalents - Beginning of Period                                                1,002                 2,891
                                                                                       --------------       ---------------

Cash and Cash Equivalents - End of Period                                              $       4,286        $           38
                                                                                       ==============       ===============


                           The accompanying notes are an integral part of the financial statements

                                                     SCHEDULE OF INVESTMENTS
                                                         MARCH 31, 2010
                                                           (UNAUDITED)

                        Original
                         Date of                                                                 Original                 Fair
  Shares     Warrants  Acquisition                                                                 Cost                  Value
-----------------------------------------                                                       -----------          -------------

                                         Non Affiliate Investments

    50,000 (1)          Mar-10           BlackStar Energy Group, Inc., publicly traded          $      750           $      5,600
                                          over the counter, development stage
                                          oil and gas exploration company

   328,125 (2)          Nov-04           Strategic Environmental & Energy Resources Inc.            69,294           $    134,531
   100,000 (3)          Mar-08             publicly traded over the counter,                        65,221                 41,000
             125,000    Mar-08             provider of technology-based industrial services         24,490                  3,750
                                           in the environmental, energy and rail transport(4)
                                                                                                -----------          -------------

                                         Subtotal                                               $  159,005           $    179,281
                                                                                                -----------          -------------


                                         TOTAL INVESTMENTS                                      $  159,755           $    184,881
                                                                                                ===========          =============

Percentage of net asset information is not provided since net assets are negative and would be misleading.

(1)  Acquired as partial consideration for sale of NPI08, Inc. shares
(2)  Company reverse split the stock at 1 for 4 shares January 22, 2008
(3)  Note plus $50,000 cash exchanged for Shares and Warrants of SENR
(4)  Formerly Satellite Organizing Systems, Inc.


                                  The accompanying notes are an integral part of the financial statements

                                                INFINITY CAPITAL GROUP, INC.
                                             STATEMENTS OF CHANGES IN NET ASSETS



                                                                                    THREE MONTHS           YEAR ENDED
                                                                                   ENDED MAR. 31,           DEC. 31,
                                                                                        2010                  2009
                                                                                 ------------------     -------------------
                                                                                    (UNAUDITED)             (AUDITED)
Changes in net assets from operations:
     Net investment loss                                                         $          (8,723)     $         (407,556)
     Net realized gain (loss) on investments, net of tax                                         -                (121,098)
     Net change in unrealized increase (decrease), net of tax                               70,662                (398,814)
                                                                                 ------------------     -------------------

           Net increase (decrease) increase in net assets from operations                   61,939                (927,468)
                                                                                 ------------------     -------------------

CAPITAL STOCK TRANSACTIONS:
     Proceeds from issuance of common stock, net of offering costs                               -                   2,189
     Grant (Forfeiture) of employee stock options                                          (23,597)                 52,823
                                                                                 ------------------     -------------------

           Net increase in net assets from stock transactions                              (23,597)                 55,012
                                                                                 ------------------     -------------------

Net increase (decrease) in net assets                                                       38,342                (872,456)
Net assets at beginning of year                                                           (442,884)                429,572
                                                                                 ------------------     -------------------

Net assets at end of period (accumulated net investment
         loss of $1,282,505 and $1,273,783)                                      $        (404,542)     $         (442,884)
                                                                                 ==================     ===================

                           The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------
Infinity Capital Group, Inc. ("ICG", the "Company"), was incorporated in the State of Maryland on July 8, 2003. ICG is a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)


The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2009 Annual Report filed dated December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full years.

The Board of Directors of the Company recommended, and holders of a majority of the voting power of the Company's outstanding common stock have voted and approved the two proposals on February 23, 2010:

          - To withdraw the Company's election to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

          - Authorization to reverse split the common stock on up to a ten for one basis, by which each ten shares shall become one share; and the appropriate Articles of Amendment to implement the reverse split. Fractional shares will be rounded up to the next whole share.

The Company intends to file a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to Section 54(c) of the Investment Company Act of 1940 (the 1940 Act) on Form N-54C. Effective upon receipt by the Securities and Exchange Commission
(SEC) the Company is no longer deemed a Business Development Company and subject to the provisions of the 1940 Act. Such filing has not been made at the date of the filing of this Quarterly Report on Form 10-Q.

Reclassification

In order to conform with the presentation of the financial statements herein, certain items in the financial statements for the prior periods have been reclassified.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $599,321 at March 31, 2010.

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


ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - INVESTMENTS
--------------------

As of March 31, 2010, the Company has made investments in six target companies that total $593,686 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                    DATE              INVESTMENT            COST
------------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock          121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock           75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants               24,490
Heartland, Inc.                                      September 2004    Common Stock           12,500
Fluid Media Networks                                 May 2007          Common Stock           85,000
Lumonall, Inc.**                                     August 2004       Common stock           42,100
NPI08                                                June 2008         Common Stock          232,000
BlackStar Energy Group, Inc.                         March 2010        Common Stock              750
                                                                                           -----------
Total                                                                                        593,686

* In January 2008,  Satellite  Organizing  Solutions,  Inc.  changed its name to
Strategic Environmental & Energy Resources, Inc.

** On July 18, 2005 Azonic Corporation changed its name to Midland International
Corporation. On August 16, 2007 Midland International Corporation changed its name to Lumonall, Inc.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

In September of 2008 the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 was previously and education and college preparation company and is currently an inactive publicly traded shell which the Company intends to hold for possible future merger or acquisition.

In December 2009, the Company sold its interest in NPI08, Inc. for $125,000 and 50,000 shares in BlackStar Energy Group, Inc. which were received in March 2010.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)
The Company classifies the inputs used to measure fair values into the following hierarchy:

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


The carrying values and estimated fair values of the Company's findings:
                                                                                                SIGNIFICANT
                                                  QUOTE PRICES IN       SIGNIFICANT OTHER       UNOBSERVABLE
                                                  ACTIVE MARKETS        OBSERVABLE INPUTS       INPUTS
                             CARRYING VALUE       (LEVEL 1)             (LEVEL 2)               (LEVEL 3)
                             -------------------- --------------------- ----------------------- -------------------
March  31, 2010:

Investment Securities;

Strategic Environmental
Stock                        $            175,531 $                 --  $               175,531 $               --

Strategic Environmental
Warrants                     $              4,151 $                 --  $                 4,151 $               --

BlackStar Energy Group, Inc. $              5,600 $                 --  $                 5,600 $               --
                             -------------------- --------------------- ----------------------- -------------------

Total Investment Securities  $            185,282 $                 --  $               185,282 $               --
                             ==================== ===================== ======================= ===================



Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2010 and December 31, 2009 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments but will sometimes sell specifically identified investments or shares.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

By contract, for each of the three months ended March 31, 2010 and 2009 the Company incurred management fees expense of $22,500 to a company affiliated through Gregory Laborde, an Officer & Director of the Company. As indicated on the Statement of Operations, Mr. Laborde agreed to waive $22,500 and $11,396 in each of the respective periods resulting in a net expense of $0 and $11,104 respectively.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE
-----------------------------------------

During the three months ended March 31, 2010, the Company made payments of $12,000 on existing notes payable.

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

As of March 31, 2010, $279,820 in notes payable plus related accrued interest are in default for lack of repayment by their due date. For the three month period ended March 31, 2010 the Company incurred interest expense on notes payable of $5,312.

On March 25, 2010, the Company received a demand letter for full payment of principal and interest on a $15,000 promissory note, dated October 10, 2005 (the Note.) The Note accrues interest at 7% per annum and had an original due date of November 10, 2005. The holder of the Note, Mr. Wulf Rehder, an affiliate of the Company, granted the Company extensions of the Note until June 20, 2006 and then until July 30, 2006. Mr. Rehder has given the Company notice of his intent to pursue legal action unless payment in full is received by April 16, 2010. As of March 31, 2010, the Company owes Mr. Rehder $15,000 in principal and accrued interest of $4,695 for a total of $19,695. On April 14, 2010, the company signed a settlement/forestallment agreement with Mr. Rehder agreeing to pay the balance due by August 12, 2010.

Notes payable are stated at the original principal amount less any repayments made. The Company has not elected the fair value option under SFAS No. 159 for its financial liabilities.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

During the three months ended March 31, 2010 the Company issued no common stock or other equity.

NOTE 6 - STOCK BASED COMPENSATION PLANS
---------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

As the result of forfeiture of employee stock options, the Company recognized income in the amount of $23,597 for three months ended March 31, 2010. 109,500 options which were granted in January, 2009 were forfeited and previously recognized expense related to these options was recorded as an offset to expenses. The cost of these options was being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the three months ended March 31, 2010, was less than $0.01 per share. There was no impact on the Company's cash flow.

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

During the three month period ended March 31, 2009, 196,000 options were granted to Joseph M. Chiappetta, the Company's Vice-President of Corporate Development. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock from inception of trading on September 11, 2008 through the January 2, 2009 which was the last day of trading before the options were issued. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

No stock options were granted during the three months ended March 31, 2010. Joseph M. Chiappetta, the Company's Vice-President of Corporate Development, resigned on March 17, 2010 and forfeited 109,500 of the stock options he was previously granted.

Further information relating to stock options is as follows:
                                                                    WEIGHTED
                                                         WEIGHTED   AVERAGE
                                             NUMBER      AVERAGE    REMAINING
                                             OF          EXERCISE   CONTRACT
                                             SHARES      PRICE      LIFE (YEARS)
                                             -----------------------------------
Outstanding options at 12/31/09               600,000    $ 0.70      8.70
Granted                                       -            -         -
Exercised                                     -            -         -
Forfeited/expired                             109,500    $ 0.50      8.90
Outstanding options at 3/31/10                490,500    $ 0.75      8.41

Exercisable on 3/31/10                        490,500    $ 0.75      8.41

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at March 31, 2010, as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the three months ended March 31, 2010 as no options were exercised during this period.

At March 31, 2010, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 480,434.


NOTE 7 - EMPLOYMENT CONTRACTS
-----------------------------

On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has raised capital of at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by March 31, 2010. In the Statement of Operations Mr. Laborde's full salary of $22,500 for the three month periods ended March 31, 2010 and 2009 is shown as management fees and the amount he has waived is reflected as an offsetting amount.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

On January 5, 2009, Joseph M. Chiappetta signed an employment contract with the Company with an annual compensation set at $60,000. As part of Mr. Chiappetta's contract he received a stock option grant of 196,000 options of which 50,000 vested immediately. The option grant was in lieu of Mr. Chiappetta's first two months salary. On June 5, 2009, Mr. Chiappetta's employment contract was amended by both parties to reflect an annual compensation level of $12,000. On March 17, 2010, Mr. Chiappetta resigned his position with the Company. An agreement was reached for Mr. Chiappetta to forfeit $10,000 of his accrued salary, shown as forgiveness of debt on the Statement of Operations, and to retain 86,500 stock options.

NOTE 8 - INCOME TAXES
---------------------

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

As of March 31, 2010, the Company's aggregate unrealized appreciation of securities in which there is an excess of value over tax cost is $45,866.

As of March 31, 2010, the Company's aggregate unrealized depreciation of securities in which there is an excess of tax cost over value is $20,740.

As of March 31, 2010, the Company's net aggregate unrealized appreciation of value over tax cost of all its securities is $25,126.

As of March 31, 2010, the Company's aggregate cost of securities for federal income tax purposes is $159,755.

The Company recognizes deferred income taxes for each category of income. For the three months ended March 31, 2010, the Company had unrealized gains for which deferred income taxes were calculated and deferred income tax benefit of a similar amount was included in net investment income.

The Company is uncertain of future tax benefit of accumulated losses and takes a full reserve against the potential deferred tax benefit beyond offsetting deferred taxes on unrealized gains.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

NOTE 9 - FINANCIAL HIGHLIGHTS
-----------------------------

The following is a schedule of financial highlights for the three month period ended March 31, 2010, and the year ended December 31, 2009.



                                                 THREE MONTHS    YEAR ENDED
                                                   MARCH 31        DEC 31,
                                                     2010           2009
                                                 ------------   ------------

Per share information
Net asset value, beginning of period                   (0.07)          0.07
                                                 ------------   ------------

   Net investment (loss) (1)                           (0.00)         (0.06)
   Net realized and unrealized gain (loss) (1)          0.01          (0.09)
                                                 ------------   ------------

Net(decrease) increase in net assets
   resulting from operations (1)                        0.01          (0.15)
Issuance of common stock, warrants
   and other new equity (1)                             0.00           0.01
                                                 ------------   ------------

Net asset (deficit) value, end of period               (0.06)         (0.07)
                                                 ============   ============

Per share market value, end of period                 $ 0.02         $ 0.08

Total Return Based Upon Net Asset Value (3)              N/A           -216%

Ratios and Supplemental Data
Net assets (deficit), end of year/period            (142,474)      (442,884)
Common shares outstanding at end of year/period    6,547,391      6,547,391
Diluted weighted average number of
   shares outstanding during the year/period       6,547,391      6,531,811
Ratio of expenses to average net assets (2)(4)           -27%           228%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (2)(4)          -58%          -879%
Portfolio turnover                                         0%             0%
Average Debt Outstanding                             285,820        288,786
Average Debt Per Share (1)                              0.04           0.04

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2) Annualized for interim period
(3) 2010 did not start with positive net assets so cannot compute
(4) Average net assets were low resulting in calculation out of scale

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (Unaudited)

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

The Board of Directors of the Company recommended, and holders of a majority of the voting power of the Company's outstanding common stock have voted and approved the two proposals on February 23, 2010:

          - To withdraw the Company's election to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

          - Authorization to reverse split the common stock on up to a ten for one basis, by which each ten shares shall become one share; and the appropriate Articles of Amendment to implement the reverse split. Fractional shares will be rounded up to the next whole share.

The Company intends to file a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to Section 54(c) of the Investment Company Act of 1940 (the 1940 Act) on Form N-54C. Effective upon receipt by the Securities and Exchange Commission
(SEC) the Company is no longer deemed a Business Development Company and subject to the provisions of the 1940 Act. Such filing has not been made at the date of the filing of this Quarterly Report on Form 10-Q.

The Company upon the effectiveness of its Notification of Withdrawal intends to pursue other business opportunities. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will not own or propose to acquire investment securities having a value exceeding 40% of the Company's total assets at any one time.

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

On April 14, 2010, the Company signed a settlement/forestallment agreement with Mr. Wulf Rehder, an affiliate of the Company and the holder of promissory note issued by the Company with an original due date of November 10, 2005, agreeing to pay the balance due by August 12, 2010. On March 25, 2010, the Company had received a demand letter for full payment of principal and interest on this promissory note.

The Company evaluated events through May 17, 2010, for consideration as a subsequent event to be included in its March 31, 2010, financial statements herein and found no other events, other than the above.

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

The Board of Directors of the Company recommended, and holders of a majority of the voting power of the Company's outstanding common stock have voted and approved the two proposals on February 23, 2010:

     - To withdraw the Company's election to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

     - Authorization to reverse split the common stock on up to a ten for one basis, by which each ten shares shall become one share; and the appropriate Articles of Amendment to implement the reverse split. Fractional shares will be rounded up to the next whole share.

The Company intends to file a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to Section 54(c) of the Investment Company Act of 1940 (the 1940 Act) on Form N-54C. Effective upon receipt by the Securities and Exchange Commission
(SEC) the Company is no longer deemed a Business Development Company and subject to the provisions of the 1940 Act. Such filing has not been made as of the date of the filing of this Quarterly Report on Form 10-Q.

The Company upon the effectiveness of its Notification of Withdrawal intends to pursue other business opportunities. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will not own or propose to acquire investment securities having a value exceeding 40% of the Company's total assets at any one time.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2009.

The Company recognized $10,896 in investment income during the three month period ended March 31, 2010. During the three month period ended March 31, 2009, the Company recognized investment income of $518. The increase of $10,478 was primarily due to settlement of an accrued expense which resulted in $10,000 forgiveness of debt.

Total expenses during the three month period ended March 31, 2010 were $28,162 compared to $76,263 during the three month period ended March 31, 2009. The decrease of $48,101 was a result of a decrease of $37,081 in salaries, net of the amount waived, a decrease of 11,104 in management fees, net of the amount waived and a reduction of expenses of $23,597 due to forfeiture of employee stock options offset by an increase of 26,749 in professional fees. The reduction in salary and management fees comes from officers waiving all compensation they were entitled to during the quarter and a charge for employee stock options in the prior quarter that did not repeat this year. The increase in professional fees was mostly legal fees connected to the Company's plan to elect out of Business Development Company status and to pursue other business opportunities.

During the three month period ended March 31, 2010, the Company had a net investment loss of $8,723 compared to a net investment loss of $69,916 in the three month period ended March 31, 2009. The decreased loss of $61,193 is primary a result of the $10,478 increase in investment income and the $48,101 decrease in expenses.

During the three month period ended March 31, 2010, the Company had net realized and unrealized gains of $70,662 compared to net realized and unrealized gains of $11,316 during the three month period ended March 31, 2009. The increased gain of $59,346 was a result of an increase in the value of the company's investment in Strategic Environmental and Energy Solutions during the three month period ended March 31, 2010.

During the three month period ended March 31, 2010, the Company had a net increase in net assets from operations of $61,939 compared to a net decrease in net assets of $58,600 during the three month period ended March 31, 2009. The change in net assets was a result of the increased gain in net realized and unrealized gains, the increase in net investment income and the decrease in total expenses, as discussed above. Net assets per share from operations increased $0.01 per share during the three month period ended March 31, 2010 and decreased by $0.01 per share during the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $4,286 at March 31, 2010 compared to $1,002 at December 31, 2009. Current liabilities exceed current assets by $599,321. The Company had $184,881 in non affiliate investments at March 31, 2010. The Company expects to raise capital and/or sell assets to fund working capital for the next twelve months.

The notes payable of the Company decreased from $291,820 as of December 31, 2009 to $279,820 as of March 31, 2010. This decrease was attributable to partial repayment of promissory notes from individuals in the amount of $12,000.

During the three month period ended March 31, 2010, operating activities provided the Company with $15,284. During the three month period ended March 31, 2009, the Company used $11,673 in operating activities. The increase of $26,957 was due to the receipt of $60,250 in payments from the Company's sale of its investment in NPI08, Inc. in December 2009 which provided for a series of payments over time offset by a reduction in accrued expenses of $20,740.

During the three month periods ended March 31, 2010 and 2009, the Company did not use or receive funds from investing activities. During the three month period ended March 31, 2010, the Company used $12,000 for financing activities which consisted of payments on promissory notes. During the three month period ended March 31, 2009, the Company received $8,820 from its financing activities which consisted of proceeds from promissory notes.

NEED FOR ADDITIONAL FINANCING

While the Company had an operating profit during the three month period ended March 31, 2010, the Company had an operating loss during the three month period ended March 31, 2009 and the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

GOING CONCERN

The Company has a deficit in working capital and assets, which may be illiquid. Management plans to fund operations of the Company by raising capital and/or selling assets or through interest bearing advances from existing shareholders.

There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

The critical assumption made by management of the Company is that the Company will continue to operate as a going concern. The Company's auditors have expressed a concern that the Company may not be able to continue as a going concern.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2009 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2010, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

Our management, with the participation of the Company's President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. Based on this evaluation, our management, concluded that, as of March 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

As a result of Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the quarter ended March 31, 2010 we believe that internal control over financial reporting has not been effective and we are in the process of improving controls. We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources. This material weakness can lead to the following:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

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





                                           INFINITY CAPITAL GROUP, INC.
                                      -------------------------------------
                                                   (Registrant)




Dated: May 17, 2010                   By: /s/Gregory H. Laborde
                                      -------------------------------------
                                      Gregory H. Laborde,
                                      Principal Executive Officer,
                                      President & Chief Executive Officer



Dated: May 17, 2010                   By: /s/Theodore A. Greenberg
                                      -------------------------------------
                                      Theodore A. Greenberg,
                                      Principal Accounting Officer,
                                      Chief Financial Officer,
                                      Chief Investment Officer & Secretary