Form 10-Q
period 2010-06-30
INFINITY CAPITAL GROUP, INC.
filed 2010-08-12
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

                                    or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 814-00708


                          INFINITY CAPITAL GROUP, INC.
                     --------------------------------------
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

As of August 11, 2010 the number of shares outstanding of the registrant's class of common stock was 6,547,391.




                                            TABLE OF CONTENTS



                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                                                              2

         Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)                   3

         Statements of Operations (Unaudited) for the Three and Six Months Ended
         June 30, 2010 and 2009                                                                           4

         Statements of Cash Flows (Unaudited) for the Six Months Ended
         June 30, 2010 and 2009                                                                           5

         Schedule of Investments as of June 30, 2010 (Unaudited)                                          6

         Statements of Changes in Net Assets for the Six Months Ended June 30, 2010
         (Unaudited) and the Year Ended December 31, 2009 (Audited)                                       7

         Notes to Financial Statements (Unaudited)                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             19

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        23

Item 4. Controls and Procedures                                                                           23

Item 4T. Controls and Procedures                                                                          23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  - NOT APPLICABLE                                                               25

Item 1A.  Risk Factors -  NOT APPLICABLE                                                                  25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - NOT APPLICABLE                      25

Item 3. Defaults upon Senior Securities - NOT APPLICABLE                                                  25

Item 4. Removed and Reserved                                                                              25

Item 5. Other Information - NOT APPLICABLE                                                                25

Item 6. Exhibits                                                                                          25

Signatures                                                                                                26

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

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

                          INFINITY CAPITAL GROUP, INC.
                                 BALANCE SHEETS

                                                                                              June              December
                                                                                            30, 2010            31, 2009
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Audited)

Assets

         Non Affiliated Investments (Cost - $159,755 and $159,005)                       $      181,481      $      104,926
         Promissory Note                                                                         50,730              50,730
         Stock Sale Receivable                                                                        -             110,750
         Cash                                                                                    12,706               1,002
         Other assets                                                                            11,016               7,353
                                                                                         ---------------     ---------------

                Total assets                                                             $      255,933      $      274,761
                                                                                         ===============     ===============

Liabilities

         Accounts payable nonaffiliates                                                  $      274,204      $      276,514
         Accrued expenses payable others                                                         51,168              53,374
         Notes payable others                                                                   140,520             164,020
         Total Payable To Officers & Directors                                                  211,404             223,737
                                                                                         ---------------     ---------------

                Total liabilities                                                               677,296             717,645
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (421,364)     $     (442,884)
                                                                                         ===============     ===============


Composition of net assets
         Preferred stock, $0.001 par value,
                10,000,000 shares authorized,
                none issued or outstanding.
         Common Stock. $0.001 par value,
                100,000,000 shares authorized 6,547,391 issued
                and outstanding                                                          $        6,547       $       6,547


         Additional paid-in capital                                                             797,138             820,735
         Accumulated income (deficit)
                Accumulated net operating (deficit), net of tax                              (1,297,084)         (1,273,783)
                Net realized gain on investments, net of tax                                     57,696              57,696
                Net unrealized increase (decrease) of investments, net of tax                    14,339             (54,079)
                                                                                         ---------------     ---------------

Net Assets                                                                               $     (421,364)     $     (442,884)
                                                                                         ===============     ===============

Net Asset Value Per Share                                                                $        (0.06)     $        (0.07)
                                                                                         ===============     ===============









     The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months  Ended         For the Six Months Ended
                                                                   June 30,                           June 30,
                                                             2010             2009             2010             2009
                                                          ------------    -------------    --------------   --------------
Investment Income
         Interest Income                                  $       875     $        553     $       1,771    $        1071
         Forgiveness of Debt                                        -                -            10,000                -
                                                          ------------    -------------    --------------   --------------
Total Investment Income                                           875              553            11,771            1,071
                                                          ------------    -------------    --------------   --------------
Expenses
         Salaries and wages                                     6,000           25,914            12,000           62,995
         Waiver of Salaries                                    (6,000)               -           (12,000)               -
         Stock Option Forfeiture                                    -                -           (23,597)               -
         Management fees                                       22,500           22,500            45,000           45,000
         Waiver of Management Fees                            (22,500)         (10,874)          (45,000)         (22,270)
         Professional fees                                      4,865            4,000            46,602           18,988
         General and administrative                             3,344           11,346             7,292           19,622
         Interest Expense                                       6,090            8,348            12,163           13,164
                                                          ------------    -------------    --------------   --------------
Total Expenses                                                 14,299           61,234            42,460          137,499
                                                          ------------    -------------    --------------   --------------

Net Investment Income (Loss) before taxes                     (13,424)         (60,681)          (30,689)        (136,428)
Provision for income tax, all deferred                          1,156           21,844            (7,387)          16,015
                                                          ------------    -------------    --------------   --------------

Net investment income (loss)                                  (14,580)         (82,525)          (23,302)        (152,443)
                                                          ------------    -------------    --------------   --------------
Net realized and unrealized gains (losses):
     Net realized gain (loss) on investments
        all Non-affilates                                           -           11,095                 -           11,095
       Deferred tax on realized gains                               -           (3,772)                -           (3,772)
                                                          ------------    -------------    --------------   --------------
     Net realized gain (loss), net of tax                           -            7,323                 -            7,323
                                                          ------------    -------------    --------------   --------------
     Net change in unrealized increase (decrease),
        Affilates                                                   -             (333)                -          (87,979)
     Net change in unrealized increase (decrease),
        Non-affilates                                          (3,400)         (75,010)           75,805           29,782
                                                          ------------    -------------    --------------   --------------

     Net change in unrealized increase (decrease),             (3,400)         (75,343)           75,805          (58,197)
       Deferred tax on change in unrealized                    (1,156)         (25,617)            7,387          (19,787)
                                                          ------------    -------------    --------------   --------------

     Net change in unrealized, net of tax                      (2,244)         (49,726)           68,418          (38,410)
                                                          ------------    -------------    --------------   --------------

Net realized and unrealized gains (losses)                     (2,244)         (42,403)           68,418          (31,087)
                                                          ------------    -------------    --------------   --------------
Net increase (decrease) in net assets
     from operations                                      $   (16,824)    $   (124,928)    $      45,116    $    (183,530)
                                                          ============    =============    ==============   ==============
Net increase (decrease) in net assets per share
  from continuing operations
  Basic                                                   $     (0.00)    $      (0.02)    $        0.01    $       (0.03)
  Diluted                                                 $     (0.00)    $      (0.02)    $        0.01    $       (0.03)
                                                          ============    =============    ==============   ==============
Weighted average number of shares outstanding
  Basic                                                     6,547,391        6,520,314         6,547,391        6,516,857
  Diluted                                                   6,547,391        6,520,314         6,547,391        6,516,857
                                                          ============    =============    ==============   ==============

       The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Six Months Ended
                                                                                         June 30,              June 30,
                                                                                           2010                  2009
                                                                                      --------------       ---------------


Cash Flows from Operating Activities:
     Net increase (decrease) in net assets from operations                            $       45,116       $      (183,530)

     Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
        Change in unrealized increase of investments, pre-tax                                (75,805)               58,198
        Proceeds from disposition of investment securities                                         -                27,400
        Realized gain on investments, pre-tax                                                      -               (11,095)
        Net purchase of investments                                                             (750)                    -
        Loan receivable and accrued interest                                                                       (26,071)
        Stock Sale Receivable                                                                110,750                     -
        Depreciation and amortization                                                            698                   698
        Deferred offering costs                                                                    -                 4,608
        (Forfeiture) Grant of stock options to directors & employees                         (23,597)               34,995
        Other assets                                                                          (4,361)               (8,984)
        Accounts payable and credit cards                                                        692                12,673
        (Decrease) increase accrued expenses payable                                         (17,539)               22,395
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  operating activities                                                        35,204               (68,713)
                                                                                       --------------       ---------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
        Proceeds from notes payable                                                                -               135,770
        Payments on notes payable                                                            (23,500)              (75,000)
        Sale of stock, net of offering costs                                                       -                (1,608)
        Stock issued for note repayment and interest                                               -                 6,798
                                                                                       --------------       ---------------

                  Net cash provided by (used for)
                  financing activities                                                       (23,500)               65,960
                                                                                       --------------       ---------------

Increase (Decrease) in Cash                                                                   11,704                (2,753)
Cash and Cash Equivalents - Beginning of Period                                                1,002                 2,891
                                                                                       --------------       ---------------
Cash and Cash Equivalents - End of Period                                              $      12,706        $          138
                                                                                       ==============       ===============








       The accompanying notes are an integral part of the financial statements

                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2010
                                   (UNAUDITED)

                          Original
                          Date of                                                              Original             Fair
  Shares     Warrants     Acquisition                                                          Cost                 Value
-----------  ---------    ------------                                                         -----------          -------------
                                          Non Affiliate Investments

  50,000 (1)              Mar-10          BlackStar Energy Group, Inc., publicly traded        $      750           $      2,200
                                           over the counter, development stage oil
                                           and gas exploration company

 328,125 (2)              Nov-04          Strategic Environmental & Energy Resources Inc.          69,294           $    134,531
 100,000 (3)              Mar-08           publicly traded over the counter,                       65,221                 41,000
             125,000      Mar-08           provider of technology-based industrial services        24,490                  3,750
                                           in the environmental, energy and rail transport (4)
                                                                                               -----------          -------------

                                          Subtotal                                             $  159,005           $    179,281
                                                                                               -----------          -------------


                                          TOTAL INVESTMENTS                                    $  159,755           $    181,481
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

















        The accompanying notes are an integral part of the financial statements

                       INFINITY CAPITAL GROUP, INC.
                    STATEMENTS OF CHANGES IN NET ASSETS



                                                                             SIX MONTHS     YEAR ENDED
                                                                            ENDED JUNE 30,   DEC. 31,
                                                                                2010            2009
                                                                            ------------   -------------
                                                                             (UNAUDITED)    (AUDITED)

Changes in net assets from operations:
     Net investment loss                                                    $   (23,302)   $   (407,556)
     Net realized gain (loss) on investments, net of tax                              -        (121,098)
     Net change in unrealized increase (decrease), net of tax                    68,418        (398,814)
                                                                            ------------   -------------

           Net increase (decrease) increase in net assets from operations        45,116        (927,468)
                                                                            ------------   -------------

CAPITAL STOCK TRANSACTIONS:
     Proceeds from issuance of common stock, net of offering costs                    -           2,189
     Grant (Forfeiture) of employee stock options                               (23,597)         52,823
                                                                            ------------   -------------

           Net increase in net assets from stock transactions                   (23,597)         55,012
                                                                            ------------   -------------

Net increase (decrease) in net assets                                            21,519        (872,456)
Net assets at beginning of year                                                (442,884)        429,572
                                                                            ------------   -------------

Net assets at end of period (accumulated net investment
      loss of $1,297,084 and $1,273,783 )                                   $  (421,365)   $   (442,884)
                                                                            ============   =============

























        The accompanying notes are an integral part of the financial statements

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2009 Annual Report filed dated December 31, 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full years.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $613,860 at June 30, 2010.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)

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

ACCOUNTING PRONOUNCEMENTS

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company's fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company's fiscal year beginning January 1, 2011. The adoption had no impact on the Company's financial position, results of operations or cash flows.

There were various other accounting standards and interpretations issued during the six months ended June 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - INVESTMENTS
--------------------

As of June 30, 2010, the Company has made investments in six target companies that total $593,686 in funded capital. We have completed the following transactions:

PORTFOLIO COMPANY                                    DATE              INVESTMENT             COST
---------------------------------------------------------------------------------------------------------
Strategic Environmental & Energy Resources, Inc.*    November 2004     Common stock          $121,336
Strategic Environmental & Energy Resources, Inc.*    March 2008        Common stock            75,510
Strategic Environmental & Energy Resources, Inc.*    March 2008        Warrants                24,490
Heartland, Inc.                                      September 2004    Common Stock            12,500
Fluid Media Networks                                 May 2007          Common Stock            85,000
Lumonall, Inc.**                                     August 2004       Common Stock            42,100
NPI08                                                June 2008         Common Stock           232,000
BlackStar Energy Group, Inc.                         March 2010        Common Stock               750
                                                                                             -----------
Total                                                                                        $593,686
------------------
* In January 2008,  Satellite  Organizing  Solutions,  Inc.  changed its name to
Strategic Environmental & Energy Resources, Inc.

** On July 18, 2005 Azonic Corporation changed its name to Midland International
Corporation. On August 16, 2007 Midland International Corporation changed its name to Lumonall, Inc.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


In September of 2008 the Company acquired an 87.5% interest in NPI08 for $232,000 consisting of 102,500 shares in Company stock and $150,000 cash. NPI08 was previously and education and college preparation company and is currently an inactive publicly traded. In December 2009, the Company sold its interest in NPI08, Inc. for $125,000 and 50,000 shares in BlackStar Energy Group, Inc. which were received in March 2010.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)

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


The carrying values and estimated fair values of the Company's findings:

                                                                                                SIGNIFICANT
                                                 QUOTE PRICES IN        SIGNIFICANT OTHER       UNOBSERVABLE
                                                 ACTIVE MARKETS         OBSERVABLE INPUTS       INPUTS
                             CARRYING VALUE      (LEVEL 1)              (LEVEL 2)               (LEVEL 3)
                             ------------------- --------------------   --------------------    ---------------
June 30, 2010:

Investment Securities;

Strategic Environmental
Stock                        $      175,531      $            --        $       175,531         $        --

Strategic Environmental
Warrants                     $        3,750      $            --        $         4,151         $        --

BlackStar Energy Group, Inc. $        2,200      $            --        $         2,200         $        --
                             ------------------  --------------------   --------------------    ---------------

Total Investment Securities  $      181,481      $            --        $       181,481         $        --
                             ==================  ====================   ====================    ===============

Without a readily available market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2010 and December 31, 2009 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company generally uses the first-in, first-out (FIFO) method of accounting for sales of its investments but will sometimes sell specifically identified investments or shares.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

By contract, for each of the six months ended June 30, 2010 and 2009 the Company incurred management fees expense of $45,000 to a company affiliated through Gregory Laborde, an Officer & Director of the Company. As indicated on the Statement of Operations, Mr. Laborde agreed to waive $45,000 and $22,270 in each of the respective periods resulting in a net expense of $0 and $22,730 respectively.

NOTE 4 - NOTES PAYABLE & INTEREST EXPENSE
-----------------------------------------

During the six months ended June 30, 2010, the Company made payments of $23,500 on existing notes payable.

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

As of June 30, 2010, $268,320 in notes payable plus related accrued interest are in default for lack of repayment by their due date. For the six month period ended June 30, 2010 the Company incurred interest expense on notes payable of $12,303.

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

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

During the six months ended June 30, 2010 the Company issued no common stock or other equity. NOTE 6 - STOCK BASED COMPENSATION PLANS The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

As the result of forfeiture of employee stock options, the Company recognized income in the amount of $23,597 for six months ended June 30, 2010. 109,500 options which were granted in January, 2009 were forfeited and previously recognized expense related to these options was recorded as an offset to expenses. The cost of these options was being recorded on a straight-line basis over the vesting period. The related impact on basic and diluted earnings per share for the Six months ended June 30, 2010, was less than $0.01 per share. There was no impact on the Company's cash flow.

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

During the six month period ended June 30, 2009, 196,000 options were granted to Joseph M. Chiappetta, the Company's Vice-President of Corporate Development. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock from inception of trading on September 11, 2008 through the January 2, 2009 which was the last day of trading before the options were issued. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company estimated there would be no forfeitures.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)


No stock options were granted during the six months ended June 30, 2010.  Joseph
M. Chiappetta, the Company's Vice-President of Corporate Development, resigned on March 17, 2010 and forfeited 109,500 of the stock options he was previously granted.

Further information relating to stock options is as follows:

                                                                    WEIGHTED
                                                       WEIGHTED     AVERAGE
                                        NUMBER         AVERAGE      REMAINING
                                        OF             EXERCISE     CONTRACT
                                        SHARES         PRICE        LIFE (YEARS)
                                        -------------- -----------  ------------

Outstanding options at 12/31/09          600,000       $ 0.70        8.70
Granted                                  -               -           -
Exercised                                -               -           -
Forfeited/expired                        109,500       $ 0.50        8.90
Outstanding options at 6/30/10           490,500       $ 0.75        8.16

Exercisable on 6/30/10                   490,500       $ 0.75        8.16

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at June 30, 2010, as the market price of the Company's common stock was below the weighted-average exercise price of all of the options. Total intrinsic value of options exercised was $0 for the six months ended June 30, 2010, as no options were exercised during this period.

At June 30, 2010, shares available for future stock option grants to employees and directors under the 2008 Stock Option Plan were 480,434.

NOTE 7 - EMPLOYMENT CONTRACTS
-----------------------------

On April 20, 2006, Gregory Laborde and Theodore A. Greenberg signed employment contracts with the Company with annual compensation set at $90,000 for each. Mr. Greenberg has agreed to reduced compensation of $2,000 per month until the Company has raised capital of at least $1,500,000 and to defer a proportionate amount of his compensation if the offering raises less than $3,000,000. Such deferral until the Company has raised additional capital or sufficient income from fees and/or investments is achieved. In lieu of Mr. Laborde's salary, management fees have been paid to a company he is affiliated with. These fees have been in an amount lower than the contractual amount. Mr. Laborde and Mr. Greenberg have agreed to waive all salary amounts due under their contracts which were not paid or accrued by June 30, 2010. In the Statement of Operations Mr. Laborde's full salary of $45,000 for the six month periods ended June 30, 2010 and 2009 is shown as management fees and the amount he has waived is reflected as an offsetting amount.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)

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

As of June 30, 2010, the Company's aggregate unrealized appreciation of securities in which there is an excess of value over tax cost is $42,466.

As of June 30, 2010, the Company's aggregate unrealized depreciation of securities in which there is an excess of tax cost over value is $20,740.

As of June 30, 2010, the Company's net aggregate unrealized appreciation of value over tax cost of all its securities is $21,726.

As of June 30, 2010, the Company's aggregate cost of securities for federal income tax purposes is $159,755.

The Company recognizes deferred income taxes for each category of income. For the six months ended June 30, 2010, the Company had unrealized gains for which deferred income taxes were calculated and deferred income tax benefit of a similar amount was included in net investment income.

The Company is uncertain of future tax benefit of accumulated losses and takes a full reserve against the potential deferred tax benefit beyond offsetting deferred taxes on unrealized gains.

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)



NOTE 9. FINANCIAL HIGHLIGHTS
----------------------------

The following is a schedule of financial highlights for the six months ended June 30, 2010 and the year ended December 31, 2009:


                                                                                      SIX MONTHS  YEAR ENDED
                                                                                       JUNE 30,    DEC 31,
                                                                                         2010        2009
                                                                                      ---------   ----------

Per share information
Net asset value, beginning of period                                                     (0.07)        0.07
                                                                                      ---------   ----------

   Net investment (loss) (1)                                                             (0.00)       (0.06)
   Net realized and unrealized gain (loss) (1)                                            0.01        (0.09)
                                                                                      ---------   ----------

Net(decrease) increase in net assets
   resulting from operations (1)                                                          0.01        (0.15)
Issuance of common stock, warrants
   and other new equity (1)                                                               0.00         0.01
                                                                                      ---------   ----------

Net asset (deficit) value, end of period                                                 (0.06)       (0.07)
                                                                                      =========   ==========

Per share market value, end of period                                                   $ 0.05       $ 0.08

Total Return Based Upon Net Asset Value (3)                                                N/A         -216%

Ratios and Supplemental Data
Net assets (deficit), end of year/period                                              (421,364)    (442,884)
Common shares outstanding at end of year/period                                      6,547,391    6,547,391
Diluted weighted average number of
   shares outstanding during the year/period                                         6,547,391    6,531,811
Ratio of expenses to average net assets (2)(4)                                             -20%        228%
Ratio of net increase (decrease) in net assets
   from operations to average net assets (2)(4)                                            -21%       -879%
Portfolio turnover                                                                           0%          0%
Average Debt Outstanding                                                               279,987     288,786
Average Debt Per Share (1)                                                                0.04        0.04

(1) Calculated based on diluted weighted average number of shares outstanding during the year.
(2) Annualized for interim period
(3) 2010 did not start with positive net assets so cannot compute
(4) Average net assets were low resulting in calculation out of scale

                          INFINITY CAPITAL GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)

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

The Company evaluated events through date of issuance of these financial statements, for consideration as a subsequent event to be included in its June 30, 2010, financial statements herein and found no other events, other than the above.

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

The Board of Directors of the Company recommended, and holders of a majority of the voting power of the Company's outstanding common stock have voted and approved the following two proposals on February 23, 2010:

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

The Company, upon the effectiveness of its Notification of Withdrawal, intends to pursue other business opportunities. The Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will not own or propose to acquire investment securities having a value exceeding 40% of the Company's total assets at any one time.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2009.

The Company recognized $875 in investment income during the three month period ended June 30, 2010. During the three month period ended June 30, 2009, the Company recognized investment income of $553. The increase of $322 was additional interest income.

Total expenses during the three month period ended June 30, 2010 were $14,299 compared to $61,234 during the three month period ended June 30, 2009. The decrease of $46,935 was a result of a decrease of $25,914 in salaries, net of the amount waived, a decrease of $11,626 in management fees, net of the amount waived and a reduction of of $8,002 in general and administrative costs. The reduction in salary and management fees comes from officers waiving all compensation they were entitled to during the quarter. The decrease in general and administrative costs was due to a general reduction in all expenditures by the Company.

During the three month period ended June 30, 2010, the Company had a net investment loss of $14,580 compared to a net investment loss of $82,525 in the three month period ended June 30, 2009. The decreased loss of $67,945 is primary a result of the the $46,935 decrease in expenses and a decrease of $20,688 in the deferred tax provision associated with net investment income which is actual a reduction in prior deferred tax benefit recognized.

During the three month period ended June 30, 2010, the Company had net realized and unrealized losses of $2,244 compared to net realized and unrealized losses of $42,403 during the three month period ended June 30, 2009. The decreased loss of $40,159 was a result of a decrease in the value of the Company's investment in Strategic Environmental and Energy Solutions, net of deferred tax benefit, during the three month period ended June 30, 2009 which did not repeat in the three month period ended June 30, 2010.

During the three month period ended June 30, 2010, the Company had a net decrease in net assets from operations of $16,824 compared to a net decrease in net assets of $124,928 during the three month period ended June 30, 2009. The lower decrease in net assets was a result of the decreased loss in net realized and unrealized gains and the decrease in total expenses, as discussed above. Net assets per share from operations did not change during the three month period ended June 30, 2010 and decreased by $0.02 per share during the three month period ended June 30, 2009.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2009.

The Company recognized $11,771 in investment income during the six month period ended June 30, 2010. During the six month period ended June 30, 2009, the Company recognized investment income of $1,071. The increase of $10,700 was primarily due to settlement of an accrued expense which resulted in $10,000 forgiveness of debt.

Total expenses during the six month period ended June 30, 2010 were $42,460 compared to $137,499 during the six month period ended June 30, 2009. The decrease of $95,039 was a result of a decrease of $62,995 in salaries, net of amount waived, a decrease of $22,730 in management fees, net of amount waived, a decrease in general and administrative expenses of $12,330 and a reduction of expenses of $23,597 due to forfeiture of employee stock options offset by an increase in professional fees of $27,614. The reduction in salary and management fees comes from officers waiving all compensation they were entitled to during the six month period, the decrease in general and administrative costs was due to a general reduction in all expenditures by the Company and the increase in professional fees was mostly legal fees connected to the Company's proposal and preparations to elect out of Business Development Company status and to pursue other business opportunities.

During the six month period ended June 30, 2010, the Company had a net investment loss of $23,302 compared to a net investment loss of $152,443 in the six month period ended June 30, 2009. The decreased loss of $129,141 was a result of the $10,700 increase in investment income, described above, the $95,039 decrease in total expenses, described above and a decrease in provision for income tax of $23,402 resulting from a deferred tax benefit in the six months ended June 30, 2010 and a deferred tax charge in the six months ended June 30, 2010 which is actually an offset to prior deferred tax benefits recognized .

During the six month period ended June 30, 2010, the Company had net realized and unrealized gains, net of deferred taxes of $68,418 compared to net realized and unrealized losses, net of deferred tax benefit of $31,087 during the six month period ended June 30, 2009. The increase of $99,505 was a result of an increase in the value of the company's investment in Strategic Environmental and Energy Solutions during the six month period ended June 30, 2010.

During the six month period ended June 30, 2010, the Company had a net increase in net assets from operations of $45,116 compared to a net decrease in net assets of $183,530 during the six month period ended June 30, 2009. The change in net assets was a result of the inerease in net realized and unrealized gains, an increase in investment income and the decrease in total expenses, as discussed above. Net assets per share from operations increased $0.01 per share during the six month period ended June 30, 2010 and decreased by $0.03 per share during the six month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $12,706 at June 30, 2010 compared to $1,002 at December 31, 2009. At June 30, 2010, current liabilities exceed current assets by $613,860. The Company had $181,481 in non affiliate investments at June 30, 2010. The Company expects to raise capital and/or sell assets to fund working capital for the next twelve months.

The notes payable of the Company decreased from $291,820 as of December 31, 2009 to $268,320 as of June 30, 2010. This decrease was attributable to partial repayment of promissory notes from individuals in the amount of $23,500.

During the six month period ended June 30, 2010, operating activities provided the Company with $35,204. During the six month period ended June 30, 2009, the Company used $68,713 in operating activities. The increase of $103,917 was due to collection of the receivable due the Company from the sale of the Company's shares in NPI08 in December 2009.

During the six month periods ended June 30, 2010 and 2009, the Company did not use or receive funds from investing activities. During the six month period ended June 30, 2010, the Company used $23,500 for financing activities which consisted of payments on promissory notes. During the six month period ended June 30, 2009, the Company received $65,960 from its financing activities which consisted of net proceeds from promissory notes and utilizing stock for partial repayment of a promissory.

NEED FOR ADDITIONAL FINANCING

While the Company had an operating profit during the six month period ended June 30, 2010, the Company had an operating loss during the six month period ended June 30, 2009 and the Company may have operating losses in the future unless adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

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

As required by SEC Rule 15d-15(b) for the quarter ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Our management, with the participation of the Company's President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. Based on this evaluation, our management, concluded that, as of June 30, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

As a result of Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the quarter ended June 30, 2010 we believe that internal control over financial reporting has not been effective and we are in the process of improving controls. We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources. This material weakness can lead to the following:

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Company, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act's section 404(b) external auditor's attestation of internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------


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





                                             INFINITY CAPITAL GROUP, INC.
                                         -----------------------------------
                                                   (Registrant)




Dated: August 12, 2010                   BY: /s/Gregory H. Laborde
                                         -----------------------------------
                                         Gregory H. Laborde,
                                         Principal Executive Officer,
                                         President & Chief Executive Officer



Dated: August 12, 2010                   BY: /s/Theodore A. Greenberg
                                         -----------------------------------
                                         Theodore A. Greenberg,
                                         Principal Accounting Officer,
                                         Chief Financial Officer,
                                         Chief Investment Officer &
                                         Secretary