Form 10-Q
period 2010-09-30
30DC, INC.
filed 2011-08-31
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

         For Quarterly Period Ended September 30, 2010

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                    16-1675285
--------------------------------           -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
            -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
            -------------------------------------------------------
               Registrant's telephone number, including area code

            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes[__]                    No[_x_]

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

As of August 17, 2011 the number of shares outstanding of the registrant's class of common stock was 74,520,248.


                                               TABLE OF CONTENTS



                                                                                                          PAGE
                                                                                                          ----
                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                2

          Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and
          June 30, 2010                                                                                      3

          Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended
          September 30, 2010 and 2009                                                                        4

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
          September 30, 2010 and 2009                                                                        5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         21

Item 4.  Controls and Procedures                                                                            22

                                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  23

Item 1A. Risk Factors                                                                                       23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                        23

Item 3.  Defaults upon Senior Securities                                                                    24

Item 4.  Removed and Reserved                                                                               24

Item 5.  Other Information                                                                                  24

Item 6.  Exhibits                                                                                           24

Signatures                                                                                                  25


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                     30DC, INC. AND SUBSIDIARY
                                                           BALANCE SHEETS


                                                                                             September                 June
                                                                                              30, 2010               30, 2010
                                                                                           ---------------     --------------------
                                                                                             Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                         $       53,118      $            28,405
         Accrued Commissions Receivable                                                            66,642                   66,705
         Deferred Financing Costs                                                                       -                    7,500
         Assets of Discontinued Operations                                                        185,531                        -
                                                                                           ---------------     --------------------

                 Total  Current Assets                                                            305,291                  102,610

Property and Equipment, Net                                                                       112,961                  111,516
Goodwill                                                                                        1,503,860                        -
                                                                                           ---------------     --------------------

                 Total Assets                                                              $    1,922,112      $           214,126
                                                                                           ===============     ====================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                                  $      490,978      $           272,438
         Accrued Expenses and Refunds                                                             466,300                  248,319
         Deferred Revenue                                                                         341,804                  278,118
         Private Placement Subscriptions Received                                                       -                  501,590
         Due to Related Parties                                                                   290,587                  202,380
         Liabilities of Discontinued Operations                                                   412,237                        -
                                                                                           ---------------     --------------------

                 Total Current Liabilities                                                      2,001,906                1,502,845
                                                                                           ---------------     --------------------

                 Total Liabilities                                                              2,001,906                1,502,845
                                                                                           ---------------     --------------------

Stockholders' Deficiency

         Preferred Stock, Par Value $0.0001, 10,000,000 Authorized, -0- Issued                          -                        -
         Common Stock, Par Value $0.0001, 100,000,000 authorized,                                  72,440                   60,984
                 72,439,924 and 60,984,000 issued and outstanding respectively
         Paid in Capital                                                                        2,152,620                        -
         Accumulated Deficiency                                                                (2,208,710)              (1,327,911)
         Accumulated Other Comprehensive Loss                                                     (96,144)                 (21,792)
                                                                                           ---------------     --------------------

                 Total Stockholders' Deficiency                                                   (79,794)              (1,288,719)
                                                                                           ---------------     --------------------

Total Liabilities and Stockholders' Deficiency                                             $    1,922,112      $           214,126
                                                                                           ===============     ====================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                                30DC, INC. AND SUBSIDIARY
                                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             THREE MONTHS ENDED SEPTEMBER 30
                                                        UNAUDITED
                                                                                      2010                   2009
                                                                               -----------------      -----------------
Revenue

         Commissions                                                           $         97,235       $        151,526
         Subscription Revenue                                                           160,661                205,673
         Products and Services                                                            3,632                      -
         Seminars and Mentoring                                                         140,674                 20,607
                                                                               -----------------      -----------------

                     Total Revenue                                                      402,202                377,806

Operating Expenses                                                                    1,338,271                474,166
                                                                               -----------------      -----------------

Operating loss                                                                         (936,069)               (96,360)

Other Expense

         Foreign Currency Loss                                                           (7,052)                (5,611)
                                                                               -----------------      -----------------

                     Total Other Expense                                                 (7,052)                (5,611)
                                                                               -----------------      -----------------

Loss From Continuing Operations                                                        (943,121)              (101,971)

Income From Discontinued Operations                                                       1,800                      -
                                                                               -----------------      -----------------

Net Loss                                                                               (941,321)              (101,971)

Foreign Currency Translation Loss                                                       (74,352)               (19,945)
                                                                               -----------------      -----------------

Comprehensive Loss                                                             $     (1,015,673)      $       (121,916)
                                                                               =================      =================

Weighted Average Common Shares Outstanding
Basic                                                                                62,753,972             60,984,000
Diluted                                                                              62,753,972             60,984,000
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                                                                (0.01)                 (0.00)
     Discontinued Operations                                                               0.00                      -
                                                                               -----------------      -----------------
Net Loss Per Common Share                                                      $          (0.01)      $          (0.00)
                                                                               =================      =================




                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                                      30DC, INC. AND SUBSIDIARY
                                                      STATEMENTS OF CASH FLOWS
                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                              UNAUDITED
                                                                                                      2010                2009
                                                                                                 ---------------     --------------

Cash Flows from Operating Activities:
    Loss From Continuing Operations                                                              $     (943,121)     $    (101,971)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
         Depreciation                                                                                    16,506             13,770
         Equity Based Payments To Non-Employees                                                         546,025                  -

     Changes in Operating Assets and Liabilities
         Accrued Commissions Receivable                                                                   9,955            (83,830)
         Accounts Payable                                                                               (33,500)          (129,298)
         Accrued Expenses and Refunds                                                                   209,490             39,791
         Deferred Revenue                                                                                24,698            (24,586)
         Due to Related Parties                                                                          60,542            194,201
                                                                                                 ---------------     --------------

                     Net Cash Used in Operating Activities                                             (109,405)           (91,923)
                                                                                                 ---------------     --------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                                             (1,806)           (34,336)
         Cash - Acquired In Acquisition                                                                   3,350                  -
                                                                                                 ---------------     --------------

                     Net Cash Provided By (Used) in Investing Activities                                  1,544            (34,336)
                                                                                                 ---------------     --------------

Cash Flows from Financing Activities
         Sale of common stock                                                                           129,400
         Stock Subscriptions Receivable                                                                       -                120
         Deferred Financing Costs                                                                         7,500                  -
         Private Placement Subscriptions Received                                                             -            200,000
                                                                                                 ---------------     --------------

                     Net Cash Provided by Financing Activities                                          136,900            200,120
                                                                                                 ---------------     --------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                                              (350)                 -
                                                                                                 ---------------     --------------

                     Net Cash Used in Discontinued Operations                                              (350)                 -
                                                                                                 ---------------     --------------

Effect of Foreign Exchange Rate Changes on Cash                                                          (3,976)             1,697
                                                                                                 ---------------     --------------

Increase in Cash and Cash Equivalents                                                                    24,713             75,558
Cash and Cash Equivalents - Beginning of Period                                                          28,405             26,415
                                                                                                 ---------------     --------------

Cash and Cash Equivalents - End of Period                                                        $       53,118      $     101,973
                                                                                                 ===============     ==============

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                                  $      501,590



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY
--------------------------------------------------------------------

30DC, Inc., Delaware, ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE. In accordance with the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations", the acquisitions of 30 Day and Immediate were accounted for as transactions between entities under common control, whereby the acquired assets and liabilities of 30 Day and Immediate were recognized in the Financial Statements at their carrying amounts and the acquisitions are reflected in the accompanying Financial Statements for the three months ended September 30, 2009 as if they occurred as of the beginning of the period.

On September 10, 2010, shareholders of 30DC DE exchanged 100% of their 30DC DE shares for 60,984,000 shares of Infinity Capital Group, Inc. ("Infinity"), a publicly traded company which trades over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc. 30DC DE became a wholly owned subsidiary of Infinity Capital Group, Inc. which has subsequently changed its name to 30DC, Inc. ("30DC" and together with its subsidiary "the Company"). After the share exchange, the former shareholders in 30DC DE. held approximately 90% of the outstanding shares in Infinity and the officers of 30DC DE became the officers of Infinity. 30DC DE was the accounting acquirer in the transaction and its historical financial statements will be the historical financial statements of 30DC. Infinity's operations were discontinued and subsequent to the share exchange are accounted for as discontinued operations.

30DC offers internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with more than 90,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online commerce practitioners. Other revenue streams include sales of instructional courses and software tools related to internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's recorded and unrecorded assets consist primarily of property and equipment and internally developed intangible property such as domain names, websites, customer lists, copyrights and goodwill.

The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

The Company had a cash balance of $53,118 at September 30, 2010 and current liabilities exceeded current assets by $1,696,614. Subsequent to September 30, 2010 the Company raised an additional $220,300 in new capital investment and settled approximately $400,000 in liabilities by issuing shares of the Company's common stock and bringing the total amount of expenses and liabilities settled in stock up to approximately $800,000 since the beginning of the Company's fiscal year in July 2010. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the first quarter included significant non-recurring transaction costs. As further discussed in Note 13, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011 or any other period. This Form 10-Q should be read in conjunction with the Audited Financial Statements and accompanying notes to the Financial Statements for the year ended June 30, 2010 included on Form 8K which was filed on June 24, 2011.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending September 30, 2010. For the three months ending September 30, 2009 and for the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

PROPERTY AND EQUIPMENT

Equipment is recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on equipment is computed using the straight-line method. Estimated useful lives of three to ten years are used for equipment, while leasehold improvements are amortized, using the straight line method, over the shorter of either their economic useful lives or the term of the leases.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Infinity which occurred on September 10, 2010. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

LONG LIVED ASSETS

In accordance with ASC 360 "Property Plant and Equipment," the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income consists of cumulative adjustments of foreign currency translation which is further discussed in the foreign currency translation and measurement note.

REVENUE RECOGNITION

The Company generally applies revenue recognition principles in accordance with ASC 605, "Revenue Recognition". Accordingly, revenue is generally recognized when persuasive evidence of an agreement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability is reasonable assured.

The Company generates revenues in five categories, (i) commissions, (ii) seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. All subscription revenue is from monthly online subscriptions for information on internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses. Revenue from products and services is recognized when the customer purchase is made. Deferred revenue consists of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date. Deferred revenue was $341,804 and $278,118 at September 30, 2010 and June 30, 2010 respectively.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

EQUITY-BASED PAYMENTS TO NON-EMPLOYEES

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

The functional currency of the Company's 30 Day Challenge division is the Australian dollar ("AUD"). All other Company operations use the United States dollar as their functional currency. Under ASC 830 "Foreign Currency Matters", functional currency assets and liabilities are translated into the reporting currency, US Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the Statement of Operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Significant estimates in these financial statements are the estimated useful lives used to calculate depreciation of property and equipment and the estimate of the Company's future taxable income used to calculate the Company's deferred tax valuation allowance. The Company evaluates all of its estimates on an on-going basis.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128, "Earnings Per Share.") Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share for the three months ended September 30, 2010 and 2009 excludes potentially dilutive securities consisting of 5,108,410 warrants and 600,000 options at September 30, 2010 because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):
Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. Since this ASU will only change the format of financial statements it is expected that the adoption of this ASU will not have a material effect on a Company's condensed consolidated financial position and results of operations.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3. DISCONTINUED OPERATIONS
-------------------------------

INTRODUCTION

On September 10, 2010, immediately prior to the share exchange with 30DC DE, Infinity withdrew its election to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Infinity historically operated as a non-diversified, closed-end management investment company and prepared its financial statements as required by the 1940 Act. 30DC is no longer actively operating the BDC and the assets, liabilities and results of operations of Infinity's former business are shown as discontinued operations in the Company's financial statements subsequent to the share exchange with 30DC.


Results of Discontinued Operations for the Three Months Ended September 30, 2010

Revenues                                                            $         -
Operating Expenses                                                        1,700
                                                                    ------------
Loss from operations                                                     (1,700)
Unrealized gain on marketable securities                                  3,500
                                                                    ------------

Net Income                                                          $     1,800
                                                                    ============


Assets and Liabilities of Discontinued Operations as of September 30, 2010

                                     Assets
                               ------------------
Marketable securities                                               $   185,531
                                                                    ============
Total assets of discontinued operations                             $   185,531
                                                                    ============

                                   Liabilities
                               ------------------
Accounts payable                                                    $    94,866
Accrued expenses                                                         34,973
Notes payable                                                           139,520
Due to related parties                                                  142,878
                                                                    ------------
Total liabilities of discontinued operations                        $   412,237
                                                                    ============

Notes Payable

Included in liabilities of discontinued operations at September 30, 2010 are $209,906 (including $70,386 of notes payable included in due to related parties) in notes payable plus related accrued interest which are in default for lack of repayment by their due date. For the period subsequent to the share exchange with 30DC DE through September 30, 2010 the Company incurred interest expense on notes payable of $1,490 which is included in the Statement of Operations under discontinued operations.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 4. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

The following unaudited consolidated pro forma information gives effect to the share exchange with Infinity (discussed in Note 1) as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

                                              Three Months Ended     Three Months Ended
                                              September 30, 2010     September 30, 2009
                                                 (Unaudited)             (Unaudited)
                                              -------------------   -------------------

Revenues                                      $        402,202      $         377,804
Operating Expenses                                   1,383,649                505,366
                                              ------------------    -------------------
Loss from Continuing Operations                       (981,447)              (127,562)
Loss from Discontinued Operations                      (25,698)              (409,025)
                                              ------------------    -------------------
Net Loss                                            (1,007,145)              (536,587)
Foreign Currency Translation Loss                      (74,352)               (19,945)
                                              ------------------    -------------------
Comprehensive Loss                                  (1,081,497)              (556,532)
                                              ==================    ===================
Basic and Diluted Loss Per Share                          (.01)                  (.01)
Weighted Average Shares Outstanding - Basic
& Diluted                                           67,806,849             67,531,391


NOTE 5.  PRIVATE PLACEMENT MEMORANDUM
-------------------------------------

In August 2010, 30DC issued a private placement memorandum ("PPM") seeking to raise a maximum of $3,000,000 at a price of 26 cents per unit or 11,538,462 units if the $3,000,000 maximum is raised. Each unit consists of one share of Common Stock of Infinity, a warrant exercisable for 90 days from the date of issuance (subsequently amended to expire March 15, 2011), to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of Common Stock of Infinity for 50 cents. 30DC received $501,590 between July 2009 and June 2010 under a prior PPM for which a closing did not occur and the funds were considered to be interest free loans pending closing. At June 30, 2010, the $501,590 is included as private placement subscriptions received in the liability section of the Balance Sheet. Pursuant to an agreement with the subscribers, the $501,590 became part of the August 2010 PPM. A first closing of the August 2010 PPM was held on September 22, 2010 consisting of the $501,590 received under the prior PPM and $162,500 in new investment funds, less capital raising costs of $33,100 for net proceeds of $630,990 which represents 2,554,205 units consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants.

NOTE 6.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Marillion hold majority interest in the Company's outstanding common stock and Mr. Raine is the beneficial owner of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale, 23V and Raine Ventures are owned 100% by Mr. Raine.

Cash remuneration under Marillion, 23V and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2010 and nothing has been accrued in the September 30, 2010 financial statements, since the bonus was not earned for the fiscal year ending June 30, 2011.

During the term of the agreements, Marillion, Jesselton, 23V and Raine Ventures are prohibited from engaging in any other business activity that competes with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors.

In July 2009, when 30DC acquired 30 Day and Immediate, Messrs. Dale and Carey signed executive services agreements with the Company and Mr. Raine signed a consulting services agreement with the Company. Pursuant to the agreements with Marillion, Jesselton and 23V (effective April 1, 2010 Raine Ventures replaced
23V), the contract for services agreements memorialized the pre existing contractual relationship and formally set the terms and conditions between the parties from July 1, 2009 and all prior understandings and agreements - oral or written were merged therein, including the respective executive services and consulting services agreements. All compensation under the contract for services agreements is identical with the respective executive services and consulting agreements. Where applicable under local law, all payroll and other taxes are the responsibility of Marillion, Jesselton and 23V and they have provided the Company with indemnification of such taxes which under the prior contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the three month period ended September 30, 2010 the bonus for Marillion was $79,643 and total compensation was $142,143 and the bonus for 23V was $-0- and total compensation was $62,500. For the three month period ended September 30, 2009 the bonus for Marillion was $-0- and total compensation was $58,968 and the bonus for Raine Ventures was $23,971 and total compensation was $86,471. Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their contracted amounts.

Jesselton earned $250,000 upon completion of the share exchange between 30DC and Infinity on September 10, 2010. $125,000 of this amount was satisfied by issuance of 480,770 of the Company's common shares. The remaining $125,000 is included in due to related parties in the liability section of the balance sheet. Jesselton also settled $200,000 of contract fees for the fiscal year ending June 30, 2010 for an additional 769,231 common shares of the Company,

Due to related parties also includes $50,000 due to Jesselton under their contract for services agreement and $50,000 due to Theodore A. Greenberg, 30DC's CFO for compensation. Mr. Greenberg has agreed to receive this amount and an additional $50,000 due through December 31, 2010 in common shares of the Company.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 7.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                           September 30, 2010    June 30, 2010
                                           ------------------    -------------
Computer and Audio Visual Equipment        $         391,927     $     339,630
Office equipment and Improvements                     65,191            53,129
                                           ------------------    -------------
                                                     457,118           392,759
Less accumulated depreciation and
  amortization                                      (344,157)         (281,243)
                                           ------------------    -------------
                                           $         112,961     $     111,516
                                           ==================    =============

Depreciation and amortization expense was $16,506 for the three months ended September 30, 2010 and $13,770 for the three months ended September 30, 2009.

Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 8.  INCOME TAXES
---------------------

As of June 30, 2010, 30DC DE had net operating loss carryovers for United States income tax purposes of approximately $806,100, which expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. Additionally, the Company is in the process of filing all its federal returns since 2008 and all its state and local returns for Infinity since 2005. The Company's net operating loss carryovers will only be available to offset any future taxable income once the Company files its federal tax returns. The Company has not provided a tax benefit for the three months ended September 30, 2010 and 2009, as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed.

As a corporation formed in the United States, the Company is subject to the United States corporation income tax on worldwide income. Since majority ownership of the Company's shares are held by Australian residents, the Company is deemed to be an Australian resident corporation and is subject to Australian corporate income tax on worldwide net income which for Infinity was from the time of the share exchange. Corporate income taxes paid to Australia will generally be available as a credit against United States corporation income tax. Prior to the share exchange with Infinity, the Company did not have nexus to any individual state in the United States and accordingly no deferred tax provision has been recognized for state taxes for results of operations prior to September 10, 2010. Australia does not have any state corporation income tax. Future changes in Company operations might impact the geographic mix which could affect the Company's overall effective tax rate.

The Company applies the provisions of ASC 740, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our interim financial statements. ASC 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, amongst other things, classification, accounting for
interest  and  penalties   associated   with  tax   positions,   and  disclosure
requirements.

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended September 30, 2010. We do not currently anticipate

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 9. REVENUE CONCENTRATION
-----------------------------

For the three months ended September 30, 2010 the Company earned revenue from one customer representing approximately 13% of total revenues. For the three months ended September 30, 2009 the Company earned revenue from two customers of approximately 21% and 12%.

NOTE 10. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

Prior to the share exchange with Infinity on September 10, 2010, 30DC DE outstanding common shares were as follows:

                                                                         Shares
                                                                       ---------
Common shares outstanding, July 1, 2009                                1,200,000
Issuance of shares for acquisitions                                    3,420,000
                                                                       ---------
        Common shares outstanding, September 10, 2010                  4,620,000
                                                                       =========

The share exchange ratio was 13.2:1 with 30DC DE shareholders receiving 60,984,000 of Infinity common shares for exchanging their 4,620,000 common shares of 30DC DE. The share exchange resulted in 30DC DE becoming a wholly-owned subsidiary of Infinity but for accounting purposes 30DC was deemed the acquirer. In the financial statements, for comparison purposes, shares outstanding at June 30, 2010 were restated to the 60,984,000 post-exchange amount from the 4,620,000 which were actually outstanding on that date.

In August 2010, 30DC issued the private placement memorandum ("PPM") discussed in Note 5. A first closing was held on September 22, 2010 for which 2,554,205 units were issued consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants.

On September 30, 2010, the Company issued common shares to settle outstanding liabilities and for shares due under services agreements as follows;

Cameron Associates, an investor relations firm, pursuant to a contract signed December 8, 2009 under which Cameron was due 50,000 shares of the Company's common stock which was adjusted to 660,000 shares under the exchange ratio.

Jesselton, Ltd, was issued a total of 1,250,001 common shares of the Company (see Note 6).

Corholdings Pty Ltd., settled $125,000 AUD ($115,525 USD) of the $250,000 AUD ($231,050 USD) fee they were due for advising on the process which resulted in completion of the share exchange for 444,327 common shares of the Company.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


Summary of Common Stock Outstanding;


Prior to the share exchange                                           4,620,000
Exchange Ratio                                                             13.2
                                                           ---------------------

Shares Issued in the Exchange                                        60,984,000
Infinity Outstanding pre Exchange                                     6,547,391
PPM Closing                                                           2,554,205
Cameron Associates                                                      660,000
Jesselton, Ltd.                                                       1,250,001
Corholdings, Pty Ltd.                                                   444,327
                                                           ---------------------

Common Shares Outstanding September 30, 2010                         72,439,924
                                                           =====================

WARRANTS AND OPTIONS

The Company has 600,000 fully vested options outstanding as follows:

404,000 options exercisable at 80 cents per share expiring August 7, 2018

196,000 options exercisable at 50 cents per share expiring January 5, 2019

192,500 of these options are held by Pierce McNally a director of the Company and the balance are held by a former employee and former directors of Infinity.

161,163 warrants (net of forfeitures) are due to Imperial Consulting Network under an agreement signed in June 2010 at an exercise price of $0.0001 per share. Such warrants are yet to be issued.

Pursuant to the PPM discussed in Note 6, a first closing was held on September 22, 2010 under which 2,554,205 warrants at 37 cents per share, expiring December 21, 2010 were issued along with 2,554,205 warrants at 50 cents per share expiring September 22, 2015. The warrants expiring December 21, 2010 were subsequently extended to March 15, 2011 and expired unexercised.

See Note 13 for common stock and warrants issued subsequent to September 30, 2010.

NOTE 11.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

In February 2010, 30DC engaged Prestige Financial Center, Inc. ("Prestige") a registered Broker Dealer to provide investment banking and advisory services to the Company. Upon execution of the contract, the Company paid Prestige a $25,000 nonrefundable due diligence and retainer fee. Under terms of the contract as revised in June 2010, Prestige is due a reverse merger fee of an option to purchase at least 1% of the Company's outstanding common shares at the completion of a reverse merger with a publicly-traded company at an exercise price of $0.001 per share. Other terms include a 10% cash financing fee and warrants equal to 7% for capital raised (as defined under the agreement to exclude certain funding sources) during the term of the agreement along with a 5% acquisition fee for any completed acquisitions which Prestige introduced to the Company. The Prestige agreement had an initial term of six months and was automatically renewable, however the agreement can be canceled at any time after the initial six months. The Company and Prestige entered into a release agreement dated October 28, 2010 under which Prestige will receive 675,314 shares of the Company's restricted common stock and both parties released each other from any other claims.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 12. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                                        Three Months Ended   Three Months Ended
                                                        September 30, 2010   September 30, 2009
                                                        ------------------   ------------------
Related Party Contractor Fees Base Compensation (1)     $         175,000    $         175,000
Related party Contractor Fees Bonus Compensation (1)(2)            79,643               20,439
Officer's Salary                                                   50,000                    -
Independent Contractors                                           168,769              116,150
Transaction Fees (3)                                              670,138                    -
Professional Fees                                                  57,362               46,562
Travel Expenses                                                    54,519               35,483
Other Operating Costs                                              82,840               80,532
                                                        ------------------   ------------------

Total Operating Expenses                                $       1,338,271    $         474,166
                                                        ==================   ==================

-----------------------------------------------------
(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company and 23V and Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development and Jesselton, Ltd. which provides services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.

(2) 30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division (formerly 30 Day) and a bonus to 23V and Raine Ventures based upon the net cash flow of the Company's Immediate Edge division (formerly Immediate) until such time as 30DC had completed a merger or public stock listing which occurred on September 10, 2010.

(3) Transaction fees were incurred upon completion of the 30DC/Infinity share exchange for consulting services which resulted in completion of the share exchange. $250,000 was due to Jesselton, Ltd., $250,000 AUD ($231,050) was due to Corholdings Pty, Ltd. and Prestige was due 675,314 common shares which were valued at $189,088.

NOTE 13.  SUBSEQUENT EVENTS
---------------------------

The August 2010 PPM was extended to March 15, 2011 and in place of the warrant exercisable for 90 days from the date of issuance, all subscribers to the PPM received warrants exercisable through March 15, 2011 at an exercise price of 37 cents per warrant. Subsequent to September 30, 2010, additional PPM closings resulted in $220,300 in new investment funds which represents an additional 847,317 units consisting of 847,317 shares of common stock and 847,317 of each of the two warrants. The March 15, 2011 warrants have expired with none exercised.

In February 2011, Theodore A. Greenberg, CFO of 30DC, agreed to accept 480,770 shares of the Company's common stock as settlement of $125,000 owed to him by the Company.

On August 24, 2011 the Company entered into an agreement to a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding after closing without regards to the

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.25 million USD) by October 31, 2011 or such other that date that the parties shall agree.

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were available to be issued, require potential adjustment to or disclosure in the Company's financial statements.

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

OVERVIEW

30DC DE was incorporated on October 17, 2008 in the state of Delaware and prior to July 15, 2009, 30DC DE had no active business operations. On July 15, 2009, 30DC acquired the business of the "30 Day Challenge" and "Immediate Edge" from two of 30DC's founding shareholders as part of a plan to consolidate their business operations. 30DC DE was created to build and manage international web-based sales and marketing companies. 30 Day Challenge and Immediate Edge are 30DC's two business divisions. 30 Day Challenge offers a free online ecommerce training program and an online education subscription service. In addition, periodic premium live seminars are produced which are intended to target experienced Internet business operators. Immediate Edge is an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the
"Agreement") with 30DC DE, and the Shareholders of 30DC DE. ("30DC DE Shareholders"). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The shareholders of 30DC DE received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Upon closing Messrs. Edward Dale and Clinton Carey were appointed to the Infinity Board of Directors and subsequently Infinity was renamed 30DC, Inc. (Maryland) ("30DC'). Mr. Dale is the President, Chief Executive Officer and a director of 30DC. In addition, he is the manager of the former majority shareholder of 30DC DE, Marillion Partnership. Mr. Carey is the Chief Operating Officer and a director of 30DC DE. Further, Mr. Dale was appointed the Chief Executive Officer of Infinity and Mr. Carey was appointed the Chief Operating Officer of Infinity.

Infinity, as a result of the transaction, became the sole outstanding shareholder of 100% of the outstanding common shares of common stock of 30DC DE. For purposes of accounting, 30DC DE will be considered the accounting acquirer. As of the date of the transaction, Infinity discontinued its historical operations and the business of 30DC DE is now the business of 30DC.

The Company has not filed its quarterly reports for the quarters ended December 31, 2010 and March 31, 2011, respectively. The Company is in the process of preparing such reports for filing.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

Other than the Purchase (as defined in Note 13 to the financial statements), the Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009.

During the three months ended September 30, 2010, 30DC, Inc. recognized revenues of $402,202 from its operations compared to $377,806 during the three months ended September 30, 2009. Revenues of the Company were from the following sources during the three months ended September 30, 2010 compared to September 30, 2009.

                           Three Months Ended Three Months Ended   Increase or
                           September 30, 2010 September 30, 2009    (Decrease)
                           ------------------ ------------------ ---------------
Revenue
  Commissions              $          97,235  $          151,526 $      (54,291)
  Subscription Revenue               160,661             205,673        (45,012)
  Products and Services                3,632                   -          3,632
Seminars and Mentoring               140,674              20,607        120,067
                           ------------------ ------------------ ---------------
   Total Revenues          $         402,202  $          377,806 $       24,396
                           ------------------ ------------------ ---------------

The $54,291 decrease in commissions was a result of a longer duration of the Company's free Challenge program during which time commissions earned are the lowest amount during the year. The Challenge format was revised from four consecutive weeks to a format of four weeks of instruction stretching over a seven week period. The extra time allowed participants to catch up if they were falling behind, to join late and catch up and also more time to start utilizing what they learned before moving on to the next step. These revisions resulted in an increase in completion and traffic generated by the program. Commissions earned were also impacted by the number of new participants each year which was down from 2009 to 2010.

The $45,012 decrease in subscription revenue was due to a net decrease in active subscribers. The active subscriber base is dynamic with new subscriptions and cancellations ongoing. Typically, new subscribers enroll after completing the challenge so the extended period of the Challenge postponed the timing for new subscribers until later in the quarter in 2010 vs. 2009.

The $120,067 increase in seminars and mentoring income is primarily from an increase in the number of customers participating in the mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term.

During the three months ended September 30, 2010, 30DC incurred $1,338,271 in operational expenses compared to $474,166 during the three months ended September 30, 2009. Operational expenses during the three months ended September 30, 2010 and 2009, include the following categories:

                           THREE MONTHS ENDED  THREE MONTHS ENDED   INCREASE OR
                           SEPTEMBER 30, 2010  SEPTEMBER 30, 2009     DECREASE
                           ------------------  ------------------  -------------
Accounting Fees            $          31,306   $          13,408   $     17,898
Paypal Fees                           10,178               9,384            794
Commissions                            5,467               3,060          2,407
Independent Contractors              168,769             116,150         52,619
Depreciation                          16,506              13,768          2,738
Internet Expenses                     14,914              12,500          2,414
Legal Fees                            26,056              33,154         (7,098)
Officer's Salaries                    50,000                   -         50,000
Payroll Taxes                         11,245               3,010          8,235
Related Party Contractors            254,643             195,439         59,204
Telephone                              5,568              10,428         (4,860)
Transaction Fees                     670,138                   -        670,138
Travel & Entertainment                54,519              35,483         19,036
Other Operating Expenses              18,962              28,382         (9,420)
                           ------------------  ------------------  -------------

Total Operating Expenses   $       1,338,271   $         474,166   $    864,105
                           ==================  ==================  =============

The increase of $17,898 in accounting fees was related to audited financial statements for June 30, 2008 and June 30, 2009.

The increase of $52,619 in independent contractors includes $41,375 for investor relations consultants of which $26,375 was equity based compensation and approximately $9,000 increase due to change in exchange rates.

The decrease of $7,098 in legal fees was due to expenditures in the prior period related to the July 15, 2009 acquisitions of 30 Day Challenge and Immediate Edge.

The increase of $50,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for the Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief
Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $59,204 increase includes amounts due under the contracts for services along with a bonus to Marillion based on the net cash flow of the 30 Day Challenge division through the date of the share exchange as approved by the Company's board of directors.

The increase of $670,138 in transaction fees due to consultants advising on the process which resulted in completion of the share exchange including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The increase of $19,036 in travel and entertainment relates mostly to an overseas trip when the principals came from Australia to the United States for meetings with Company advisors related to the Infinity transaction.

During the three months ended September 30, 2010, the Company recognized a net loss from continuing operations of ($943,121) compared to a net loss of ($101,971) during the three months ended September 30, 2009. The increased loss of $839,350 was a result of the $864,105 increase in operational expense shown above offset by the $24,396 increase in revenues during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $53,118 at September 30, 2010 and current liabilities exceed current assets by $1,696,614. Subsequent to September 30, 2010 the Company raised an additional $220,300 in new capital investment and settled approximately $400,000 in liabilities by issuing shares of the Company's common stock and bringing the total amount of expenses and liabilities settled in stock up to approximately $800,000 since the beginning of the Company's fiscal year in July 2010. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the first quarter included significant non-recurring transaction costs. As further discussed in Note 13, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

Included in liabilities of discontinued operations at September 30, 2010 is $209,906 (including $70,386 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the three month period ended September 30, 2010, the Company used $109,407 in operating activities. During the three month period ended September 30, 2009, the Company used $91,926 in operating activities. The increased use of funds of $17,481 was due to an increased operating loss offset by expenses paid or settled with shares of company common stock and accrued but unpaid expenses.

During the three month period ended September 30, 2010, the Company used $1,806 in investing activities. During the three month period ended September 30, 2009, the Company used $34,336 in investing activities. The decrease in investment of $32,531 was due to decrease in the amount of computer and audio visual equipment purchased by the Company.

During the three month period ended September 30, 2010, financing activities provided the Company with $136,900. During the three month period ended September 30, 2009, financing activities provided the Company with $200,120. In each period receipts from the Company's private placement memorandum provided the bulk of these funds with the 2009 period raising a larger sum of capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Company earns the majority of its revenue in United States dollars ("USD") and pays a significant amount of its expense in Australian dollars ("AUD"). Material fluctuations in the exchange rate between USD and AUD may have material impact on the Company's results of operations.

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2010, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     (1) Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

     (2) The Company has installed software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail or entries made in the accounting software.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the three months period ended September 30, 2010 the Company issued the following equity securities;

On September 10, 2010, 60,984,000 shares of common stock were issued for the 4,620,000 shares of 30 DC, Inc. in a transaction whereby 30DC, Inc. became a wholly-owned subsidiary of the Company.

On September 30, 2010, the Company issued common shares to settle some outstanding liabilities and for shares owed under services agreements as follows:

                  Cameron Associates, an investor relations firm pursuant to a contract signed December 8, 2009 under which Cameron was due 50,000 shares of the Company's common stock which adjusted to 660,000 shares under the exchange ratio,

                  Jesselton, Ltd., a consulting firm which Mr. Clinton Carey, Chief Operating Officer of 30DC is associated with, settled $125,000 of the $250,000 fee they were due for advising on the process which resulted in completion of the share exchange and $200,000 on contract fees for the fiscal year ending June 30, 2010 for a total of 1,250,001 common shares of the Company,

                  Corholdings Pty Ltd., settled $125,000 AUD ($115,525 USD) of the $250,000 AUD ($231,050 USD) fee they were due for advising on the process which resulted in completion of the share exchange for 444,327 common shares of the Company.

EXEMPTION FROM REGISTRATION CLAIMED

ALL OF THE ABOVE SALES BY THE COMPANY OF ITS UNREGISTERED SECURITIES WERE MADE BY THE COMPANY IN RELIANCE UPON SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"). ALL OF THE INDIVIDUALS AND/OR ENTITIES THAT PURCHASED THE UNREGISTERED SECURITIES WERE KNOWN TO THE COMPANY AND ITS MANAGEMENT, THROUGH PRE-EXISTING BUSINESS RELATIONSHIPS. ALL PURCHASERS WERE PROVIDED ACCESS TO ALL MATERIAL INFORMATION, WHICH THEY REQUESTED, AND ALL INFORMATION NECESSARY TO VERIFY SUCH INFORMATION AND WERE AFFORDED ACCESS TO MANAGEMENT OF THE COMPANY IN CONNECTION WITH THEIR PURCHASES. ALL PURCHASERS OF THE UNREGISTERED SECURITIES ACQUIRED SUCH SECURITIES FOR INVESTMENT AND NOT WITH A VIEW TOWARD DISTRIBUTION, ACKNOWLEDGING SUCH INTENT TO THE COMPANY. ALL CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES THAT WERE ISSUED CONTAINED RESTRICTIVE LEGENDS, PROHIBITING FURTHER TRANSFER OF THE CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES, WITHOUT SUCH SECURITIES EITHER BEING FIRST

REGISTERED OR OTHERWISE EXEMPT FROM REGISTRATION IN ANY FURTHER RESALE OR DISPOSITION.

On September 22, 2010, 2,554,205 shares of common stock were issued for the first closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 2,554,205 warrants to purchase the Company's stock at 50 cents per share which expire September 22, 2015 and 2,554,205 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

EXEMPTION FROM REGISTRATION CLAIMED

ALL OF THE ABOVE SALES BY THE COMPANY OF ITS UNREGISTERED SECURITIES WERE MADE BY THE COMPANY IN RELIANCE UPON RULE 506 OF REGULATION D OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"). ALL OF THE INDIVIDUALS AND/OR ENTITIES THAT PURCHASED THE UNREGISTERED SECURITIES WERE PRIMARILY EXISTING SHAREHOLDERS, KNOWN TO THE COMPANY AND ITS MANAGEMENT, THROUGH PRE-EXISTING BUSINESS RELATIONSHIPS, AS LONG STANDING BUSINESS ASSOCIATES. ALL PURCHASERS WERE PROVIDED ACCESS TO ALL MATERIAL INFORMATION, WHICH THEY REQUESTED, AND ALL INFORMATION NECESSARY TO VERIFY SUCH INFORMATION AND WERE AFFORDED ACCESS TO MANAGEMENT OF THE COMPANY IN CONNECTION WITH THEIR PURCHASES. ALL PURCHASERS OF THE UNREGISTERED SECURITIES ACQUIRED SUCH SECURITIES FOR INVESTMENT AND NOT WITH A VIEW TOWARD DISTRIBUTION, ACKNOWLEDGING SUCH INTENT TO THE COMPANY. ALL CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES THAT WERE ISSUED CONTAINED RESTRICTIVE LEGENDS, PROHIBITING FURTHER TRANSFER OF THE CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES, WITHOUT SUCH SECURITIES EITHER BEING FIRST REGISTERED OR OTHERWISE EXEMPT FROM REGISTRATION IN ANY FURTHER RESALE OR DISPOSITION.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at September 30, 2010 is $209,906 (including $70,386 due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                   30DC, INC.
                                 --------------
                                   Registrant

Dated: August 30, 2011                          By: /s/ Edward Dale
                                                --------------------------------
                                                Edward Dale
                                                Principal Executive Officer
                                                Chief Executive Officer
                                                President


Dated: August 30, 2011                          By: /s/ Theodore A. Greenberg
                                                --------------------------------
                                                Theodore A. Greenberg,
                                                Principal Accounting Officer
                                                Chief Financial Officer