Form 10-Q
period 2010-12-31
30DC, INC.
filed 2011-09-20
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

        For Quarterly Period Ended December 31, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     16-1675285
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
            ---------------------------------------------------------
               Registrant's telephone number, including area code


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of August 31, 2011 the number of shares outstanding of the registrant's class of common stock was 74,520,248.


                                                   TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                       2

         Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and
         June 30, 2010                                                                                             3

         Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended
         and Six Months Ended December 31, 2010 and 2009                                                           4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
         December 31, 2010 and 2009                                                                                5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      18

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                 24

Item 4. Controls and Procedures                                                                                    24

                                              PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                          26

Item 1A.  Risk Factors                                                                                             26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                26

Item 3. Defaults upon Senior Securities                                                                            27

Item 4. Removed and Reserved                                                                                       27

Item 5. Other Information                                                                                          27

Item 6. Exhibits                                                                                                   27

Signatures                                                                                                         28



                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                      30DC, INC. AND SUBSIDIARY
                                                Condensed Consolidated Balance Sheets


                                                                                              December                June
                                                                                              31, 2010              30, 2010
                                                                                           ---------------     --------------------
                                                                                             Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                         $       47,950      $            28,405
         Accrued Commissions Receivable                                                            43,768                   66,705
         Deferred Financing Costs                                                                       -                    7,500
         Assets of Discontinued Operations                                                        189,281                        -
                                                                                           ---------------     --------------------

                 Total  Current Assets                                                            280,999                  102,610

Property and Equipment, Net                                                                       104,028                  111,516
Goodwill                                                                                        1,503,860                        -
                                                                                           ---------------     --------------------

                 Total Assets                                                              $    1,888,887      $           214,126
                                                                                           ===============     ====================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                                   $     587,140      $           272,438
         Accrued Expenses and Refunds                                                             312,243                  248,319
         Deferred Revenue                                                                         216,110                  278,118
         Private Placement Subscriptions Received                                                       -                  501,590
         Due to Related Parties                                                                   305,791                  202,380
         Liabilities of Discontinued Operations                                                   397,591                        -
                                                                                           ---------------     --------------------

                 Total Current Liabilities                                                      1,818,875                1,502,845
                                                                                           ---------------     --------------------

                 Total Liabilities                                                              1,818,875                1,502,845
                                                                                           ---------------     --------------------

Stockholders' Equity (Deficiency)

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                           -                        -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                 73,653,706 and 60,984,000 issued and outstanding respectively                     73,654                   60,984
         Paid in Capital                                                                        2,473,045                        -
         Accumulated Deficiency                                                                (2,355,479)              (1,327,911)
         Accumulated Other Comprehensive Loss                                                    (121,208)                 (21,792)
                                                                                           ---------------     --------------------

                 Total Stockholders' Equity (Deficiency)                                           70,012               (1,288,719)
                                                                                           ---------------     --------------------

Total Liabilities and Stockholders' Equity (Deficiency)                                    $    1,888,887      $           214,126
                                                                                           ===============     ====================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                                      30DC, INC. AND SUBSIDIARY
                               Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                              Unaudited


                                                           For the Three Months Ended                For the Six Months Ended
                                                                  December 31,                             December 31,
                                                             2010              2009                  2010                   2009
                                                        ---------------   ----------------     -----------------     ------------

Revenue

         Commissions                                    $     153,438     $      237,130       $       250,673       $   388,655
         Subscription Revenue                                 164,772            213,014               325,433           418,687
         Products and Services                                 69,889              4,525                73,521             4,525
         Seminars and Mentoring                               180,256             59,719               320,930            80,327
                                                        ---------------   ----------------     -----------------     ------------

                     Total Revenue                            568,355            514,388               970,557           892,194

Operating Expenses                                            706,879            705,298             2,045,150         1,179,463
                                                        ---------------   ----------------     -----------------     ------------

Operating Loss                                               (138,524)          (190,910)           (1,074,593)         (287,269)

Other Income (Expense)

         Foreign Currency Loss                                 (6,460)           (19,715)              (13,512)          (25,327)
         Gain on Sale of Assets                                     -              4,092                     -             4,092
                                                        ---------------   ----------------     -----------------     ------------

                     Total Other Income (Expense)              (6,460)           (15,623)              (13,512)          (21,235)
                                                        ---------------   ----------------     -----------------     ------------

Loss From Continuing Operations                              (144,984)          (206,533)           (1,088,105)         (308,504)

Income(Loss) From Discontinued Operations                      (1,785)                 -                    15                 -
                                                        ---------------   ----------------     -----------------     ------------

Net Loss                                                     (146,769)          (206,533)           (1,088,090)         (308,504)

Foreign Currency Translation Loss                             (25,064)            (4,088)              (99,416)          (24,033)
                                                        ---------------   ----------------     -----------------     ------------

Comprehensive Loss                                      $    (171,833)    $     (210,621)      $    (1,187,506)      $  (332,537)
                                                        ===============   ================     =================     ============

 Weighted Average Common Shares Outstanding
Basic                                                      73,068,388         60,984,000            67,911,180        60,984,000
Diluted                                                    73,068,388         60,984,000            67,911,180        60,984,000
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                              $       (0.00)    $        (0.00)      $         (0.02)      $     (0.01)
     Discontinued Operations                                    (0.00)                 -                  0.00                 -
                                                        ---------------   ----------------     -----------------     ------------
Net Loss Per Common Share                               $       (0.00)    $        (0.00)      $         (0.02)      $     (0.01)
                                                        ===============   ================     =================     ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                              30DC, INC. AND SUBSIDIARY
                                   Condensed Consolidated Statements of Cash Flows
                                            Six Months Ended December 31
                                                      Unaudited
                                                                                         2010               2009
                                                                                  ----------------    -------------
Cash Flows from Operating Activities:
    Loss From Continuing Operations                                               $    (1,088,105)    $   (308,504)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
         Depreciation and Amortization                                                     34,650           29,235
         Equity Based Payments To Non-Employees                                           455,988                -
         Gain on Sale of Property and Equipment                                                 -           (4,092)

     Changes in Operating Assets and Liabilities
         Accrued Commissions Receivable                                                    37,228          (39,513)
         Accounts Payable                                                                  37,850         (190,728)
         Accrued Expenses and Refunds                                                     130,782          118,572
         Deferred Revenue                                                                (118,335)          35,357
         Due to Related Parties                                                           279,078          102,380
                                                                                  ----------------     ------------

                     Net Cash Used in Operating Activities                               (230,864)        (257,293)
                                                                                  ----------------     ------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                               (5,008)         (79,094)
         Proceeds From Sale of Property and Equipment                                           -           24,280
         Cash - Acquired In Acquisition of Infinity                                         3,350                -
                                                                                  ----------------     ------------

                     Net Cash Used in Investing Activitities                               (1,658)         (54,814)
                                                                                  ----------------     ------------

Cash Flows from Financing Activities
         Sale of common stock                                                             261,950
         Stock Subscriptions Receivable                                                         -              120
         Deferred Financing Costs                                                           7,500                -
         Private Placement Subscriptions Received                                               -          325,000
                                                                                  ----------------     ------------

                     Net Cash Provided by Financing Activities                            269,450          325,120
                                                                                  ----------------     ------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                             (20,531)               -
                                                                                  ----------------     ------------

                     Net Cash Used in Discontinued Operations                             (20,531)               -
                                                                                  ----------------     ------------

Effect of Foreign Exchange Rate Changes on Cash                                             3,148            1,708
                                                                                  ----------------     ------------

Increase in Cash and Cash Equivalents                                                      19,545           14,721
Cash and Cash Equivalents - Beginning of Period                                            28,405           26,415
                                                                                  ----------------     ------------

Cash and Cash Equivalents - End of Period                                         $        47,950      $    41,136
                                                                                  ================     ============

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                   $       501,590      $         -

Common Stock Issued to Settle Liabilities                                         $       279,125      $         -



          The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      -5-

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

30DC, Inc., Delaware, ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC DE and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE. In accordance with the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations", the acquisitions of 30 Day and Immediate were accounted for as transactions between entities under common control, whereby the acquired assets and liabilities of 30 Day and Immediate were recognized in the financial statements at their carrying amounts and the acquisitions are reflected in the accompanying financial statements for the three and six months ended December 31, 2009 as if they occurred as of the beginning of the period.

On September 10, 2010, shareholders of 30DC DE exchanged 100% of their 30DC DE shares for 60,984,000 shares of Infinity Capital Group, Inc. ("Infinity"), a publicly traded company which trades over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc 30DC DE became a wholly owned subsidiary of Infinity Capital Group, Inc. which has subsequently changed its name to 30DC, Inc. ("30DC" and together with its subsidiary "the Company"). After the share exchange, the former shareholders in 30DC DE. held approximately 90% of the outstanding shares in Infinity and the officers of 30DC DE became the officers of Infinity. 30DC DE was the accounting acquirer in the transaction and its historical financial statements will be the historical financial statements of 30DC. Infinity's operations were discontinued and subsequent to the share exchange are accounted for as discontinued operations.

30DC offers internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with approximately 90,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online commerce practitioners. Other revenue streams include sales of instructional courses and software tools related to internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's recorded and unrecorded assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists, and copyrights.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

The Company had a cash balance of $47,950 at December 31, 2010 and current liabilities exceeded current assets by $1,537,876. Subsequent to December 31, 2010 the Company raised an additional $80,300 in new capital investment and settled $145,000 in liabilities by issuing shares of the Company's common stock and bringing the total amount of expenses and liabilities settled in stock up to approximately $850,000 since the beginning of the Company's fiscal year in July 2010. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current fiscal year included significant non-recurring transaction costs. As further discussed in note 12, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011 or any other period. This Form 10-Q should be read in conjunction with the Audited Financial Statements and accompanying notes to the Audited Financial Statements for the year ended June 30, 2010 included on Form 8K which was filed on June 24, 2011.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending December 31, 2010. For the six months ending December 31, 2009 and for the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Infinity which occurred on September 10, 2010. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of cumulative adjustments of foreign currency translation which is further discussed in the foreign currency translation and measurement below.

REVENUE RECOGNITION

The Company generally applies revenue recognition principles in accordance with ASC 605, "Revenue Recognition". Accordingly, revenue is generally recognized when persuasive evidence of an agreement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability is reasonable assured.

The Company generates revenues in four categories, (i) commissions, (ii) seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. All subscription revenue is from monthly online subscriptions for information on internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their internet marketing businesses. Revenue from products and services is recognized when the customer purchase is made and the course or tool is available to the customer. Deferred revenue consists of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

The functional currency of the Company's 30 Day Challenge division is the Australian dollar ("AUD"). All other Company operations use the United States dollar ("US Dollar") as their functional currency. Under ASC 830 "Foreign Currency Matters", functional currency assets and liabilities are translated into the reporting currency, US Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the Statement of Operations.

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

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128, "Earnings Per Share.") Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share for the three and six months ended December 31, 2010 and 2009 excludes potentially dilutive securities consisting of 6,185,346 warrants and 600,000 options at December 31, 2010 because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

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


Results of Discontinued Operations for the:

                                        Six Months Ended      Three Months Ended
                                        December 31, 2010     December 31, 2010
                                        -----------------     ------------------
Revenues                                $               -     $              -
Operating Expenses                                  7,235                5,535
                                        -----------------     ------------------
Loss from operations                               (7,235)              (5,535)
Unrealized gain on marketable                       7,250                3,750
securities                              -----------------     ------------------

Net Income (Loss)                       $              15     $         (1,785)
                                        =================     ==================


Assets and Liabilities of Discontinued Operations as of December 31, 2010

                                     Assets
                               ------------------
Marketable securities                                 $      189,281
                                                      ===============
Total assets of discontinued operations               $      189,281
                                                      ===============

                                   Liabilities
                               ------------------
Accounts payable                                      $       93,322
Accrued expenses                                              39,861
Notes payable                                                139,520
Due to related parties                                       124,888
                                                      ---------------
Total liabilities of discontinued operations          $      397,591
                                                      ===============

Notes Payable

Included in liabilities of discontinued operations at December 31, 2010 are $192,612 (including $53,092 of notes payable included in due to related parties) in notes payable plus related accrued interest of which are in default for lack of repayment by their due date. For the period subsequent to the share exchange with 30DC DE through December 31, 2010 the Company incurred interest expense on notes payable of $6,378 which is included in the Statement of Operations under income (loss) from discontinued operations.

NOTE 4. PRO FORMA FINANCIAL INFORMATION

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

                                            Six Months Ended   Six Months Ended
                                            December 31, 2010  December 31, 2009
                                               (Unaudited)        (Unaudited)
                                             ----------------  ----------------

Revenues                                     $       970,557   $       892,193
Operating Expenses                                 2,097,198         1,240,372
                                             ----------------  ----------------
Loss from Continuing Operations                  (1,126,641)         (348,179)
Loss from Discontinued Operations                   (27,274)         (704,263)
                                             ----------------  ----------------
Net Loss                                         (1,153,915)       (1,052,442)
Foreign Currency Translation Loss                   (99,416)          (24,033)
                                             ----------------  ----------------
Comprehensive Loss                           $   (1,253,331)   $   (1,076,475)
                                             ================  ================
Basic and Diluted Loss Per Share             $         (.02)   $         (.02)
Weighted Average Shares Outstanding - Basic
& Diluted                                         70,437,619        67,531,391


                                                          Three Months Ended
                                                           December 31, 2009
                                                             (Unaudited)
                                                           ----------------

Revenues                                                   $       514,387
Operating Expenses                                                 735,006
                                                           ----------------
Loss from Continuing Operations                                  (220,619)
Loss from Discontinued Operations                                (295,238)
                                                           ----------------
Net Loss                                                         (515,857)
Foreign Currency Translation Loss                                  (4,088)
                                                           ----------------
Comprehensive Loss                                         $     (519,945)
                                                           ================
Basic and Diluted Loss Per Share                           $         (.01)
Weighted Average Shares Outstanding - Basic & Diluted          67,531,391



NOTE 5.  PRIVATE PLACEMENT MEMORANDUM

In August 2010, 30DC issued a private placement memorandum ("PPM") seeking to raise a maximum of $3,000,000 at a price of 26 cents per unit or 11,538,462 units if the $3,000,000 maximum is raised. Each unit consists of one share of Common Stock of Infinity, a warrant exercisable for 90 days from the date of issuance (subsequently amended to expire March 15, 2011), to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

Common Stock of Infinity for 50 cents. 30DC received $501,590 between July 2009 and June 2010 under a prior PPM for which a closing did not occur and the funds were considered to be interest free loans pending closing. At June 30, 2010, the $501,590 is included as private placement subscriptions received in the liability section of the Balance Sheet. Pursuant to an agreement with the subscribers, the $501,590 became part of the August 2010 PPM. A first closing of the August 2010 PPM was held on September 22, 2010 consisting of the $501,590 received under the prior PPM and $162,500 in new investment funds, less capital raising costs of $33,100 for net proceeds of $630,990 which represents 2,554,205 units consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Second and third closings were held in November and December 2010 which raised total additional net proceeds of $132,500.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Marillion hold majority interest in the Company's outstanding common stock and Mr. Raine is the beneficial owner of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine.

Cash remuneration under Marillion, 23V and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2010 and nothing has been accrued in the December 31, 2010 financial statements, since the bonus was not earned for the fiscal year ending June 30, 2011.

During the term of the agreements, Marillion, Jesselton, 23V and Raine Ventures are prohibited from engaging in any other business activity that competes with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors.

In July, 2009 when 30DC acquired 30 Day and Immediate, Messrs. Dale and Carey signed executive services agreements with the Company and Mr. Raine signed a consulting services agreement with the Company. Pursuant to the agreements with Marillion, Jesselton and 23V (effective April 1, 2010 Raine Ventures replaced
23V), the contract for services agreements memorialized the pre existing contractual relationship and formally set the terms and conditions between the parties from July 1, 2009 and all prior understandings and agreements - oral or written were merged therein, including the respective executive services and consulting services agreements. All compensation under the contract for services agreements is identical with the respective executive services and consulting agreements. Where applicable under local law, all payroll and other taxes are the responsibility of Marillion, Jesselton and 23V and they have provided the Company with indemnification of such taxes which under the prior contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing,

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

which occurred on September 10, 2010. For the six month period ended December 31, 2010 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $208,673 and the bonus for Raine Ventures was $-0- and total compensation was $125,000. For the six month period ended December 31, 2009 the bonus for Marillion was $40,007 and total compensation was $165,007 and the bonus for 23V was $116,929 and total compensation was $241,929. For the three month period ended December 31, 2010 total compensation earned by Marillion was $66,529 and total compensation earned by Raine Ventures was $62,500, Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their contracted amounts and bonuses based upon net cash flow are no longer applicable. For the three month period ended December 31, 2009 the bonus for Marillion was $40,007 and total compensation was $106,039 and the bonus for 23V was $92,958 and total compensation was $155,458.

Jesselton earned $250,000 upon completion of the share exchange between 30DC and Infinity on September 10, 2010. $125,000 of this amount was satisfied by issuance of 480,770 of the Company's common shares. The remaining $125,000 is included in due to related parties in the liability section of the balance sheet. Jesselton also settled $200,000 of contract fees for the fiscal year ending June 30, 2010 for an additional 769,231 common shares of the Company,

Due to related parties also includes $100,000 due to Jesselton under their contract for services agreement and $100,000 due to Theodore A. Greenberg, 30DC's CFO for compensation. Mr. Greenberg has agreed to receive this amount in common shares of the Company.

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               December 31, 2010  June 30, 2010
                                               -----------------  -------------
Computer and Audio Visual Equipment            $         417,806  $     339,630
Office equipment and Improvements                         68,695         53,129
                                               -----------------  -------------
                                                         486,501        392,759
Less accumulated depreciation and amortization          (382,473)      (281,243)
                                               -----------------  -------------
                                               $         104,028  $     111,516
                                               =================  =============

Depreciation  and  amortization  expense was  $34,650  for the six months  ended
December 31, 2010 and $29,235 for the six months ended December 31, 2009. Depreciation and amortization expense was $18,144 for the three months ended December 31, 2010 and $15,467 for the three months ended December 31, 2009.


Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 8.  INCOME TAXES

As of June 30, 2010, 30DC DE had net operating loss carryovers for United States income tax purposes of approximately $806,100, which expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all federal tax returns and is in the process of filing its state and local returns for Infinity since 2005. The Company's net operating loss carryovers will only be available to offset any future taxable income once the Company files its federal tax returns. The Company has not provided for a tax benefit since it is not more likely than not that such benefit will be realized. All unfiled income tax

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed.

As a corporation formed in the United States, the Company is subject to the United States corporation income tax on worldwide income. Since majority ownership of the Company's shares are held by Australian residents, the Company is deemed to be an Australian resident corporation and is subject to Australian corporate income tax on worldwide net income which for Infinity was from the time of the share exchange discussed in Note 1. Corporate income taxes paid to Australia will generally be available as a credit against United States corporation income tax. Prior to the share exchange with Infinity, the Company did not have nexus to any individual state in the United States and accordingly no deferred tax provision has been recognized for state taxes for results of operations prior to September 10, 2010. Australia does not have any state corporation income tax. Future changes in Company operations might impact the geographic mix which could affect the Company's overall effective tax rate.

The Company applies the provisions of ASC 740, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the interim financial statements. ASC 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, amongst other things, classification, accounting for
interest  and  penalties   associated   with  tax   positions,   and  disclosure
requirements.

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended December 31, 2010. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 9.  REVENUE CONCENTRATION

For the six months ended December 31, 2009 the Company earned revenue from two customers of approximately 15% and 11%. For the three months ended December 31, 2009 the Company earned revenue from two customers of approximately 16% and 13%. No customers exceeded 10% of revenue in the three and six month periods ending December 31, 2010.

NOTE 10. STOCKHOLDERS' EQUITY

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

In August 2010, 30DC issued the private placement memorandum ("PPM") discussed in note 5. A first closing was held on September 22, 2010 for which 2,554,205 units were issued consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Subsequent closings were held in November and December 2010 for which 538,468 units were issued consisting of 538,468 shares of common stock and 538,468 of each of the two warrants.

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

Corholdings Pty Ltd., settled $125,000 AUD ($115,025 USD) of the $250,000 AUD ($231,050 USD) fee they were due for advising on the process which resulted in completion of the share exchange for 444,327 common shares of the Company.

In February 2010, 30DC engaged Prestige Financial Center, Inc. ("Prestige") a registered Broker Dealer to provide investment banking and advisory services to the Company pursuant to which Prestige had the opportunity to earn fees for various services. Under terms of the contract as revised in June 2010, Prestige is due a reverse merger fee of an option to purchase at least 1% of the Company's outstanding common shares at the completion of a reverse merger with a publicly-traded company at an exercise price of $0.001 per share. The Company entered into a release agreement dated October 28, 2010 with Prestige under which Prestige was issued 675,314 shares of the Company's restricted common stock and both parties released each other from any other claims.

Summary of Common Stock Outstanding;


Prior to the share exchange                                  4,620,000
Exchange Ratio                                                    13.2
                                                  ---------------------

Shares Issued in the Exchange                               60,984,000
Infinity Outstanding pre Exchange                            6,547,391
PPM Closing September 2010                                   2,554,205
PPM Closings November and December 2010                        538,468
Cameron Associates                                             660,000
Jesselton, Ltd.                                              1,250,001
Corholdings, Pty Ltd.                                          444,327
Prestige Financial Center, Inc.                                675,314
                                                  ---------------------

Common Shares Outstanding December 31, 2010                 73,653,706
                                                  =====================

WARRANTS AND OPTIONS

The Company has 600,000 fully vested options outstanding as follows:

404,000 options exercisable at 80 cents per share expiring August 7, 2018

196,000 options exercisable at 50 cents per share expiring January 5, 2019

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

192,500 of these options are held by Pierce McNally a director of the Company and the balance are held by a former employee and former directors of Infinity.

161,163 warrants (net of forfeitures) are due to Imperial Consulting Network under an agreement signed in June 2010 at an exercise price of $0.0001 per share. Such warrants are yet to be issued.

Pursuant to the PPM discussed in Note 5, a first closing was held on September 22, 2010 under which 2,554,205 warrants at 37 cents per share, expiring December 21, 2010 were issued along with 2,554,205 warrants at 50 cents per share expiring September 22, 2015. The warrants expiring December 21, 2010 were subsequently extended to March 15, 2011. In November and December 2010, an additional 538,468 of 37 cent warrants expiring March 15, 2011 were issued and 538,468 of the 50 cent warrants with an expiration five years from the date of investment were issued. All of the warrants expiring March 15, 2011 expired unexercised.

See Note 12 for common stock and warrants issued subsequent to December 31, 2010.

NOTE 11. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

                                                           Six Months Ended        Six Months Ended
                                                           December 31, 2010      December 31, 2009
                                                           -----------------      -----------------
Related Party Contractor Fees Base Compensation (1)        $        354,029       $        350,000
Related party Contractor Fees Bonus Compensation (1)(2)              79,643                156,937
Officer's Salary                                                    100,000                      -
Independent Contractors                                             310,555                210,244
Transaction Fees (3)                                                670,138                      -
Professional Fees                                                   231,528                151,187
Travel Expenses                                                      99,167                140,284
Other Operating Costs                                               200,090                170,811
                                                           -----------------      -----------------

Total Operating Expenses                                   $      2,045,150       $      1,179,463
                                                           =================      =================
-----------------------------------------------------

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

                                                         Three Months Ended    Three Months Ended
                                                          December 31, 2010     December 31, 2009
                                                         ------------------    ------------------
Related Party Contractor Fees Base Compensation (1)      $         179,029     $         175,000
Related party Contractor Fees Bonus Compensation (1)(2)                  -               136,498
Officer's Salary                                                    50,000                     -
Independent Contractors                                            141,786                94,094
Professional Fees                                                  174,166               104,626
Travel Expenses                                                     44,648               104,801
Other Operating Costs                                              117,250                90,279
                                                         ------------------    ------------------

Total Operating Expenses                                 $         706,879     $         705,298
                                                         ==================    ==================

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

NOTE 12.  SUBSEQUENT EVENTS

The August 2010 PPM was extended to March 15, 2011 on December 15, 2010 and in place of the warrant exercisable for 90 days from the date of issuance, all subscribers to the PPM received warrants exercisable through March 15, 2011 at an exercise price of 37 cents per warrant. Subsequent to December 31, 2010, additional PPM closings resulted in $80,300 in new investment funds which represents an additional 308,849 units consisting of 308,849 shares of common stock and 308,849 of each of the two warrants. The March 15, 2011 warrants have expired with none exercised.

In February 2011, Theodore A. Greenberg, CFO of 30DC, agreed to accept 480,770 shares of the Company's common stock as settlement of $125,000 owed to him by the Company.

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding shares after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities, as defined and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.32 million USD) by October 31, 2011 or such other that date that the parties shall agree.

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

OVERVIEW

30DC Inc. (Delaware) ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware and prior to July 15, 2009, 30DC DE had no active business operations. On July 15, 2009, 30DC DE acquired the business of the "30 Day Challenge" and "Immediate Edge" from two of 30DC DE's founding shareholders as part of a plan to consolidate their business operations. 30DC DE was created to build and manage international web-based sales and marketing companies. 30 Day Challenge and Immediate Edge are 30DC DE's two business divisions. 30 Day
Challenge offers a free online ecommerce training program and an online education subscription service. In addition, periodic premium live seminars are produced which are intended to target experienced Internet business operators. Immediate Edge is an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the
"Agreement") with 30DC DE, and the Shareholders of 30DC DE. ("30DC DE Shareholders"). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The shareholders of 30DC DE received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Upon closing Messrs. Edward Dale and Clinton Carey were appointed to the Infinity Board of Directors and subsequently Infinity was renamed 30DC, Inc. (Maryland) ("30DC"). Mr. Dale is the President, Chief Executive Officer and a director of 30DC. In addition, he is the manager of the former majority shareholder of 30DC DE, Marillion Partnership. Mr. Carey is the Chief Operating Officer and a director of 30DC DE. Further, Mr. Dale was appointed the Chief Executive Officer of Infinity and Mr. Carey was appointed the Chief Operating Officer of Infinity.

Infinity, as a result of the transaction, became the sole outstanding shareholder of 100% of the outstanding common stock of 30DC DE. For purposes of accounting, 30DC DE was be considered the accounting acquirer. As of the date of the transaction, Infinity discontinued its historical operations and the business of 30DC DE is now the business of 30DC.

On August 24, 2011 the Company entered into an agreement to a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.32 million USD) by October 31, 2011 or such other that date that the parties shall agree.

The Company has not filed its quarterly report for the quarter ended March 31, 2011. The Company is in the process of preparing such report for filing.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

Other than the Purchase, the Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2009.

During the three months ended December 31, 2010, 30DC, Inc. recognized revenues of $568,355 from its operations compared to $514,388 during the three months ended December 31, 2009. Revenues of the Company were from the following sources during the three months ended December 31, 2010 compared to December 31, 2009.

                           Three Months Ended Three Months Ended  Increase or
                           December 31, 2010   December 31, 2009  (Decrease)
                          ------------------- ------------------- ------------
Revenue
  Commissions             $          153,438  $          237,130  $  ( 83,692)
  Subscription Revenue               164,772             213,014      (48,242)
  Products and Services               69,889               4,525       65,364
Seminars and Mentoring               180,256              59,719      120,537
                          ------------------- ------------------- ------------
   Total Revenues         $          568,355  $          514,388  $    53,967
                          ------------------- ------------------- ------------

The $83,692 decrease in commissions was a result of a number of factors. In the December 2009 quarter, the Company promoted some new affiliate programs which attracted purchases from all active participants resulting in additional commissions. Existing affiliate programs typically generate the majority of commissions from new participants. Fewer new participants in the Company's Challenge program in 2010 also impacted commissions earned. In the quarter ended December 31, 2010, there were no material amounts earned from new affiliate programs but the Company began selling more direct products and services such as video recordings of the Company's live seminars to its full list of active participants.

The $48,242 decrease in subscription revenue was due to a net decrease in active subscribers. For the three months ended December 31, 2010 the active subscriber base averaged 1,037 per month and for the three months ended December 31, 2009 the active subscriber base averaged 1,536 per month. The decrease in subscribers was almost entirely from the Company's Challenge Plus subscription product which was started in 2009 and had a large initial subscriber base which leveled off over the next few months. A few times a year the Company will run promotions aimed at increasing the subscription base and this was partially delayed in the 2010 year due to the longer duration of the Company's Challenge program which ended nearly a month later in 2010.

The $65,364 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale which started early in 2010. Previously the Company had been offering more third party products for which affiliate commissions were earned. The Company's own products include video recordings of the Company's live seminars and tools to aid in operating internet-based businesses.

The $120,537 increase in seminars and mentoring income is primarily from an increase in the number of customers participating in the mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the three months ended December 31, 2010 there was an average of 118 mentoring students per month and for the three months ended December 31, 2009 there were no mentoring students.

During the three months ended December 31, 2010, the Company incurred $706,879 in operational expenses compared to $705,298 during the three months ended December 31, 2009. Operational expenses during the three months ended December 31, 2010 and 2009, include the following categories:

                             THREE MONTHS ENDED  THREE MONTHS ENDED  INCREASE OR
                             DECEMBER 31, 2010   DECEMBER 31, 2009     DECREASE
                             ------------------  ------------------  -----------
Accounting Fees              $       153,311     $      $ 84,905     $   68,406
Paypal Fees                           11,197              16,313         (5,116)
Commissions                           32,151               8,214         23,937
Independent Contractors              141,786              94,094         47,692
Depreciation                          18,144              15,467          2,677
Internet Expenses                     17,304              19,626         (2,322)
Legal Fees                            20,855              19,720          1,135
Officer's Salaries                    50,000                   -         50,000
Payroll Taxes                          8,390               3,816          4,574
Related Party Contractors            179,029             311,498       (132,469)
Telephone                              6,882               3,512          3,370
Travel & Entertainment                44,648             104,801        (60,153)
Other Operating Expenses              23,182              23,332           (150)
                             -----------------   ------------------  ----------

Total Operating Expenses     $       706,879     $       705,298     $    1,581
                             =================   ==================  ===========

The increase of $68,406 in accounting fees was primarily related to engaging accountant consultants to assist with the Company's SEC filing requirements after completing the share exchange on September 10, 2010.

The increase of $23,937 in commissions is almost entirely from affiliate commissions incurred on the increased sales of products and services.

The increase of $47,692 in independent contractors includes $15,000 for investor relations consultants, approximately $10,000 for business development consultants and an approximately $10,000 increase due to the change in foreign exchange rates.

The increase of $50,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for the Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief

Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $132,469 decrease results from bonus payments to Marillion and 23V in the December 2009 quarter based on the net cash flow of the 30 Day Challenge and Immediate Edge divisions which were no longer applicable after the share transaction with Infinity in September 2010.

The decrease of $60,153 in travel and entertainment reflects a reduction in overseas trips from the three months ended December 2009.

During the three months ended December 31, 2010, the Company recognized a net loss from continuing operations of ($144,984) compared to a net loss of ($206,533) during the three months ended December 31, 2009. The decreased loss of $61,549 was primarily a result of the $53,967 increase in revenues offset by a $1,581 increase in operational expenses.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2009.

During the six months ended December 31, 2010, the Company recognized revenues of $970,557 from its operations compared to $892,194 during the six months ended December 31, 2009. Revenues of the Company were from the following sources during the six months ended December 31, 2010 compared to December 31, 2009.

                           Six Months Ended  Six Months Ended   Increase or
                          December 31, 2010  December 31, 2009  (Decrease)
                          ------------------ ------------------ ------------
Revenue
  Commissions             $         250,673  $         388,655  $( 137,982)
  Subscription Revenue              325,433            418,687     (93,254)
  Products and Services              73,521              4,525       68,996
Seminars and Mentoring              320,930             80,327      240,603
                          ------------------ ------------------ ------------
   Total Revenues         $         970,557  $         892,194  $    78,363
                          ------------------ ------------------ ------------

The $137,982 decrease in commissions was a result of a number of factors. During the six month period ended December 31, 2009, the Company promoted some new affiliate programs which attracted purchases from all active participants resulting in additional commissions. Existing affiliate programs typically generate the majority of commissions from new participants. Fewer new participants in the Company's Challenge program in 2010 also impacted commissions earned as well. During the six month period ended December 31, 2010, there no material amounts earned from new affiliate programs but the company began selling more of its own products and services such as video recordings of the Company's live seminars to its full list of active participants.

The $93,254 decrease in subscription revenue was due to a net decrease in active subscribers. For the six months ended December 31, 2010 the active subscriber base averaged 957 per month and for the six months ended December 31, 2010 the active subscriber base averaged 1,453 per month. The decrease in subscribers was almost entirely from the Company's Challenge Plus subscription product which was started in 2009 and had a large initial subscriber base which leveled off over the next few months. A few times a year the Company will run promotions aimed at increasing the subscription base and this was partially delayed in the 2010 year due to the longer duration of the Company's Challenge program which ended nearly a month later in 2010.

The $68,996 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale which started early in 2010. Previously the Company had been offering more third party products for which affiliate commissions were earned. The Company's own products include video recordings of the Company's live seminars and tools to aid in operating internet-based businesses.

The $240,603 increase in seminars and mentoring income is primarily from an increase in the number of customers participating in the mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the six months ended December 31, 2010 there was an average of 108 mentoring students per month and for the six months ended December 31, 2009 there was an average of 6 mentoring students per month.

During the six months ended December 31, 2010, the Company incurred $2,045,150 in operational expenses compared to $1,179,463 during the six months ended December 31, 2009. Operational expenses during the six months ended December 31, 2010 and 2009, include the following categories:

                             SIX MONTHS ENDED   SIX MONTHS ENDED   INCREASE OR
                            DECEMBER 31, 2010  DECEMBER 31, 2009     DECREASE
                            ------------------  ----------------- --------------
Accounting Fees             $         184,617   $         98,313  $      86,304
Paypal Fees                            21,375             25,697         (4,322)
Commissions                            37,618             11,274         26,344
Independent Contractors               310,555            210,244        100,311
Depreciation                           34,650             29,235          5,415
Internet Expenses                      32,218             32,126             92
Legal Fees                             46,911             52,874         (5,963)
Officer's Salaries                    100,000                  -        100,000
Payroll Taxes                          19,635              6,826         12,809
Related Party Contractors             433,672            506,937        (73,265)
Telephone                              12,450             13,940         (1,490)
Transaction Fees                      670,138                  -        670,138
Travel & Entertainment                 99,167            140,284        (41,117)
Other Operating Expenses               42,144             51,713         (9,569)
                            ------------------  ----------------- --------------

Total Operating Expenses    $       2,045,150   $      1,179,463  $     865,687
                            ==================  ================= ==============

The increase of $86,304 in accounting fees was primarily related to engaging accountant consultants to assist with the Company's SEC filing requirements after completing the share exchange on September 10, 2010 and additional fees related to audited financial statements for June 30, 2008 and June 30, 2009.

The increase of $26,344 in commissions is almost entirely from affiliate commissions incurred on the increased sales of products and services.

The increase of $100,311 in independent contractors includes $56,375 for investor relations consultants, of which $26,375 was equity based compensation, $12,000 for business development consultants and an approximately $19,000 increase due to change in exchange rates.

The increase of $100,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief
Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $73,265 decrease results from larger bonus payments to Marillion and 23V during the six months ended December 31, 2009 based on the net cash flow of the 30 Day Challenge and Immediate Edge divisions. The bonuses were no longer applicable after the share transaction with Infinity in September 2010.

The increase of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $41,117 in travel and entertainment reflects a reduction in overseas trips from the six months ended December 2009.

During the six months ended December 31, 2010, the Company recognized a net loss from continuing operations of ($1,088,105) compared to a net loss of ($308,504) during the six months ended December 31, 2009. The increased loss of $779,601 was a result of the $865,687 increase in operational expense shown above offset by the $78,363 increase in revenues during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $47,950 at December 31, 2010 and the Company had a working capital deficit of $1,537,876. Subsequent to December 31, 2010 the Company raised an additional $80,300 in new capital investment and settled $145,000 in liabilities by issuing shares of the Company's common stock. The Company has settled expenses and liabilities totaling $850,000 since the beginning of the Company's fiscal year in July 2010 by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the first quarter included significant non-recurring transaction costs. As further discussed above, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

Included in liabilities of discontinued operations at December 31, 2010 is $192,612 (including $53,092 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the six month period ended December 31, 2010, the Company used $230,864 in operating activities. During the six month period ended December 31, 2009, the Company used $257,292 in operating activities. The decreased use of funds of $26,429 was due to expenses paid or settled with shares of the Company's common stock and accrued but unpaid expenses offsetting an increased operating loss.

During the six month period ended December 31, 2010, the Company used $1,658 in investing activities. During the six month period ended December 31, 2009, the Company used $54,814 in investing activities. The decrease in investment of $53,156 was due to a decrease in the amount of computer and audio visual equipment purchased by the Company.

During the six month period ended December 31, 2010, financing activities provided the Company with $269,450. During the six month period ended December 31, 2009, financing activities provided the Company with $325,120. In each period receipts from the Company's private placement memorandum provided the bulk of these funds with the 2009 period raising a larger sum of capital.

In August 2010, 30DC issued a private placement memorandum ("PPM") seeking to raise a maximum of $3,000,000 at a price of 26 cents per unit or 11,538,462 units if the $3,000,000 maximum is raised. Each unit consists of one share of Common Stock of Infinity, a warrant exercisable for 90 days from the date of issuance (subsequently amended to expire March 15, 2011), to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of Common Stock of Infinity for 50 cents. 30DC received $501,590 between July 2009 and June 2010 under a prior PPM for which a closing did not occur and the funds were considered to be interest free loans pending closing. At June 30, 2010, the $501,590 is included as private placement subscriptions received in the liability section of the Balance Sheet. Pursuant to an agreement with the subscribers, the $501,590 became part of the August 2010 PPM. A first closing of the August 2010 PPM was held on September 22, 2010 consisting of the $501,590 received under the prior PPM and $162,500 in new investment funds, less capital raising costs of $33,100 for net proceeds of $630,990 which represents 2,554,205 units consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Second and third closings were held in November and December 2010 which raised total additional net proceeds of $132,500.

NEED FOR ADDITIONAL FINANCING

The Company does not have sufficient capital to meet its needs and will have to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended December 31, 2010, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of October 1, 2010 through December 31, 2010 the Company issued the following equity securities;

Prestige Financial Center, Inc. ("Prestige") was issued 675,314 shares of the Company's restricted common stock under the terms of a release agreement dated October 28, 2010. In February 2010, 30DC engaged Prestige, a registered Broker Dealer, to provide investment banking and advisory services to the Company pursuant to which Prestige had the opportunity to earn fees for various services. The terms of the release agreement included both parties releasing each other from any other claims.

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

On November 4, 2010, 38,462 shares of common stock were issued for the second closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 38,462 warrants to purchase the Company's stock at 50 cents per share which expire November 4, 2015 and 38,462 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

On November 10, 2010, 115,386 shares of common stock were issued for the third closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 115,386 warrants to purchase the Company's stock at 50 cents per share which expire November 10, 2015 and 115,386 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

On November 24, 2010, 76,924 shares of common stock were issued for the fourth closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 76,924 warrants to purchase the Company's stock at 50 cents per share which expire November 24, 2015 and 76,924 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

On December 23, 2010, 307,696 shares of common stock were issued for the fifth closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 307,696 warrants to purchase the Company's stock at 50 cents per share which expire December 23, 2015 and 307,696 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at December 31, 2010 is $192,612 (including $53,092 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                                     30DC, INC.
                                                     Registrant
                                       --------------------------------------


Dated: September 19 , 2011             By:/s/ Edward Dale
                                       --------------------------------------
                                       Edward Dale
                                       Principal Executive Officer
                                       Chief Executive Officer
                                       President


Dated: September  19, 2011             By:/s/ Theodore A. Greenberg
                                       --------------------------------------
                                       Theodore A. Greenberg,
                                       Principal Accounting Officer
                                       Chief Financial Officer