Form 10-Q
period 2011-03-31
30DC, INC.
filed 2011-09-20
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                    For Quarterly Period Ended March 31, 2011

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

        For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
          -----------------------------------------------------------
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

As of September 2, 2011 the number of shares outstanding of the registrant's class of common stock was 74,520,248.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                            2

         Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and
         June 30, 2010                                                                                  3

         Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
         and Nine Months Ended March 31, 2011 and 2010                                                  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
         March 31, 2011 and 2010                                                                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                               6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          19

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     25

Item 4. Controls and Procedures                                                                        25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                              26

Item 1A.Risk Factors                                                                                   26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    26

Item 3. Defaults upon Senior Securities                                                                27

Item 4. Removed and Reserved                                                                           27

Item 5. Other Information                                                                              27

Item 6. Exhibits                                                                                       28

Signatures                                                                                             29


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Balance Sheets

                                                                                 March           June
                                                                                31, 2011       30, 2010
                                                                               -----------   --------------
                                                                               Unaudited
Assets

Current Assets

       Cash and Cash Equivalents                                               $   56,897    $      28,405
       Accrued Commissions Receivable                                              44,072           66,705
       Deferred Financing Costs                                                         -            7,500
       Assets of Discontinued Operations                                           93,125                -
                                                                               -----------   --------------

            Total  Current Assets                                                 194,094          102,610

Property and Equipment, Net                                                        96,688          111,516
Goodwill                                                                        1,503,860                -
                                                                               -----------   --------------

            Total Assets                                                       $1,794,642    $     214,126
                                                                               ===========   ==============


Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

       Accounts Payable                                                        $  590,711    $     272,438
       Accrued Expenses and Refunds                                               293,832          248,319
       Deferred Revenue                                                           297,260          278,118
       Private Placement Subscriptions Received                                         -          501,590
       Due to Related Parties                                                     219,655          202,380
       Liabilities of Discontinued Operations                                     375,599                -
                                                                               -----------   --------------

            Total Current Liabilities                                           1,777,057        1,502,845
                                                                               -----------   --------------

            Total Liabilities                                                   1,777,057        1,502,845
                                                                               -----------   --------------

Stockholders' Equity (Deficiency)

       Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued             -                -
       Common Stock, Par Value $0.001, 100,000,000 authorized,
            74,520,248 and 60,984,000 issued and outstanding respectively          74,520           60,984
       Paid in Capital                                                          2,697,478                -
       Accumulated Deficiency                                                  (2,621,558)      (1,327,911)
       Accumulated Other Comprehensive Loss                                      (132,855)         (21,792)
                                                                               -----------   --------------

            Total Stockholders' Equity (Deficiency)                                17,585       (1,288,719)
                                                                               -----------   --------------

Total Liabilities and Stockholders' Equity (Deficiency)                        $1,794,642    $     214,126
                                                                               ===========   ==============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                         30DC, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                 Unaudited

                                               For the Three Months Ended    For the Nine Months Ended
                                                      March 31,                      March 31,
                                                  2011         2010            2011             2010
                                               -----------  ------------   -------------    --------------
Revenue

       Commissions                             $  117,583   $   166,228    $     368,256    $      554,884
       Subscription Revenue                       170,453       190,716          495,887           609,403
       Products and Services                       43,128        55,702          116,649            60,227
       Seminars and Mentoring                     114,428       141,466          435,358           221,792
                                               -----------  ------------   -------------    --------------

                Total Revenue                     445,592       554,112        1,416,150         1,446,306

Operating Expenses                                600,535     1,088,033        2,645,685         2,267,496
                                               -----------  ------------   -------------    --------------

Operating Loss                                   (154,943)     (533,921)      (1,229,535)         (821,190)

Other Income (Expense)

       Foreign Currency Loss                      (10,809)      (10,192)         (24,320)          (35,508)
       Gain on Sale of Assets                           -             -                -             4,092
                                               -----------  ------------   -------------    --------------

                Total Other Income (Expense)      (10,809)      (10,192)         (24,320)          (31,416)
                                               -----------  ------------   -------------    --------------

Loss From Continuing Operations Before Taxes     (165,752)     (544,113)      (1,253,855)         (852,606)

Income Tax (Benefit)                                    -       (41,000)               -           (41,000)
                                               -----------  ------------   -------------    --------------

Loss From Continuing Operations                  (165,752)     (503,113)      (1,253,855)         (811,606)

Loss From Discontinued Operations                 (100,331)           -         (100,316)                -
                                               -----------  ------------   -------------    --------------

Net Loss                                         (266,083)     (503,113)      (1,354,171)         (811,606)

Foreign Currency Translation Loss                 (11,647)      (14,860)        (111,063)          (38,893)
                                               -----------  ------------   -------------    --------------

Comprehensive Loss                             $ (277,730)  $  (517,973)   $  (1,465,234)   $     (850,499)
                                               ===========  ============   =============    ==============

Weighted Average Common Shares Outstanding
Basic                                          74,072,447    60,984,000       69,934,953        60,984,000
Diluted                                        74,072,447    60,984,000       69,934,953        60,984,000
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                     $    (0.00)  $     (0.01)   $       (0.02)   $       (0.01)
     Discontinued Operations                        (0.00)            -            (0.00)               -
Net Loss Per Common Share                      $    (0.00)  $     (0.01)   $       (0.02)   $       (0.01)

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         30DC, INC. AND SUBSIDIARY
                              Condensed Consolidated Statements of Cash Flows
                                         Nine Months Ended March 31
                                                 Unaudited

                                                                               2011              2010
                                                                           ------------    ---------------
Cash Flows from Operating Activities:
    Loss From Continuing Operations                                        $ (1,253,855)   $     (811,606)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
       Depreciation and Amortization                                            52,457             45,568
       Equity Based Payments To Non-Employees                                  475,988             52,750
       Equity Based Payments To Employees                                      100,000                  -
       Gain on Sale of Property and Equipment                                        -             (4,092)

     Changes in Operating Assets and Liabilities
       Accrued Commissions Receivable                                           37,915            (52,985)
       Deferred Tax Asset                                                            -            (41,000)
       Accounts Payable                                                         36,583            (54,523)
       Accrued Expenses and Refunds                                            111,519             59,491
       Deferred Revenue                                                        (41,090)           288,024
       Due to Related Parties                                                  192,942            152,380
                                                                           ------------    ---------------

                Net Cash Used in Operating Activities                         (287,541)          (365,993)
                                                                           ------------    ---------------

Cash Flows from Investing Activities
       Purchases of Property and Equipment                                     (14,152)           (85,972)
       Proceeds From Sale of Property and Equipment                                  -             23,771
       Cash - Acquired In Acquisition of Infinity                                3,350                  -
                                                                           ------------    ---------------

                Net Cash Used in Investing Activitities                        (10,802)           (62,201)
                                                                           ------------    ---------------

Cash Flows from Financing Activities
       Sale of common stock                                                    367,250                  -
       Stock Subscriptions Receivable                                                -                120
       Deferred Financing Costs                                                  7,500                  -
       Private Placement Subscriptions Received                                      -            450,090
                                                                           ------------    ---------------

                Net Cash Provided by Financing Activities                      374,750            450,210
                                                                           ------------    ---------------

Cash Flows from Discontinued Operations
       Cash Flows From Operating Activities                                    (46,697)                 -
                                                                           ------------    ---------------

                Net Cash Used in Discontinued Operations                       (46,697)                 -
                                                                           ------------    ---------------

Effect of Foreign Exchange Rate Changes on Cash                                 (1,218)            (6,785)
                                                                           ------------    ---------------

Increase in Cash and Cash Equivalents                                           28,492             15,231
Cash and Cash Equivalents - Beginning of Period                                 28,405             26,415
                                                                           ------------    ---------------

Cash and Cash Equivalents - End of Period                                  $    56,897     $       41,646
                                                                           ============    ===============

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity            $   501,590     $            -

Common Stock Issued to Settle  Liabilities                                 $   279,125     $            -

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

30DC, Inc., Delaware, ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC DE and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE. In accordance with the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations", the acquisitions of 30 Day and Immediate were accounted for as transactions between entities under common control, whereby the acquired assets and liabilities of 30 Day and Immediate were recognized in the Financial Statements at their carrying amounts and the acquisitions are reflected in the accompanying Financial Statements for the three and nine months ended March 31, 2010 as if they occurred as of the beginning of the period.

On September 10, 2010, shareholders of 30DC DE exchanged 100% of their 30DC DE shares for 60,984,000 shares of Infinity Capital Group, Inc. ("Infinity"), a publicly traded company which trades over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc 30DC DE became a wholly owned subsidiary of Infinity Capital Group, Inc. which has subsequently changed its name to 30DC, Inc. ("30DC" and together with its subsidiary "the Company"). After the share exchange, the former shareholders in 30DC DE held approximately 90% of the outstanding shares in Infinity and the officers of 30DC DE became the officers of Infinity. 30DC DE was the accounting acquirer in the transaction and its historical financial statements will be the historical financial statements of 30DC. Infinity's operations were discontinued and subsequent to the share exchange are accounted for as discontinued operations.

30DC offers internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with approximately 90,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online commerce practitioners. Other revenue streams include sales of instructional courses and software tools related to internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's recorded and unrecorded assets consist primarily of property and equipment goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

The Company had a cash balance of $56,897 at March 31, 2011 and current liabilities exceeded current assets by $1,582,963. Since the start of the Company's fiscal year in July 2010, the Company raised $382,300 in new capital investment, less capital raising costs of $15,550, for net proceeds of $367,250 and settled approximately $850,000 expenses and liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current fiscal year has included significant non-recurring transaction costs. As further discussed in note 12, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.


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

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending March 31, 2011. For the nine months ending March 31, 2010 and for the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128, "Earnings Per Share.") Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share for the three and nine months ended March 31, 2011 and 2010 excludes potentially dilutive securities consisting of 6,803,044 warrants and
600,000 options at March 31, 2011 because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

Results of Discontinued Operations for the

                                         Three Months Ended    Nine Months Ended
                                           March 31, 2011        March 31, 2011
                                         ------------------   ------------------
Revenues                                 $               -    $               -
Operating expenses                                   4,175               11,410
Loss from operations                               (4,175)             (11,410)
Realized loss on marketable securities            (24,490)             (24,490)
Unrealized loss on marketable securities          (71,666)             (64,416)
                                         ------------------   ------------------

Net loss                                 $       (100,331)    $       (100,316)
                                         ==================   ==================


Assets and Liabilities of Discontinued Operations as of March 31, 2011

                                     Assets
                               ------------------
Marketable securities                                           $   93,125
                                                                ===========
Total assets of discontinued operations                         $   93,125
                                                                ===========

                                   Liabilities
                               ------------------
Accounts payable                                                $   67,893
Accrued expenses                                                    43,393
Notes payable                                                      139,520
Due to related parties                                             124,793
                                                                -----------
Total liabilities of discontinued operations                    $  375,599
                                                                ===========


Notes Payable

Included in liabilities of discontinued operations at March 31, 2011 are $193,612 (including $54,092 of notes payable included in due to related parties) in notes payable plus related accrued interest of which are in default for lack of repayment by their due date. For the period subsequent to the share exchange with 30DC DE through March 31, 2011 the Company incurred interest expense on notes payable of $9,911 which is included in the Statement of Operations under income (loss) from discontinued operations.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

                                              Nine Months Ended  Nine Months Ended
                                                March 31, 2011     March 31, 2010
                                                 (Unaudited)         (Unaudited)
                                              ------------------ ------------------
Revenues                                      $       1,416,151  $       1,446,306
Operating Expenses                                    2,708,541          2,382,410
                                              ------------------ ------------------
Loss from Continuing Operations Before Taxes         (1,292,390)          (936,104)
Deferred Tax Benefit                                                       (41,000)
Loss from Continuing Operations                      (1,292,390)          (895,104)
Loss from Discontinued Operations                      (127,604)          (598,499)
                                              ------------------ ------------------
Net Loss                                             (1,419,994)        (1,493,603)
Foreign Currency Translation Loss                      (111,063)           (38,893)
                                              ------------------ ------------------
Comprehensive Loss                            $      (1,531,057) $      (1,532,496)
                                              ================== ==================
Basic and Diluted Loss Per Share              $            (.02) $            (.02)
Weighted Average Shares Outstanding - Basic
& Diluted                                            71,631,540         67,531,391


                                                    Three Months Ended
                                                      March 31, 2010
                                                        (Unaudited)
                                                   --------------------

Revenues                                           $          554,113
Operating Expenses                                          1,142,038
                                                   --------------------
Loss from Continuing Operations
Before Taxes                                                 (587,925)
Deferred Tax Benefit                                          (41,000)
Loss from Continuing Operations                              (546,925)
Gain (Loss) from Discontinued Operations                      105,764
                                                   --------------------
Net Loss                                                     (441,161)
Foreign Currency Translation Loss                             (14,860)
                                                   --------------------
Comprehensive Loss                                 $         (456,021)
                                                   ====================
Basic and Diluted Loss Per Share                   $             (.01)
Weighted Average Shares Outstanding - Basic &
Diluted                                                     67,531,391

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 5.  PRIVATE PLACEMENT MEMORANDUM

In August 2010, 30DC issued a private placement memorandum ("PPM") seeking to raise a maximum of $3,000,000 at a price of 26 cents per unit or 11,538,462 units if the $3,000,000 maximum is raised, the PPM ended March 15, 2011. Each unit consists of one share of Common Stock of Infinity, a warrant exercisable until March 15, 2011, to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of Common Stock of Infinity for 50 cents. 30DC received $501,590 between July 2009 and June 2010 under a prior PPM for which a closing did not occur and the funds were considered to be interest free loans pending closing. At June 30, 2010, the $501,590 is included as private placement subscriptions received in the liability section of the Balance Sheet. Pursuant to an agreement with the subscribers, the $501,590 became part of the August 2010 PPM. A first closing of the August 2010 PPM was held on September 22, 2010 consisting of the $501,590 received under the prior PPM and $162,500 in new investment funds, less capital raising costs of $33,100 for net proceeds of $630,990 which represents 2,554,205 units consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Second and third closings were held in November and December 2010 which raised additional net proceeds of $132,550. Fourth and fifth closings were held in February and March 2011 which raised additional net proceeds of $80,300. The March 15, 2011 warrants have expired with none exercised.

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

Cash remuneration under Marillion, 23V and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2010 and nothing has been accrued in the March 31, 2011 financial statements, since the bonus was not earned for the fiscal year ending June 30, 2011.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the nine month period ended March 31, 2011 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $277,064 and the bonus for Raine Ventures was $-0-and total compensation was $187,500. For the nine month period ended March 31, 2010 the bonus for Marillion was $397,908 and total compensation was $585,408 and the bonus for 23V was $154,014 and total compensation was $341,514. For the three month period ended March 31, 2011 total compensation earned by Marillion was $68,391 and total compensation earned by Raine Ventures was $62,500, Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their contracted amounts and bonuses based upon net cash flow are no longer applicable. Amounts may vary from period to period due to fluctuations in foreign currency exchange rates. For the three month period ended March 31, 2010 the bonus for Marillion was $357,901 and total compensation was $420,401 and the bonus for 23V was $37,085 and total compensation was $99,585.

Jesselton earned $250,000 upon completion of the share exchange between 30DC and Infinity on September 10, 2010. $125,000 of this amount was satisfied by issuance of 480,770 of the Company's common shares. The remaining $125,000 is included in due to related parties in the liability section of the balance sheet. Jesselton also settled $200,000 of contract fees for the fiscal year ending June 30, 2010 for an additional 769,231 common shares of the Company,

Due to related parties also includes $50,000 due to Theodore A. Greenberg, 30DC's CFO for compensation. On February 10, 2011 Mr. Greenberg received 480,770 common shares of the Company in settlement of $100,000 prior compensation and $25,000 due for consulting work prior to Mr. Greenberg joining the Company,

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                March 31, 2011     June 30, 2010
                                                --------------     -------------
Computer and Audio Visual Equipment             $      432,605     $   339,630
Office equipment and Improvements                       69,483          53,129
                                                --------------     -------------
                                                       502,088         392,759
Less accumulated depreciation and amortization        (405,400)       (281,243)
                                                --------------     -------------
                                                $       96,688     $   111,516
                                                ==============     =============

Depreciation and amortization expense was $52,457 for the nine months ended March 31, 2011 and $45,569 for the nine months ended March 31, 2010. Depreciation and amortization expense was $17,807 for the three months ended March 31, 2011 and $16,334 for the three months ended March 31, 2010.


Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 8.  INCOME TAXES

As of June 30, 2010, 30DC DE had net operating loss carryovers for United States income tax purposes of approximately $806,100, which expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all federal tax returns and is in the process of filing its state and local returns for Infinity since 2005. The Company's net operating loss carryovers will only be available to offset any future taxable income once the Company files its federal tax returns. The Company has not provided a tax benefit for the three months ended March 31, 2011 as it is not more likely than not that such benefit will be realized. At March 31, 2010 the Company provided a tax benefit of $41,000 because at that time it was more likely than not that such benefit would be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed.

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

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended March 31, 2011. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 9.  REVENUE CONCENTRATION

For the nine months ended March 31, 2010 the Company earned revenue from one customer of approximately 13%. For the three months ended March 31, 2010 the Company earned revenue from one customer of approximately 11%. No customers exceeded 10% of revenue in the three and six month periods ending March 31, 2011.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

In August 2010, 30DC issued the private placement memorandum ("PPM") discussed in note 5. A first closing was held on September 22, 2010 for which 2,554,205 units were issued consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Subsequent closings were held from November 2010 to March 2011 for which 538,468 units were issued consisting of 538,468 shares of common stock and 538,468 of each of the two warrants.

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

Theodore A.  Greenberg was issued 480,770 common shares of the Company (see note
6).

On February 10, 2011, Cameron Associates settled $20,000 of consulting fees due for 76,923 common shares of the Company.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

Summary of Common Stock Outstanding;


Prior to the share exchange                                     4,620,000
Exchange Ratio                                                       13.2
                                                             -------------

Shares Issued in the Exchange                                  60,984,000
Infinity Outstanding pre Exchange                               6,547,391
PPM Closing September 2010                                      2,554,205
PPM Closings November 2010 - March 2011                           847,317
Cameron Associates                                                736,923
Jesselton, Ltd.                                                 1,250,001
Corholdings, Pty Ltd.                                             444,327
Prestige Financial Center, Inc.                                   675,314
Theodore A. Greenberg                                             480,770
                                                             -------------

Common Shares Outstanding March 31, 2011                       74,520,248
                                                             =============

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

Pursuant to the PPM discussed in Note 5, a first closing was held on September 22, 2010 under which 2,554,205 warrants at 37 cents per share, expiring December 21, 2010 were issued along with 2,554,205 warrants at 50 cents per share expiring September 22, 2015. The warrants expiring December 21, 2010 were subsequently extended to March 15, 2011. From November 2010 through March 2011, an additional 847,317 of 37 cent warrants expiring March 15, 2011 were issued and 847,317 of the 50 cent warrants with an expiration five years from the date of investment were issued. All of the warrants expiring March 15, 2011 expired unexercised.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 11. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

                                                           Nine Months Ended       Nine Months Ended
                                                              March 31, 2011          March 31, 2010
                                                           ------------------      -----------------

Related Party Contractor Fees Base Compensation (1)        $         537,374       $        525,000
Related party Contractor Fees Bonus Compensation (1)(2)               79,643                551,922
Officer's Salary                                                     150,000                      -
Independent Contractors                                              430,050                415,158
Transaction Fees (3)                                                 670,138                      -
Professional Fees                                                    319,225                311,411
Travel Expenses                                                      131,199                178,727
Other Operating Costs                                                328,056                285,278
                                                           ------------------      -----------------

Total Operating Expenses                                   $       2,645,685       $      2,267,496
                                                           ==================      =================

-----------------------------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company and 23V and Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development and Jesselton, Ltd. which provides services to the Company including Clinton Carey serving as Chief Operating Officer of the Company. The amount for the nine month period varies slightly from the contracted amount due to fluctuation in exchange rates during the period.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)



                                                           Three Months Ended      Three Months Ended
                                                             March 31, 2011           March 31, 2010
                                                           ------------------      -------------------

Related Party Contractor Fees Base Compensation (1)        $         183,345       $          175,000
Related party Contractor Fees Bonus Compensation (1)(2)                    -                  394,986
Officer's Salary                                                      50,000                        -
Independent Contractors                                              119,495                  204,914
Professional Fees                                                     87,698                  160,222
Travel Expenses                                                       32,032                   38,443
Other Operating Costs                                                127,965                  114,468
                                                           ------------------      -------------------

Total Operating Expenses                                   $         600,535       $        1,088,033
                                                           ==================      ===================

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

Infinity, as a result of the transaction, became the sole outstanding shareholder of 100% of the outstanding common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. As of the date of the transaction, Infinity discontinued its historical operations and the business of 30DC DE is now the business of 30DC.

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

Other than the Purchase (as defined in Note 12 to the financial statements), the Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2010.

During the three months ended March 31, 2011, 30DC, Inc. recognized revenues of $445,592 from its operations compared to $554,112 during the three months ended March 31, 2010. Revenues of the Company were from the following sources during the three months ended March 31, 2011 compared to March 31, 2010.

                         Three Months Ended  Three Months Ended  Increase or
                             March 31, 2011      March 31, 2010    (Decrease)
                         ------------------- ------------------- ------------
Revenue
  Commissions                      $117,583            $166,228    ($48,645)
  Subscription Revenue              170,453             190,716     (20,263)
  Products and Services              43,128              55,702     (12,574)
Seminars and Mentoring              114,428             141,466     (27,038)
                         ------------------- ------------------- ------------
   Total Revenues                  $445,592            $554,112     $108,520
                         ------------------- ------------------- ------------

The $48,645 decrease in commissions was the result of fewer new participants in the Company's Challenge program in 2010 and a large payer of affiliate commissions revising their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. Commissions earned from affiliate programs typically generate the majority of commissions from new participants.

The $20,263 decrease in subscription revenue was due to a net decrease in active subscribers. For the three months ended March 31, 2011 the active subscriber base averaged 1,024 per month and for the three months ended March 31, 2010 the active subscriber base averaged 1,182 per month. The decrease in subscribers was from the Company's Challenge Plus subscription product which was started in 2009 and had a large initial subscriber base which leveled off over the balance of the fiscal year ending June 30, 2010.

The $12,574 decrease in products and services revenue resulted from the Company having a large initial sale of a new internet based software plug-in tool in the March 2010 quarter.

The $27,038 decrease in seminars and mentoring income resulted from a decrease of approximately $47,000 in seminar income offset by an approximately $20,000 increase in mentoring income. The Company had not held a seminar in Australia for a few years and the seminar held in the March 2010 quarter was well attended resulting in income greater than for a similar seminar held in the March 2011 quarter. The increase in mentoring income resulted from an increase in the number of customers participating in the Company's mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the three months ended March 31, 2011 there was an average of 82 mentoring students per month and for the three months ended March 31, 2010 there was an average of 45 mentoring students.


During the three months ended March 31, 2011, the Company incurred $600,535 in operational expenses compared to $1,088,033 during the three months ended March 31, 2010. Operational expenses during the three months ended March 31, 2011 and 2010, include the following categories:

                            THREE MONTHS ENDED THREE MONTHS ENDED   INCREASE OR
                              MARCH 31, 2011      MARCH 31, 2010      DECREASE
                              --------------     --------------     -----------
Accounting Fees               $     77,533       $    160,222       $ (82,689)
Paypal Fees                         11,150             15,954          (4,804)
Commissions                         25,540             15,600           9,940
Independent Contractors            119,495            204,914         (85,419)
Depreciation                        17,807             16,334           1,473
Internet Expenses                   15,476             13,555           1,921
Legal Fees                          10,164                  -          10,164
Officer's Salaries                  50,000                  -          50,000
Payroll Taxes                       10,256             20,114          (9,858)
Related Party Contractors          183,345            569,986        (386,641)
Telephone                           14,308             16,140          (1,832)
Transaction Fees                         -                  -               -
Travel & Entertainment              32,032             38,443          (6,411)
Other Operating Expenses            33,429             16,771          16,658
                              --------------     --------------     -----------

Total Operating Expenses      $    600,535       $  1,088,033       $(487,498)
                              ==============     ==============     ===========
The decrease of $82,689 in accounting fees was primarily related to a decrease in auditing fees from the March 2010 quarter when the Company was having audits of prior periods performed.

The increase of $9,940 in commissions resulted from additional affiliate commissions due to the increase in products sold in the March 2011 quarter compared to the March 2010 quarter.

The decrease of $85,419 in independent contractors is primarily due to the approximately $67,000 cost of investor relations consultants in the March 2010 quarter of which approximately $52,000 was paid in shares of the Company's common stock.

The increase of $10,164 in legal fees resulted from ongoing compliance after the share exchange and requirements of operating as a publicly traded company.

The increase of $50,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for the Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief
Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $386,641decrease results from bonus payments to Marillion and 23V in the March 2010 quarter based on the net cash flow of the 30 Day Challenge and Immediate Edge divisions which were no longer applicable after the share transaction with Infinity in September 2010.

During the three months ended March 31, 2011, the Company recognized a net loss from continuing operations of ($165,752) compared to a net loss of ($503,113) during the three months ended March 31, 2010. The decreased loss of $337,361 was due to the decrease in operating expenses of $487,498 offset by the decrease in revenues of $108,520 and $41,000 decrease in deferred tax benefit.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2010.

During the nine months ended March 31, 2011, the Company recognized revenues of $1,416,150 from its operations compared to $1,446,306 during the nine months ended March 31, 2010. Revenues of the Company were from the following sources during the nine months ended March 31, 2011 compared to March 31, 2010.

                           Nine Months Ended  Nine Months Ended   Increase or
                             March 31, 2011     March 31, 2010    (Decrease)
                           ------------------ ----------------- -------------
Revenue
  Commissions              $         368,256  $        554,884  $ ( 186,628)
  Subscription Revenue               495,887           609,403     (113,516)
  Products and Services              116,649            60,227        56,422
Seminars and Mentoring               435,358           221,792       213,566
                           ------------------ ----------------- -------------
   Total Revenues          $       1,416,150  $      1,446,306  $   (30,156)
                           ------------------ ----------------- -------------

The $186,628 decrease in commissions was a result of a number of factors. During the nine month period ended March 31, 2010, the Company promoted some new affiliate programs which attracted purchases from all active participants resulting in additional commissions. Existing affiliate programs typically generate the majority of commissions from new participants. Other factors included fewer new participants in the Company's Challenge program in 2010 and a large payer of affiliate commissions revised their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. During the nine month period ended March 31, 2011, there were no material amounts earned from new affiliate programs but the Company began selling more of its own products and services such as video recordings of the Company's live seminars to its full list of active participants.

The  $113,516  decrease in  subscription  revenue  was due to a net  decrease in active subscribers. For the nine months ended March 31, 2011 the active subscriber base averaged 979 per month and for the nine months ended March 31, 2010 the active subscriber base averaged 1,363 per month. The decrease in subscribers was almost entirely from the Company's Challenge Plus subscription product which was started in 2009 and had a large initial subscriber base which leveled off over the balance of the fiscal year ending June 30, 2010. A few times a year the Company will run promotions aimed at increasing the subscription base and this was partially delayed in the 2010 year due to the longer duration of the Company's Challenge program which ended nearly a month later in 2010.

The $56,422 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale which started early in 2010. Previously the Company had been offering more third party products for which affiliate commissions were earned. The Company's own products include video recordings of the Company's live seminars and tools to aid in operating internet-based businesses.

The $213,566 increase in seminars and mentoring income is primarily from an increase in the number of customers participating in the mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the nine months ended March 31, 2011 there was an average of 99 mentoring students per month and for the nine months ended March 31, 2010 there was an average of 19 mentoring students per month.

During the nine months ended March 31, 2011, the Company incurred $2,645,685 in operational expenses compared to $2,267,496 during the nine months ended March 31, 2010. Operational expenses during the nine months ended March 31, 2011 and 2010, include the following categories:

                             NINE MONTHS ENDED  NINE MONTHS ENDED   INCREASE OR
                               MARCH 31, 2011     MARCH 31, 2010      DECREASE
                               --------------     --------------   -------------
Accounting Fees                $      262,151     $     258,537    $      3,614
Paypal Fees                            32,526            41,651          (9,125)
Commissions                            63,159            26,874          36,285
Independent Contractors               430,050           415,158          14,892
Depreciation                           52,457            45,569           6,888
Internet Expenses                      47,694            45,681           2,013
Legal Fees                             57,074            52,874           4,200
Officer's Salaries                    150,000                 -         150,000
Payroll Taxes                          29,890            26,939           2,951
Related Party Contractors             617,017         1,076,922        (459,905)
Telephone                              26,758            30,080          (3,322)
Transaction Fees                      670,138                 -         670,138
Travel & Entertainment                131,199           178,727         (47,528)
Other Operating Expenses               75,572            68,484           7,088
                               --------------     --------------   -------------

Total Operating Expenses       $    2,645,685     $   2,267,496    $    378,189
                               ==============     ==============   =============

The increase of $36,285 in commissions is almost entirely from affiliate commissions incurred on the increased sales of products and services.

The increase of $150,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for the Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief
Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $459,905 decrease results from larger bonus payments to Marillion and 23V during the nine months ended March 31, 2010 based on the net cash flow of the 30 Day Challenge and Immediate Edge divisions. The bonuses were no longer applicable after the share transaction with Infinity in September 2010.

The increase of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $47,528 in travel and entertainment reflects a reduction in overseas trips during the nine months ended March 31 2010.

During the nine months ended March 31, 2011, the Company recognized a net loss from continuing operations of ($1,253,855) compared to a net loss of ($811,606) during the nine months ended March 31, 2010. The increased loss of $442,249 was a result of the $378,189 increase in operational expense the $30,156 decrease in revenues during the period shown above and the $41,000 decrease in deferred tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $56,897 at March 31, 2011 and the Company had a working capital deficit of $1,582,963. Since the start of the Company's fiscal year in July 2010, the Company raised $382,300 in new capital investment, less capital raising costs of $15,500 for net proceeds of $367,250 and settled approximately $850,000 of expenses and liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current year has included significant non-recurring transaction costs. As further discussed in Note 12, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

Included in liabilities of discontinued operations at March 31, 2011 is $193,612 (including $54,092 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the nine month period ended March 31, 2011, the Company used $287, 541 in operating activities. During the nine month period ended March 31, 2010, the Company used $365,993 in operating activities. The decreased use of funds of $78,452 was due to expenses paid or settled with shares of the Company's common stock and accrued but unpaid expenses offsetting an increased operating loss.

During the nine month period ended March 31, 2011, the Company used $10,802 in investing activities. During the nine month period ended March 31, 2010, the Company used $62,201 in investing activities. The decrease in investment of $51,399 was due to a decrease in the amount of computer and audio visual equipment purchased by the Company.

During the nine month period ended March 31, 2011, financing activities provided the Company with $374,750. During the nine month period ended March 31, 2010, financing activities provided the Company with $450,210. In each period receipts from the Company's private placement memorandum provided the bulk of these funds with the 2010 period raising a larger sum of capital.

In August 2010, 30DC issued a private placement memorandum ("PPM") seeking to raise a maximum of $3,000,000 at a price of 26 cents per unit or 11,538,462 units if the $3,000,000 maximum is raised. Each unit consists of one share of Common Stock of Infinity, a warrant exercisable for 90 days from the date of issuance (subsequently amended to expire March 15, 2011), to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of Common Stock of Infinity for 50 cents. 30DC received $501,590 between July 2009 and June 2010 under a prior PPM for which a closing did not occur and the funds were considered to be interest free loans pending closing. At June 30, 2010, the $501,590 is included as private placement subscriptions received in the liability section of the Balance Sheet. Pursuant to an agreement with the subscribers, the $501,590 became part of the August 2010 PPM. A first closing of the August 2010 PPM was held on September 22, 2010 consisting of the $501,590 received under the prior PPM and $162,500 in new investment funds, less capital raising costs of $33,100 for net proceeds of $630,990 which represents 2,554,205 units consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Second and third closings were held in November and December 2010 which raised additional net proceeds of $132,550. Fourth and fifth closings were held in February and March 2011 which raised additional net proceeds of $80,300. The March 15, 2011 warrants have expired with none exercised.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2011, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period January 1, 2011 through March 31, 2011 the Company issued the following equity securities;

On February 10, 2011, the Company issued common shares to settle some outstanding liabilities and for shares owed under services agreements as follows;

         Cameron Associates, an investor relations firm pursuant to a contract signed December 8, 2009 under which Cameron was due $5,000 per month in cash compensation settled $20,000 for 76,923 shares of the Company's common stock,

         Theodore A. Greenberg, CFO of the Company, settled $100,000 in accrued salary and $25,000 due to him for services prior to joining the Company for 480,770 common shares of the Company.

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

On February 14, 2011 155,001 shares of common stock were issued for the sixth closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 155,001 warrants to purchase the Company's stock at 50 cents per share which expire February 14, 2016 and 155,001 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

On March 9, 2011 153,848 shares of common stock were issued for the seventh closing of the Company's private placement memorandum unit offering which was issued in August 2010. In addition to the common stock, the units closed included 153,848 warrants to purchase the Company's stock at 50 cents per share which expire March 9, 2016 and 153,848 warrants to purchase the Company's stock at 37 cents per share which expired March 15, 2011 without exercise.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at March 31, 2011 is $193,612 (including $54,092 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                                          30DC, INC.
                                                          Registrant
                                                --------------------------------


Dated: September 19, 2011                       By:/s/ Edward Dale
                                                --------------------------------
                                                Edward Dale
                                                Principal Executive Officer
                                                Chief Executive Officer
                                                President


Dated: September 19, 2011                       By:/s/ Theodore A. Greenberg
                                                --------------------------------
                                                Theodore A. Greenberg,
                                                Principal Accounting Officer
                                                Chief Financial Officer