Form 10-K
period 2011-06-30
30DC, INC.
filed 2011-12-13
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2011
                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________


                        Commission file number: 000-30999

                                   30DC, INC.
       -----------------------------------------------------------------
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

-------------------------- -------  ------------------------------ ---------
Large accelerated filer      [___]  Accelerated filer                  [___]
-------------------------- -------  ------------------------------ ---------
Non-accelerated filer        [___]  Smaller reporting company          [_X_]
(Do not check if a
smaller reporting company)
-------------------------- -------  ------------------------------ ---------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,645,193 as of December 31, 2010.

There were 74,520,248 shares outstanding of the registrant's Common Stock as of December 13, 2011.

                                             TABLE OF CONTENTS

                                                  PART I

ITEM 1                  Business                                                                       4
ITEM 1 A.               Risk Factors                                                                   9
ITEM 1 B.               Unresolved Staff Comments                                                      16
ITEM 2                  Properties                                                                     16
ITEM 3                  Legal Proceedings                                                              16
ITEM 4                  Removed and Reserved                                                           16

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and         16
                        Issuer Purchases of Equity Securities
ITEM 6                  Selected Financial Data                                                        19
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of     19
                        Operations
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                     23
ITEM 8                  Financial Statements and Supplementary Data                                    23
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial      24
                        Disclosure
ITEM 9 A.               Controls and Procedures                                                        24

ITEM 9 B                Other Information                                                              25

                                                 PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                        25
ITEM 11                 Executive Compensation                                                         29
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related     36
                        Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence      38
ITEM 14                 Principal Accounting Fees and Services                                         39

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                        40
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

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

THE FOLLOWING IS A SUMMARY OF SOME OF THE INFORMATION CONTAINED IN THIS DOCUMENT. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "WE," "US," "OUR," "30DC," OR THE "COMPANY" ARE TO 30DC, INC. UNLESS OTHERWISE INDICATED ALL AMOUNTS ARE UNITED STATES DOLLARS,

30DC, INC. F/K/A INFINITY CAPITAL GROUP, INC.

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the "Agreement") with 30DC, Inc., a Delaware corporation, ("30DC DE") and the Shareholders of 30DC DE. ("30DC DE Shareholders").

Infinity was incorporated on July 8, 2003, in Maryland. Until September 10, 2010, Infinity operated as a non-diversified closed-end management investment company which filed a notice of election to be regulated as a business development company under the 1940 Act.

On September 10, 2010, Infinity filed a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to Section 54(c) of the Investment Company Act of 1940 (the 1940
Act) on Form N-54C. Effective upon receipt by the Securities and Exchange Commission (SEC) the Company was no longer deemed a Business Development Company and subject to the provisions of the 1940 Act.

In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The 30DC DE Shareholders received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Infinity, as a result of the transaction, became the owning entity of 100% of the outstanding shares of common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. The business of 30DC DE is now the primary business of Infinity. In addition, as a result of the transaction the Company's year end changed from December 31st to June 30th.

Upon closing Messrs. Edward Dale and Clinton Carey were both appointed to the Board of Directors of Infinity, Mr. Dale was appointed the new Chief Executive Officer of the Company and Mr. Carey was appointed as the Chief Operating Officer. Mr. Dale is also the manager and an equity holder of the largest shareholder of 30DC, Marillion Partnership. Infinity has subsequently been renamed 30DC, Inc. (Maryland) ("30DC and together with its subsidiary "the Company").

The Company has its principal office located at 80 Broad Street, 5th Floor, New York, New York 10004, and its telephone number is (212) 962-4400. The Company maintains a website at www.30dcinc.com, such website is not incorporated into this document.

30DC DE was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC DE and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE.

30 Day Challenge and Immediate Edge are 30DC's two business divisions The 30 Day Challenge division offers a free online ecommerce training program, year round, with an online education subscription service. Additional offerings are products and services and periodic premium live seminars intended to target experienced Internet business operators. Immediate Edge is an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding shares after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities, as defined and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million Australian Dollars (AUD) (currently approximately $5.15 million) by January 16, 2012 or such other that date that the parties shall agree.

BUSINESS MODEL

30DC's business is driven by expanding its community of members, who have grown from 1,000 members in 2005 to nearly 100,000 members in 2011. The primary driver of 30DC's community growth is the Challenge which is a free online internet marketing program that is paced to be taken over a two-month period. In substantial detail, the Challenge takes participants through each of the steps from developing an idea through creating a fully-functioning online revenue generating business. The course content in the Challenge is geared for anyone with an interest in internet marketing; participants might be interested in starting a brand new business, in extending an existing business to the online platform or to make improvements to an existing online business.

Challenge participants become part of 30DC's base of customers to whom products and services are marketed. Offerings include;

     o    subscription products ranging in price from $30 - $100 per month

     o    weekend seminars priced up to $1,000 per participant

     o individual courses covering a range of topics such as valuing web sites

     o    one to one mentoring and private business consulting programs

30DC also generates revenue by promoting third party internet marketing products and services to its base of customers.

30DC plans to increase revenues through expanding its customer base and by offering more products to its existing customer base. Recently 30 Day has begun generating revenue from products that target an audience beyond internet marketing such as instruction on filming high-quality video utilizing mobile technology devices.

BUSINESS DIVISIONS

THE 30 DAY CHALLENGE

OVERVIEW

On July 15, 2009, 30DC DE acquired the net assets making up the 30 Day Challenge ("30 Day") from the Marillion Partnership and Edward Dale, an officer of 30DC DE. In exchange for the net assets, 30DC DE issued 2,820,000 shares of common stock to Marillion Partnership which became 30DC DE's majority shareholder and subsequently the largest shareholder of the Company. The net assets included cash, accrued receivables, intellectual property and property and equipment, and outstanding liabilities consisting of accounts payable, accrued expenses and deferred revenues.

The 30 Day Challenge division started in 2005 by offering a free internet marketing educational program that was originally known as the 30 Day Challenge and has evolved into the Company's current Challenge program. The Challenge program is an interactive education program which includes 30 days of instruction and incorporates weekly breaks for participants to put into practice the concepts they learn from the course. Participants are given the framework and guidance to design and develop an Internet business with modules on a range of topics including researching markets (including competition and opportunity), identifying and sustaining niche markets, utilizing social media to build your business and many other subjects pertinent to Internet marketing. There are no prerequisites to taking the course and participants come from around the globe. The Challenge has predominately grown through its own viral marketing campaign whereby members of its existing community spread word of the 30 Day Challenge through email and social media, including Twitter, Facebook, FriendFeed and blogs focused on internet marketing.

The growth in participants has resulted in a targeted community to which the 30 Day markets products and services such as monthly subscriptions, individual content specific courses, third party products, premium live seminars and one to one mentoring and consulting. As a third party affiliate, 30 Day Challenge earns commissions ranging between 20% and 75% on sales of internet marketing products and services in a price range of $47 to $1,997. Specific products include the Challenge +, which is offered as a monthly subscription for approximately $30 per month, Dominiche `Buying and Selling Websites' instruction program ("Dominiche"), the Marillion Project which includes intensive consulting and training for up to $10,000 per year and live seminars which offer premium content and networking opportunities for internet marketers willing to pay $1,000 for a three-day seminar.

30 DAY TECHNOLOGY AND INTELLECTUAL PROPERTY

30 Day employs proprietary technologies to support the viral growth of the community and membership numbers and to support sales of proprietary and third party products. The platform includes a significant amount of self designed and developed content and software/code solutions for both internal and subscriber use. The free Challenge program has been taped and the video content had been distributed to a hosted platform (YouTube) to widen the awareness of the Company and to increase the potential for search engine optimization (leading to better search engine rankings) and ultimately increased website traffic.

The intellectual property of 30 Day includes the Challenge community database, containing nearly 100,000 contacts with interests in internet marketing and e-commerce topics, the content library developed over the past six years and multiple web sites including the principal web site of the Challenge which is Challenge.co.

COMMUNITY GROWTH

As indicated below, the 30 Day community has experienced growth over the past six years;

         2005: ~  1,000 Participants
         2006: ~  3,500 Participants
         2007: ~ 15,000 Participants
         2008: ~ 45,000 Participants
         2009: ~ 80,000 Participants
         2010: ~ 90,000 Participants
         2011: ~100,000 Participants

Strategies are being implemented and developed to further the growth of the community including increased marketing through affiliates and joint venture programs.

THE IMMEDIATE EDGE

OVERVIEW

On July 15, 2009, 30DC DE acquired the net assets making up the Immediate Edge ("Immediate") from Dan Raine, a founding shareholder of 30DC DE. In exchange for the net assets, 30DC DE issued 600,000 shares of common stock. The net assets include cash and an outstanding liability consisting of deferred revenues.

Immediate provides a subscription-based Internet education program offering high-end internet marketing instruction and strategies for online commerce practitioners. Such education includes advice on selling digital products and services, how to run membership sites, affiliate management systems, rewards programs and search engine optimization among other services. Immediate also generates revenue from standalone products and affiliate marketing of targeted third-party products to its customer base.

BUSINESS MODEL

Immediate charges subscribers $97 per month for its flagship product the Immediate Edge which includes information on topics like social bookmarking, web 2.0, Facebook marketing and Twitter strategies. This can represent value for subscribers because it enables them to avoid paying search engine optimizers fees for their services. Immediate also offers standalone products including software plug-ins that enhance the capabilities of commercially available software designed to drive more traffic to customer web sites. Prior to the acquisition of Immediate' operations by 30DC DE, Immediate was a customer of 30 Day.

IMMEDIATE EDGE TECHNOLOGY AND INTELLECTUAL PROPERTY

The Immediate Edge intellectual property includes proprietary content developed over the past four years on varying aspects of internet marketing as well as a number of web sites including the primary web site Immediate Edge.com. The member only web site contains self contained training programs ("blueprints") on specific topics, including but not limited to, creating apps, AdSense, Sniper Traffic, Flippa, Facebook, business building, product execution and content clusters which are implementation guides. Members are invited participate in question and answer session with internet marketing industry leaders and the sessions are archived on the member only web site. Members can submit their web site for a thorough site analysis and these are made available for other members to access. Members have access to the training center which contains sections on subjects including, but not limited to, finding a niche, market research, search engine optimization, social marketing, copywriting, outsourcing and selling your web site. Members have access to a variety of tools and shortcuts that a geared to managing an online business.


GROWTH OPPORTUNITIES

The Challenge affords Immediate with a platform for reaching new subscribers. The Immediate Edge subscription product is promoted to the 30 Day community as a service for online business operators who have gone beyond the initial stage of learning, wanting to take their business to the next level and wanting to stay on-top of trends and ensure their Internet marketing strategies employ the latest tools and techniques. Immediate also runs $1 for one week trial subscriber promotions a few times a year to attract new subscribers. Future growth is also expected to come from increased frequency of standalone products from annually to quarterly and to market the products to a wider audience including through affiliate marketing and joint ventures.

THE MARKET

The worldwide demand for online information and products has grown with the increasing availability of high speed internet, mobile communications and general increase of computing across the globe. New online businesses are starting every day and these entrepreneurs are potential customers with the more sophisticated and successful online businesses being potential customers for the offerings of 30 Day and Immediate.

To reach a wider audience of potential customers, the Company has begun a more robust affiliate program where third parties will promote the Company's products. A custom affiliate system has been designed to track customer referrals by the affiliate referring the customer so future customer purchases can be credited to the affiliate who will earn commission on such purchases. Historically, the entry point of participants has been the free Challenge program for which no affiliate commissions were earned, the new tracking system encourages affiliate referrals by enabling commissions to the affiliates for future purchases of participants referred to the free program. The Company is planning joint venture arrangements with other marketing companies where each will promote the other's products to their respective customer bases through custom webinars and bonus products specifically tailored to the target audience.

The Company is also developing products that appeal to a wider market segment, such as instructional videos for using popular technology and social media products. These more consumer oriented products will expand the Company's reach beyond internet marketing businesses to a much larger potential customer base.

Other ways for the Company to expand its marketing include paying for traffic generation to its web sites or for leads to promote its products through targeted e-mails. The Company has not historically taken this approach but as this type of marketing becomes more sophisticated and segmenting of target customers more precise, the Company expects the benefits will increase relative to cost and is exploring this avenue to further increase its customer base.

COMPETITION

As internet commerce has grown at a double digit rate in the past decade, internet marketing and education companies have helped fuel this growth. 30DC is one of a number of companies that offer training to newcomers as well as experienced sellers in "how to grow a business by more effectively marketing on the Internet." While some general education companies offer courses in Internet marketing, 30DC's primary competition comes from small Internet marking companies focused on building a loyal following of customers. 30DC has built relationships with a number of its competitors whereby they cross promote each other's offerings which sometimes overlap and sometimes cover different aspects of Internet marketing. 30DC's free Challenge program is the largest offering of this type from any company we know of and has helped to build the Company's customer base. The Company earns revenue from customers in its database purchasing products and services from third parties, some of whom are competitor Internet marketing companies.

INTELLECTUAL PROPERTY

The Company's recorded and unrecorded assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights. We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2011, we had approximately 10 employees and contractors.

ITEM 1A. RISK FACTORS
---------------------

                  RISKS RELATING TO OUR BUSINESS AND STRUCTURE

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

GOING CONCERN

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2011, the Company has a working capital deficit of approximately $1,644,000 and has accumulated losses of approximately $2,768,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Since the start of the Company's fiscal year in July 2010, the Company raised $382,800 in new capital investment, less capital raising costs of $40,550, for net proceeds of $342,250 and settled approximately $850,000 of liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current fiscal year has included significant non-recurring transaction costs. The Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

30DC  CAN  GIVE NO  ASSURANCE  OF  SUCCESS  OR  PROFITABILITY  TO THE  COMPANY'S
INVESTORS.

There is no assurance that 30DC will operate profitably. There is no assurance that the Company will continue to generate revenues or that the Company will be able to generate profits, or that the market price of the Company's common stock will be increased thereby.

WE WILL INCUR EXPENSES IN CONNECTION WITH OUR SEC FILING REQUIREMENTS AND WE MAY NOT BE ABLE TO MEET SUCH COSTS, WHICH COULD JEOPARDIZE OUR FILING STATUS WITH THE SEC.

As a public reporting company we are required to meet the filing requirements of the SEC. We may see an increase in our legal and accounting expenses as a result of such requirements. We estimate such costs on an annualized basis to be approximately $200,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject to comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. If we are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

30DC'S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO THE COMPANY.

Certain conflicts of interest may exist between 30DC and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to 30DC business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to 30DC. See "Directors and Executive Officers".

THE COMPANY WILL NEED ADDITIONAL FINANCING FOR WHICH 30DC HAS NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF THE COMPANY'S BUSINESS PLAN.

30DC has limited funds, and such funds may not be adequate to carry out the business plan. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, 30DC's operations will be limited to those that can be financed with its modest capital.

THE COMPANY MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY ITS PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

30DC may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of 30DC by its current shareholders, which could present significant risks to investors.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

The Company is a "penny stock" company. Our securities currently trade over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of shareholders to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

The Company has not paid dividends on our common stock and does not anticipate paying such dividends in the foreseeable future.

OUR INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our shareholders a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

                RISK FACTORS RELATING TO THE COMPANY AND BUSINESS

Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

THE COMPANY HAS A LIMITED OPERATIONAL HISTORY.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

WE ARE HIGHLY DEPENDENT ON THE SERVICES OF KEY PERSONNEL.

Our success depends and will depend on the efforts and abilities of Edward Dale, our Chairman of the Board, President and Chief Executive Officer, and Dan Raine, our Executive VP of Business Development. The loss of either of them would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

IF WE DO NOT CONTINUALLY UPDATE OUR PRODUCTS, THEY MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES.

The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render our existing Web site and proprietary technology obsolete. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of other proprietary technology entails significant technical and business risk. There can be no assurance that we will be successful in developing and using new technologies or adapt our proprietary technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our new products and electronic commerce services do not achieve market acceptance, our business, prospects, results of operations and financial condition would be materially adversely affected.

We cannot assure you that we will be able to keep pace with technological advances or that our products will not become obsolete. We cannot assure you that competitors will not develop related or similar products and bring them to market before we do, or do so more successfully, or that they will not develop technologies and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization, or develop similar technology independently. Any legal action that we might bring or other steps we might take to protect this property could be unsuccessful, expensive and distract management from day-to-day operations.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of these proprietary rights.

SYSTEMS FAILURES COULD HARM OUR BUSINESS.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any catastrophic outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any catastrophic security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

WE DEPEND ON CONTINUED PERFORMANCE OF AND IMPROVEMENTS TO OUR COMPUTER NETWORK.

Any failure of our computer systems that causes interruption or slower response time of our web sites or services could result in a smaller number of users of our web sites. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our subscription products and services. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

INTERNET COMMERCE SECURITY THREATS COULD POSE A RISK TO OUR ONLINE SALES AND OVERALL FINANCIAL PERFORMANCE.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We and our partners rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used by us and our partners to protect consumer's transaction data. If any such compromise of security were to occur, it could have a materially adverse effect on our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of online services generally, especially as a means of conducting commercial transactions. To the extent that our activities, our partners or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will not prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on our business, prospects, financial condition and results of operations.

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS.

A key element of our strategy is to generate a high volume of traffic on, and use of, our services across our network infrastructure and systems. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues depend on the number of visitors who sign up for our services. Any systems interruptions that result in the unavailability of our software systems or network infrastructure would reduce the volume of sign ups and the attractiveness of our service offerings.
We may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. We will use a combination of industry supplied software and internally developed software and systems for our search engine, distribution network, and substantially all aspects of transaction processing, including order management, cash and credit card processing, and accounting and financial systems. Any substantial disruptions or delays in any of our systems would have a materially adverse effect on our business, prospects, financial condition and results of operations.

THERE ARE RISKS ASSOCIATED WITH OUR DOMAIN NAMES.

We currently hold various Web domain names relating to our brand. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all of the countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights. Any such inability could have a materially adverse effect on our business, prospects, financial condition and results of operations.

STORAGE  OF  PERSONAL  INFORMATION  ABOUT OUR  CUSTOMERS  COULD  POSE A SECURITY
THREAT.

Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. This policy is accessible to users of our services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

WE FACE POSSIBLE LIABILITY FOR INFORMATION DISPLAYED ON OUR WEB SITES.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web site and across our distribution network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites and distribution network through links to other Web sites.

WE HAVE AGREED TO INDEMNIFY OUR OFFICERS AND DIRECTORS AGAINST LAWSUITS.

We are a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

IF WE ENGAGE IN ANY ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

We intend to acquire businesses, technologies, services or products or license technologies that we believe are a strategic fit with our business, though none have been identified at the time of this filing, other than the Rivus transaction. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize our anticipated benefits.

WE MAY ENGAGE IN TRANSACTIONS THAT PRESENT CONFLICTS OF INTEREST.

The Company and officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an "arms-length" transaction, there can be no assurance that any transaction will meet these requirements in every instance.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None.

ITEM 2. PROPERTIES
------------------

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a new lease effective March 2010 for twelve months and is continuing on a month-to-month basis. The lease is noncancellable with a minimum monthly payment of $99 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended June 30, 2011 and 2010 was approximately $1,843 and $ 0, respectively.

REAL PROPERTY

None.

MINERAL PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

30DC anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and 30DC cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


ITEM 4. (REMOVED AND RESERVED)
------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

The Company's common stock is presently traded over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc. On December 9, 2010, as result of our name change our trading symbol was changed to "TDCH." Prior to December 9, 2010, our common stock traded under the symbol "IGCP."

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended June 30, 2011 and 2010. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET INFORMATION

                                                     HIGH              LOW
FISCAL YEAR ENDED JUNE 30, 2011:                   --------          --------

Quarter Ended September 30, 2010                    $0.39             $0.04
Quarter Ended December 31, 2010                     $0.28             $0.05
Quarter Ended March 31, 2011                        $0.18             $0.08
Quarter Ended June 30, 2011                         $0.38             $0.17


                                                     HIGH              LOW
FISCAL YEAR ENDED JUNE 30, 2010:                   --------          --------

Quarter Ended September 30, 2009                    $0.25             $0.11
Quarter Ended December 31, 2009                     $0.15             $0.08
Quarter ended March 31, 2010                        $0.08             $0.01
Quarter ended June 30, 2010                         $0.06             $0.02

HOLDERS

As of June 30, 2011, the Company had approximately 125 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales and issuances of our securities from July 1, 2010 through June 30, 2011.

    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES        CONSIDERATION         CLASS OF PURCHASER
---------------------- --------------------- ----------------- ------------------------ -----------------------
9/10/10 (1)                Common stock         60,984,000       30DC Acquisition        Business Associate

9/22/10 (2)                Common stock         2,554,205        Private Placement           Investors

9/22/10 (2)                  Warrants           5,108,410        Private Placement           Investors

9/30/10 (1)                Common stock          660,000        Consulting Services      Business Associate

9/30/10 (1)                Common stock          480,770        Consulting Services      Business Associate

9/30/10 (1)                Common stock          444,327        Consulting Services      Business Associate

9/30/10 (1)                Common stock          769,231        Contactor Services       Business Associate

10/28/10 (1)               Common stock          675,314        Consulting Services      Business Associate

11/4/10 (2)                Common stock           38,462         Private Placement           Investors

11/4/10 (2)                  Warrants             76,924         Private Placement           Investors

11/10/10 (2)               Common stock          115,386         Private Placement           Investors

11/10/10 (2)                 Warrants            230,772         Private Placement           Investors

11/24/10 (2)               Common stock           76,924         Private Placement           Investors

11/24/10 (2)                 Warrants            153,848         Private Placement           Investors

12/23/10 (2)               Common stock          307,696         Private Placement           Investors

12/23/10 (2)                 Warrants            615,392         Private Placement           Investors

2/10/11 (1)                Common stock           76,923        Consulting Services      Business Associate

2/10/11 (1)                Common stock          384,616         Employee Services            Officer

2/10/11 (1)                Common stock           96,154        Consulting Services      Business Associate


    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES        CONSIDERATION         CLASS OF PURCHASER
---------------------- --------------------- ----------------- ------------------------ -----------------------

2/14/11 (2)                Common stock          155,001         Private Placement           Investors

2/14/11 (2)                  Warrants            310,002         Private Placement           Investors

3/9/11 (2)                 Common stock          153,848         Private Placement           Investors

3/9/11 (2)                   Warrants            307,696         Private Placement           Investors


EXEMPTION FROM REGISTRATION CLAIMED

(1) ALL OF THE ABOVE SALES BY THE COMPANY OF ITS UNREGISTERED SECURITIES WERE MADE BY THE COMPANY IN RELIANCE UPON SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"). ALL OF THE INDIVIDUALS AND/OR ENTITIES THAT PURCHASED THE UNREGISTERED SECURITIES WERE KNOWN TO THE COMPANY AND ITS MANAGEMENT, THROUGH PRE-EXISTING BUSINESS RELATIONSHIPS. ALL PURCHASERS WERE
PROVIDED ACCESS TO ALL MATERIAL INFORMATION, WHICH THEY REQUESTED, AND ALL INFORMATION NECESSARY TO VERIFY SUCH INFORMATION AND WERE AFFORDED ACCESS TO MANAGEMENT OF THE COMPANY IN CONNECTION WITH THEIR PURCHASES. ALL PURCHASERS OF THE UNREGISTERED SECURITIES ACQUIRED SUCH SECURITIES FOR INVESTMENT AND NOT WITH A VIEW TOWARD DISTRIBUTION, ACKNOWLEDGING SUCH INTENT TO THE COMPANY. ALL CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES THAT WERE ISSUED CONTAINED RESTRICTIVE LEGENDS, PROHIBITING FURTHER TRANSFER OF THE CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES, WITHOUT SUCH SECURITIES EITHER BEING FIRST REGISTERED OR OTHERWISE EXEMPT FROM REGISTRATION IN ANY FURTHER RESALE OR DISPOSITION.

(2) ALL OF THE ABOVE SALES BY THE COMPANY OF ITS UNREGISTERED SECURITIES WERE MADE BY THE COMPANY IN RELIANCE UPON RULE 506 OF REGULATION D OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"). ALL OF THE INDIVIDUALS AND/OR ENTITIES THAT PURCHASED THE UNREGISTERED SECURITIES WERE PRIMARILY EXISTING SHAREHOLDERS, KNOWN TO THE COMPANY AND ITS MANAGEMENT, THROUGH PRE-EXISTING BUSINESS RELATIONSHIPS, AS LONG STANDING BUSINESS ASSOCIATES. ALL PURCHASERS WERE PROVIDED ACCESS TO ALL MATERIAL INFORMATION, WHICH THEY REQUESTED, AND ALL INFORMATION NECESSARY TO VERIFY SUCH INFORMATION AND WERE AFFORDED ACCESS TO MANAGEMENT OF THE COMPANY IN CONNECTION WITH THEIR PURCHASES. ALL PURCHASERS OF THE UNREGISTERED SECURITIES ACQUIRED SUCH SECURITIES FOR INVESTMENT AND NOT WITH A VIEW TOWARD DISTRIBUTION, ACKNOWLEDGING SUCH INTENT TO THE COMPANY. ALL CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES THAT WERE ISSUED CONTAINED RESTRICTIVE LEGENDS, PROHIBITING FURTHER TRANSFER OF THE CERTIFICATES OR AGREEMENTS REPRESENTING SUCH SECURITIES, WITHOUT SUCH SECURITIES EITHER BEING FIRST REGISTERED OR OTHERWISE EXEMPT FROM REGISTRATION IN ANY FURTHER RESALE OR DISPOSITION.

ISSUER PURCHASES OF EQUITY SECURITIES

30DC, Inc. did not repurchase any shares of its common stock during the year ended June 30, 2011.

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

OVERVIEW

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

During the year ended June 30, 2011, the Company recognized revenues of $1,893,314 from its operations compared to $2,002,556 during the year ended June 30, 2010. Revenues of the Company were from the following sources during the year ended June 30, 2011 compared to June 30, 2010.

                                Year Ended         Year Ended     Increase or
                               June 30, 2011     June 30, 2010     (Decrease)
                            ------------------ ------------------ ------------
Revenue
  Commissions                     $    449,800       $   738,842   $ (289,042)
  Subscription Revenue                 673,650           762,873      (89,223)
  Products and Services                190,837           173,744       17,093
Seminars and Mentoring                 579,027           327,097      251,930
                            ------------------ ------------------ ------------
   Total Revenues                  $ 1,893,314       $ 2,002,556   $ (109,242)
                            ------------------ ------------------ ------------

The $289,042 decrease in commissions was a result of a number of factors. During the year ended June 30, 2010, the Company promoted some new affiliate programs which attracted purchases from all active participants resulting in additional commissions. Existing affiliate programs typically generate the majority of commissions from new participants. Other factors included fewer new participants in the Company's Challenge program in the year ended June 30, 2011 and a large payer of affiliate commissions revised their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. During the year ended June 30, 2011, there were no material amounts earned from new affiliate programs but the Company began selling more of its own products and services such as video recordings of the Company's live seminars to its full list of active participants.

The $89,223 decrease in subscription revenue was due to a net decrease in active subscribers. For the year ended June 30, 2011 the active subscriber base averaged 988 per month and for the year ended June 30, 2010 the active subscriber base averaged 1,259 per month. The decrease in subscribers was almost entirely from the Company's Challenge Plus subscription product which was started in 2009 and had a large initial subscriber base which leveled off over the balance of the fiscal year ending June 30, 2010. A few times a year the Company will run promotions aimed at increasing the subscription base and this was partially delayed during the year ended June 30, 2011 year due to the longer duration of the Company's Challenge program which ended nearly a month later during the year ended June 30, 2011.

The $17,093 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale which started during the year end June 30, 2010. Previously the Company had been offering more third party products for which affiliate commissions were earned. The Company's own products include video recordings of the Company's live seminars and tools to aid in operating internet-based businesses.

The $251,930 increase in seminars and mentoring income is primarily from an increase in the number of customers participating in the mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the year ended June 30, 2011 there was an average of 94 mentoring students per month and for the year ended June 30, 2010 there was an average of 33 mentoring students per month.

During the year ended June 30, 2011, the Company incurred $3,197,048 in operational expenses compared to $3,030,052 during the year ended June 30, 2010. Operational expenses during the years ended June 30, 2011 and 2010, include the following categories:

                                   Year Ended       Year Ended       Increase or
                                 June 30, 2011     June 30, 2010       Decrease
                                ---------------- ------------------- -----------
Accounting Fees                $    296,037      $     320,543      $   (24,506)
Paypal Fees                          44,652             55,624          (10,972)
Commissions                          97,839             69,445           28,394
Independent Contractors             556,305            600,521          (44,216)
Depreciation                         70,743             61,669            9,074
Internet Expenses                    64,731             55,767            8,964
Legal Fees                           60,996             52,874            8,122
Officer's Salaries                  200,000                  -          200,000
Payroll Taxes                        39,878             33,280            6,598
Related Party Contractors           809,864          1,408,669         (598,805)
Telephone                            37,944             33,251            4,693
Transaction Fees                    670,138                  -          670,138
Travel & Entertainment              156,490            256,547         (100,057)
Other Operating Expenses             91,431             81,862            9,569
                               ---------------- ------------------- ------------

Total Operating Expenses       $  3,197,048     $    3,030,052      $   166,996
                               ================ =================== ============


The $24,506 decrease in accounting fees due to a decrease in audit fees of approximately $88,000 offset by an increase of approximately $64,000 in fees for accountant consultants engaged to assist with the Company's SEC filing requirements.

The increase of $28,394 in commissions is from additional affiliate commissions incurred on the increased sales of products and services and the fact that a greater percentage of products and services were sold through affiliates during the year ended June 30, 2011.

The decrease of $44,216 in independent contractors was primarily due to a decrease of approximately $78,000 for investor relations consultants, of which $52,750 was the decrease in equity based compensation offset by an approximately $30,000 increase due to change in exchange rates.

The increase of $200,000 in officer's salaries was for the Company's CFO, Theodore A. Greenberg which was necessitated by the share exchange and requirements for the Company's public filings.

Related Party Contractor Fees consist of payments to Marillion Partnership, 23V Industries, Ltd. which was succeeded by Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief
Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $598,805 decrease results from larger bonus payments to Marillion and 23V during the year ended June 30, 2010 based on the net cash flow of the 30 Day Challenge and Immediate Edge divisions. The bonuses were no longer applicable after the share transaction with Infinity in September 2010.

The increase of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $100,057 in travel and entertainment reflects fewer overseas trips during the year ended June 30, 2011 than during the year ended June 30, 2010.

During the year ended June 30, 2011, the Company recognized a net loss from continuing operations of ($1,340,545) compared to a net loss of ($1,063,386) during the year ended June 30, 2010. The increased loss of $277,159 was a primarily the result of the $166,996 increase in operational expenses and the $109,242 decrease in revenues during the period shown above.

ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant  accounting  policies  and  recent  accounting   pronouncements  are
included in note 2 to the financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $33,790 at June 30, 2011 and the Company had a working capital deficit of $1,644,259. Since the start of the Company's fiscal year in July 2010, the Company raised $382,800 in new capital investment, less capital raising costs of $40,550 for net proceeds of $342,250 and settled approximately $850,000 of expenses and liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current year has included significant non-recurring transaction costs. As further discussed in Note 13 to the consolidated financial statements, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

Included in liabilities of discontinued operations at June 30, 2011 is $193,367 (including $58,347 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the year ended June 30, 2011, the Company used $343,319 in operating activities. During the year ended June 30, 2010, the Company used $439,916 in operating activities. The decreased use of funds of $96,597 was due to expenses paid or settled with shares of the Company's common stock and accrued but unpaid expenses offsetting an increased operating loss and decrease in deferred revenue.

During the year ended June 30, 2011, the Company used $13,204 in investing activities. During the year ended June 30, 2010, the Company used $65,248 in investing activities. The decrease in investment of $52,044 was due to a decrease in the amount of computer and audio visual equipment purchased by the Company.

During the year ended June 30, 2011, financing activities provided the Company with $349,750. During the year ended June 30, 2010, financing activities provided the Company with $494,210. In each period receipts from the Company's private placement memorandum provided the bulk of these funds with the 2010 period raising a larger sum of capital.

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

GOING CONCERN

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2011, the Company has a working capital deficit of approximately $1,644,000 and has accumulated losses of approximately $2,768,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Since the start of the Company's fiscal year in July 2010, the Company raised $382,800 in new capital investment, less capital raising costs of $40,550, for net proceeds of $342,250 and settled approximately $850,000 of liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current fiscal year has included significant non-recurring transaction costs. The Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of 30DC, Inc. for the year ended June 30, 2011 appear as pages F-1 through F-24.

           30DC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

                                      INDEX


    Page F-3    Report of Independent Registered Public Accounting Firm

    Page F-4    Consolidated Balance Sheets

    Page F-5    Consolidated Statements of Operations

    Page F-6    Consolidated Statements of Changes in Stockholders' Deficiency

    Page F-7    Consolidated Statements of Cash Flows

    Page F-8    Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the
Board of Directors and Shareholders of 30DC Inc.

We have audited the accompanying consolidated balance sheets of 30DC Inc and Subsidiary (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC Inc and Subsidiary as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficiency as of June 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
-----------------------------
New York, NY
December 13, 2011

                                                      30DC, INC. AND SUBSIDIARY
                                                     Consolidated Balance Sheets


                                                                                                 June                 June
                                                                                               30, 2011             30, 2010
                                                                                           -----------------   --------------------
Assets

Current Assets

         Cash and Cash Equivalents                                                         $         33,790    $            28,405
         Accrued Commissions Receivable                                                              41,199                 66,705
         Deferred Financing Costs                                                                         -                  7,500
         Assets of Discontinued Operations                                                           99,375                      -
                                                                                           -----------------   --------------------

                 Total  Current Assets                                                              174,364                102,610

Property and Equipment, Net                                                                          84,041                111,516
Goodwill                                                                                          1,503,860                      -
                                                                                           -----------------   --------------------

                 Total Assets                                                              $      1,762,265    $           214,126
                                                                                           =================   ====================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                                  $        565,534    $           272,438
         Accrued Expenses and Refunds                                                               335,288                248,319
         Deferred Revenue                                                                           273,641                278,118
         Private Placement Subscriptions Received                                                         -                501,590
         Due to Related Parties                                                                     262,761                202,380
         Liabilities of Discontinued Operations                                                     381,399                      -
                                                                                           -----------------   --------------------

                 Total Current Liabilities                                                        1,818,623              1,502,845
                                                                                           -----------------   --------------------

                 Total Liabilities                                                                1,818,623              1,502,845
                                                                                           -----------------   --------------------

Stockholders' Deficiency

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                             -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                 74,520,248 and 60,984,000 issued and outstanding respectively                       74,520                 60,984
         Paid in Capital                                                                          2,758,001                      -
         Accumulated Deficit                                                                     (2,767,957)            (1,327,911)
         Accumulated Other Comprehensive Loss                                                      (120,922)               (21,792)
                                                                                           -----------------   --------------------

                 Total Stockholders' Deficiency                                                     (56,358)            (1,288,719)
                                                                                           -----------------   --------------------

Total Liabilities and Stockholders' Deficiency                                             $      1,762,265    $           214,126
                                                                                           =================   ====================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                30DC, INC. AND SUBSIDIARY
                              Consolidated Statements of Operations and Comprehensive Loss
                                                  Years Ended June 30,


                                                                                   2011                   2010
                                                                             -----------------     --------------------
Revenue

         Commissions                                                         $       449,800       $           738,842
         Subscription Revenue                                                        673,650                   762,873
         Products and Services                                                       190,837                   173,744
         Seminars and Mentoring                                                      579,027                   327,097
                                                                             -----------------     --------------------

                     Total Revenue                                                 1,893,314                 2,002,556

Operating Expenses                                                                 3,197,048                 3,030,052
                                                                             -----------------     --------------------

Operating Loss                                                                    (1,303,734)               (1,027,496)

Other Income (Expense)

         Foreign Currency Loss                                                       (36,811)                  (39,986)
         Gain on Sale of Assets                                                            -                     4,096
                                                                             ------------------     --------------------

                     Total Other Income (Expense)                                    (36,811)                  (35,890)
                                                                             -----------------     --------------------

Loss From Continuing Operations                                                   (1,340,545)               (1,063,386)

Loss From Discontinued Operations                                                    (99,501)                        -
                                                                             -----------------     --------------------

Net Loss                                                                          (1,440,046)               (1,063,386)

Foreign Currency Translation (Loss) Gain                                             (99,130)                    1,408
                                                                             -----------------     --------------------

Comprehensive Loss                                                           $    (1,539,176)      $        (1,061,978)
                                                                             =================     ====================

Weighted Average Common Shares Outstanding
Basic                                                                             71,078,136                60,984,000
Diluted                                                                           71,078,136                60,984,000
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                                                   $         (0.02)      $             (0.02)
     Discontinued Operations                                                           (0.00)                       -
Net Loss Per Common Share                                                    $         (0.02)      $             (0.02)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      30DC, INC. And Subsidiary
                                   Consolidated Statements of Changes in Stockholders' Deficiency


                                                                                         ACCUMULATED
                                                                                            OTHER                         TOTAL
                                                    COMMON STOCK           ADDITIONAL    COMPREHENSIVE    ACCUMULATED  STOCKHOLDERS'
                                                SHARES       PAR VALUE  PAID IN CAPITAL  INCOME (LOSS)      DEFICIT     DEFICIENCY
                                             ---------------------------------------------------------------------------------------
Balance - June 30, 2009 Combined (1)           15,840,000    $   15,840  $           -    $   (23,200)   $   (219,381)  $  (226,741)

   Net Loss                                             -             -              -              -      (1,063,386)   (1,063,386)

   Foreign currency translation                         -             -              -          1,408               -         1,408

   Issuance of Common Stock for 30 Day and
               Immediate acquisition (1)       45,144,000        45,144              -              -         (45,144)            -
                                             ---------------------------------------------------------------------------------------

Balance - June 30, 2010                        60,984,000    $   60,984  $           -    $   (21,792)   $ (1,327,911)  $(1,288,719)

   Net Loss                                             -             -              -              -      (1,440,046)   (1,440,046)

   Foreign currency translation                         -             -              -        (99,130)              -       (99,130)

   Infinity Share Exchange                      6,547,391         6,547      1,041,037              -               -     1,047,584

   Issuance of Common Stock to Non-Employees    1,842,334         1,842        474,146              -               -       475,988

   Issuance of Common Stock to Employee           384,615           385         99,615              -               -       100,000

   Issuance of Common Stock to Investors, Net   1,472,318         1,472        340,778              -               -       342,250

   Issuance of Common Stock to Settle Prior
               Subscriptions Received           1,929,204         1,929        499,661              -               -       501,590

   Issuance of Common Stock to Settle
               Liabilities                      1,360,386         1,361        302,764              -               -       304,125
                                             ---------------------------------------------------------------------------------------

Balance - June 30, 2011                        74,520,248    $   74,520  $   2,758,001    $  (120,922)   $ (2,767,957)  $   (56,358)
                                             =======================================================================================

     (1)  Restated for the 13.2 share exchange ratio between Infinity and 30DC


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     30DC, INC. AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows

                                                                                                           Year Ended
                                                                                                  June 30,              June 30,
                                                                                                    2011                  2010
                                                                                              -----------------    ---------------
Cash Flows from Operating Activities:
    Loss From Continuing Operations                                                           $     (1,340,545)    $   (1,063,386)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
         Depreciation and Amortization                                                                  70,743             61,669
         Equity Based Payments To Non-Employees                                                        475,988                  -
         Equity Based Payments To Employees                                                            100,000                  -
         Gain on Sale of Property and Equipment                                                              -             (4,096)

     Changes in Operating Assets and Liabilities
         Accrued Commissions Receivable                                                                 43,784            (29,686)
         Accounts Payable                                                                               (3,222)           (47,378)
         Accrued Expenses and Refunds                                                                  150,403            210,020
         Deferred Revenue                                                                              (76,518)           230,561
         Due to Related Parties                                                                        236,048            202,380
                                                                                              -----------------    ---------------

                     Net Cash Used in Operating Activities                                            (343,319)          (439,916)
                                                                                              -----------------    ---------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                                           (16,554)           (89,043)
         Proceeds From Sale of Property and Equipment                                                        -             23,795
         Cash - Acquired In Acquisition of Infinity                                                      3,350                  -
                                                                                              -----------------    ---------------

                     Net Cash Used in Investing Activitities                                           (13,204)           (65,248)
                                                                                              -----------------    ---------------

Cash Flows from Financing Activities
         Sale of common stock, net                                                                     342,250                  -
         Stock Subscriptions Receivable                                                                      -                120
         Deferred Financing Costs                                                                        7,500             (7,500)
         Private Placement Subscriptions Received                                                            -            501,590
                                                                                              -----------------    ---------------

                     Net Cash Provided by Financing Activities                                         349,750            494,210
                                                                                              -----------------    ---------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                                          (21,333)                 -
                                                                                              -----------------    ---------------

                     Net Cash Used in Discontinued Operations                                          (21,333)                 -
                                                                                              -----------------    ---------------

Effect of Foreign Exchange Rate Changes on Cash                                                         33,491             12,944
                                                                                              -----------------    ---------------

Increase in Cash and Cash Equivalents                                                                    5,385              1,990
Cash and Cash Equivalents - Beginning of Period                                                         28,405             26,415
                                                                                              -----------------    ---------------

Cash and Cash Equivalents - End of Period                                                     $         33,790     $       28,405
                                                                                              =================    ===============

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                               $        501,590     $            -

Common Stock Issued to Settle Liabilities, Including $25,000 in Discontinued Operations       $        304,125     $            -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
---------------------------------------------------------

30DC, Inc., Delaware, ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE which were subsequently exchanged for 37,224,000 shares in the exchange with Infinity detailed below. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE which were subsequently exchanged for 7,920,000 shares in the exchange with Infinity detailed below. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC DE and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE. In accordance with the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations", the acquisitions of 30 Day and Immediate were accounted for as transactions between entities under common control, whereby the acquired assets and liabilities of 30 Day and Immediate were recognized in the Financial Statements at their carrying amounts and the acquisitions are reflected in the accompanying Financial
Statements for the year ended June 30, 2010 as if they occurred as of the beginning of the period. The June 30, 2009 balance on the Statement of Changes in Stockholders' Equity represents the combined balances of 30DC DE, 30 Day and Immediate prior to the acquisitions.

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

30DC offers Internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with more than 90,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced Internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online ecommerce practitioners. Other revenue streams include sales of instructional courses and software tools related to Internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's recorded and unrecorded assets consist primarily of property and

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has had recurring losses and as of June 30, 2011, the Company has a working capital deficit of approximately $1,644,000 and has accumulated losses of approximately $2,768,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Since the start of the Company's fiscal year in July 2010, the Company raised $382,800 in new capital investment, less capital raising costs of $40,550, for net proceeds of $342,250 and settled approximately $850,000 of liabilities by issuing shares of the Company's common stock. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle additional liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs which during the current fiscal year has included significant non-recurring transaction costs. As further discussed in note 13, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending June 30, 2011. For the year ending June 30, 2010 and for the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of cumulative adjustments of foreign currency translation which is further discussed in the foreign currency translation and measurement below.

REVENUE RECOGNITION

The Company generally applies revenue recognition principles in accordance with ASC 605, "Revenue Recognition". Accordingly, revenue is generally recognized when persuasive evidence of an agreement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability is reasonably assured.

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

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

The functional currency of the Company's 30 Day Challenge division is the Australian dollar. All other Company operations use the United States dollar as their functional currency. Under ASC 830 "Foreign Currency Matters", functional currency assets and liabilities are translated into the reporting currency, US Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

respective periods. Re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the Statement of Operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates in these financial statements are the estimated useful lives used to calculate depreciation of property and equipment and the estimate of the Company's future taxable income used to calculate the Company's deferred tax valuation allowance. The Company evaluates all of its estimates on an on-going basis.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings Per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share for the years ended June 30, 2011 and 2010 excludes potentially dilutive securities consisting of 3,401,522 warrants and 600,000 options at June 30, 2011 because their inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts". ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected early adoption of this standard and the adoption did not have a material impact on the Company's consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3. BUSINESS COMBINATION
----------------------------

The Company accounts for business combinations under ASC Topic 805 which establishes principles and requirements as to how acquirers recognize and measure the identifiable assets acquired, the liabilities assumed and goodwill acquired in a business combination.

30DC, INC.

On September 10, 2010, Infinity exchanged 60,984,000 shares for 100% of the outstanding shares of 30DC DE. After the share exchange, the former shareholders in 30DC DE held approximately 90% of the outstanding shares in Infinity and the officers of 30DC DE became the officers of Infinity.

Accordingly, the share exchange has been accounted for as a reverse business combination in which 30DC DE is deemed to be the accounting acquirer.

The fair value of the assets acquired in the share exchange with Infinity was $1,689,880 based on 6,547,391 shares issued at a value of $0.16 per share and the assumption of identifiable liabilities of $642,297. As part of the share exchange 30DC DE acquired identifiable assets of $186,020 and the remaining portion of fair value has been allocated to goodwill. Pursuant to the reverse business combination, 30DC DE has restated its statements of stockholders'

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

equity on a recapitalization basis, so that all accounts are now presented as if the reverse business combination had occurred at the beginning of the earliest period presented.

NOTE 4. DISCONTINUED OPERATIONS
-------------------------------

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

Results of Discontinued Operations for the

                                                    Year Ended
                                                   June 30, 2011
                                               ----------------------

Revenues                                                          $-
Operating expenses                                            16,845
Loss from operations                                        (16,845)
Realized loss on marketable securities                      (24,490)
Unrealized loss on marketable securities                    (58,166)
                                               ----------------------
Net loss                                                   $(99,501)
                                               ======================


Assets and Liabilities of Discontinued Operations as of June 30, 2011

                                     Assets
                               ------------------
Marketable securities                                        $99,375
                                                     ================
Total assets of discontinued operations                      $99,375
                                                     ================

                                   Liabilities
                               ------------------
Accounts payable                                             $94,139
Accrued expenses                                              46,233
Notes payable                                                135,020
Due to related parties                                       106,007
                                                     ----------------
Total liabilities of discontinued operations                $381,399
                                                     ================


Included in liabilities of discontinued operations at June 30, 2011 are $193,367 (including $58,347 of notes payable included in due to related parties) in notes payable plus related accrued interest of which are in default for lack of repayment by their due date. For the period subsequent to the share exchange with 30DC DE through June 30, 2011 the Company incurred interest expense on notes payable of $14,710 which is included in the Statement of Operations under income (loss) from discontinued operations.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 5. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

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

                                                Year Ended     Year Ended
                                               June 30, 2011  June 30, 2010
                                                (Unaudited)    (Unaudited)
                                              --------------- --------------

Revenues                                      $   1,893,313   $  2,002,556
Operating Expenses                                3,272,394      3,157,062
                                              --------------- --------------
Loss from Continuing Operations                  (1,379,081)    (1,154,506)
Loss from Discontinued Operations                  (126,790)      (607,701)
                                              --------------- --------------
Net Loss                                         (1,505,871)    (1,762,207)
Foreign Currency Translation Gain (Loss)            (99,130)         1,408
                                              --------------- --------------
Comprehensive Loss                            $  (1,605,001)  $ (1,760,799)
                                              =============== ==============
Basic and Diluted Loss Per Share              $        (.02)  $       (.03)
Weighted Average Shares Outstanding -
  Basic & Diluted                                72,351,739     67,531,391


NOTE 6.  PRIVATE PLACEMENT MEMORANDUM
-------------------------------------

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011



NOTE 7.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC ("Raine Ventures") replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months' notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Marillion hold majority interest in the Company's outstanding common stock and Mr. Raine is the beneficial owner of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine.

Cash remuneration under The Marillion and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. As further described in footnote 13, cash remuneration for the Marillion and Jesselton agreements has been amended for the year ended June 30, 2012 to $317,825 and $254,260 Australian Dollars respectively. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2011 and 2010.

During the term of the agreements, Marillion, Jesselton and Raine Ventures are prohibited from engaging in any other business activity that competes with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors.

In July, 2009 when 30DC acquired 30 Day and Immediate, Messrs. Dale and Carey signed executive services agreements with the Company and Mr. Raine signed a consulting services agreement with the Company. Pursuant to the agreements with Marillion, Jesselton and 23V (effective April 1, 2010 Raine Ventures replaced
23V), the contract for services agreements memorialized the preexisting contractual relationship and formally set the terms and conditions between the parties from July 1, 2009 and all prior understandings and agreements - oral or written were merged therein, including the respective executive services and consulting services agreements. All compensation under the contract for services agreements is identical with the respective executive services and consulting agreements. Where applicable under local law, all payroll and other taxes are the responsibility of Marillion, Jesselton, 23V and Raine Ventures and they have provided the Company with indemnification of such taxes which under the prior contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to Raine Ventures based upon the net cash flow of the Company's Immediate Edge division (formerly Immediate) until such time as 30DC had completed a merger or public stock

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

listing, which occurred on September 10, 2010. For the year ended June 30, 2011 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $359,864 and the bonus for Raine Ventures was $-0- and total compensation was $250,000. For the year ended June 30, 2010 the bonus for Marillion was $496,714 and total compensation was $746,714, the bonus for 23V was $154,014 and total compensation was $341,514 and the bonus for Raine Ventures (successor to 23V) was $57,941 and total compensation was $120,411, all of which were included in Operating Expenses in the Statement of Operations. Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their contracted amounts and bonuses based upon net cash flow are no longer applicable. Amounts may vary from period to period due to fluctuations in foreign currency exchange rates.

Jesselton earned $250,000 upon completion of the share exchange between 30DC and Infinity on September 10, 2010. $125,000 of this amount was satisfied by issuance of 480,770 of the Company's common shares. The remaining $125,000 is included in due to related parties in the liability section of the balance sheet. Jesselton also settled $200,000 of contract fees for the fiscal year ending June 30, 2010 for an additional 769,231 common shares of the Company.

Beginning with the year ending June 30, 2011, the Company pays Marillion $2,500 AUD per month to cover office related expenses which is included in operating expenses.

Due to related parties also includes $121,750 due to Theodore A. Greenberg, 30DC's CFO for compensation. On February 10, 2011 Mr. Greenberg received 480,770 common shares of the Company in settlement of $100,000 prior compensation and $25,000 due for consulting work prior to Mr. Greenberg joining the Company,

NOTE 8.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at June 30, 2011 and 2010:


                                                   2011           2010
                                               -------------- --------------
       Computer and Audio Visual Equipment     $      450,630 $      339,630
       Office equipment and Improvements               71,870         53,129
                                               -------------- --------------
                                                      522,500        392,759
       Less: Accumulated Depreciation
       and Amortization                             (438,459)      (281,243)
                                               -------------- --------------
                                               $       84,041 $      111,516
                                               ============== ==============

Depreciation and amortization expense was $70,743 for the year ended June 30, 2011 and $61,669 for the year ended June 30, 2010.

Property and equipment, net are stated in the functional currency of each branch of the Company and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net is subject to change as a result of changes in foreign currency exchange rates.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 9.  INCOME TAXES
---------------------

The Company's income tax provision (benefit) consists of the following:

                                         Year Ended             Year Ended
                                        June 30, 2011         June 30, 2010
                                     -------------------- --------------------
 Federal
  Current                            $                 -  $                 -
  Deferred                                      (217,283)            (359,800)

State and Local
  Current                            $                 -  $                 -
  Deferred                                       (13,017)

Change in valuation allowance                   (230,300)            (359,800)
                                     -------------------- --------------------

Income tax provision (benefit)       $                 -  $                 -
                                     ==================== ====================


Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at June 30, 2011 and June 30, 2010 are as follows:
                                                    Year Ended     Year Ended
                                                  June 30, 2011   June 30, 2011
                                                  -------------- ---------------

Deferred tax asset
  Net operating loss carryforward - Federal       $     518,300  $      274,100
  Net operating loss carryforward - State                14,600
  Fixed asset depreciation                               21,200          17,700
 Accrued expenses                                        36,000          68,000
                                                  -------------- ---------------
Total deferred tax asset                                590,100         359,800
Less valuation allowance                               (590,100)       (359,800)
                                                  -------------- ---------------

Total net deferred tax asset                      $           -  $            -
                                                  ============== ===============

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


The following is a reconciliation of the U.S. tax statutory income tax rate to the effective tax rate from continuing operations:

                                                   Year Ended       Year Ended
                                                 June 30, 2011    June 30, 2010
                                                ---------------- ---------------

U.S. statutory rate                                     (34.0%)         (34.0%)
 State and local taxes net of federal benefit             (2.0)
Change in valuation allowance                              17.2            32.0
Nondeductible transaction fees
                                                           10.6             0.0
Other Permanent differences                                 8.2             2.0
                                                ---------------- ---------------
Effective income tax rate                                (0.0%)          (0.0%)
                                                ================ ===============


The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company has concluded that it is more likely than not that the Company will not be able to realize all of its tax benefits and therefore a valuation allowance of approximately $590,100 has been established. For the years ended June 30, 2011 and June 30, 2010, the change in valuation allowance was $230,300 and $359,800 respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local and foreign jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The evaluation was performed for the 2008, 2009 and 2010 tax years, which are subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or years ended June 30, 2011 and 2010. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As a corporation formed in the United States, the Company is subject to the United States corporation income tax on worldwide net income. Since majority

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

ownership of the Company's shares are held by Australian residents, the Company is deemed to be an Australian resident corporation and is subject to Australian corporate income tax on worldwide net income. Corporate income taxes paid to Australia will generally be available as a credit against United States corporation income tax. The 30DC DE did not have nexus to any individual state in the United States prior to the share exchange with Infinity on September 10, 2010 and accordingly no deferred tax asset was recognized for state taxes prior to that date. Australia does not have any state corporation income tax. Future changes in Company operations might impact the geographic mix which could affect the Company's overall effective tax rate.

For the years ended June 30, 2011 and June 30, 2010, the Company had approximately $1,524,300 and $806,100 of U.S. federal net operating loss carryovers, respectively which expire starting in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership in the future as determined under the regulations.

At the time of the share transaction, Infinity had approximately $936,300 in U.S. federal net operating loss carryovers and $170,500 U.S. capital loss carryovers which expire beginning in 2023 and are not included in the net operating loss carryover above. The business of Infinity is included in discontinued operations, pursuant to limitations under Internal Revenue Code
Section 382 these carryovers cannot be utilized to offset future taxable income from continuing operations.

The Company has filed all U.S. federal tax returns and is in the process of filing state and local tax returns for Infinity since 2005. The Company believes no material tax balance is due for all tax returns which have not yet been filed.

NOTE 10.  REVENUE CONCENTRATION
-------------------------------

For the year ended June 30, 2010, the Company earned revenue from one customer representing approximately 12% of total revenues. No customers exceeded 10% of revenue for the year ended June 30, 2011.

NOTE 11. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

Prior to the share exchange with Infinity on September 10, 2010, 30DC DE outstanding common shares were as follows:

                                                                Shares
                                                              ---------
Common shares outstanding, July 1, 2009                       1,200,000
Issuance of shares for acquisitions                           3,420,000
                                                              ---------
shares outstanding, September 10, 2010                        4,620,000
                                                              =========


The share exchange ratio was 13.2:1 with 30DC DE shareholders receiving 60,984,000 of Infinity common shares for exchanging their 4,620,000 common shares of 30DC DE. The share exchange resulted in 30DC DE becoming a wholly-owned subsidiary of Infinity but for accounting purposes 30DC DE was

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

deemed the acquirer. In the financial statements, for comparison purposes, shares outstanding at June 30, 2010 were restated to the 60,984,000 post-exchange amount from the 4,620,000 which were actually outstanding on that date.

In August 2010, 30DC issued the private placement memorandum ("PPM") discussed in note 6. A first closing was held on September 22, 2010 for which 2,554,205 units were issued consisting of 2,554,205 shares of common stock and 2,554,205 of each of the two warrants. Subsequent closings were held from November 2010 to March 2011 for which 538,468 units were issued consisting of 538,468 shares of common stock and 538,468 of each of the two warrants.

On September 30, 2010, the Company issued common shares to settle outstanding liabilities and for shares due under services agreements as follows;

Cameron Associates, an investor relations firm, pursuant to a contract signed December 8, 2009 under which Cameron was due 50,000 shares of the Company's common stock which was adjusted to 660,000 shares under the exchange ratio.

Jesselton, Ltd, was issued a total of 1,250,001 common shares of the Company (see Note 7).

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

Theodore A.  Greenberg was issued 480,770 common shares of the Company (see note
7).

On February 10, 2011, Cameron Associates settled $20,000 of consulting fees due for 76,923 common shares of the Company.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011



Summary of Common Stock Outstanding;


Prior to the share exchange                               4,620,000
Exchange Ratio                                                 13.2
                                                   -----------------

Shares Issued in the Exchange                            60,984,000
Infinity Outstanding pre Exchange                         6,547,391
PPM Closing September 2010                                2,554,205
PPM Closings November 2010 - March 2011                     847,317
Cameron Associates                                          736,923
Jesselton, Ltd.                                           1,250,001
Corholdings, Pty Ltd.                                       444,327
Prestige Financial Center, Inc.                             675,314
Theodore A. Greenberg                                       480,770
                                                   -----------------

Common Shares Outstanding June 30, 2011                  74,520,248
                                                   =================

WARRANTS AND OPTIONS

Infinity issued 600,000 options under its 2008 stock option plan which are fully vested and remain outstanding as follows:

404,000 options exercisable at 80 cents per share expiring August 7, 2018

196,000 options exercisable at 50 cents per share expiring January 5, 2019

192,500 of these options are held by Pierce McNally a director of the Company and the balance are held by a former employee and former directors of Infinity.

No options have been issued under Infinity's stock option plan since the share exchange with 30DC DE.

At June 30, 2011 the outstanding options had no intrinsic value.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 12.  OPERATING EXPENSES
----------------------------

Operating Expenses consist of the following:

                                                              Year Ended            Year Ended
                                                            June 30, 2011          June 30, 2010
                                                            ----------------     ------------------
Related Party Contractor Fees Base Compensation(1)          $       730,221      $         700,000

Related Party Contractor Fees Bonus Compensation(1)(2)               79,643                708,669

Officer's Salary                                                    200,000                      -
Independent Contractors                                             556,305                600,521
Transaction Fees (3)                                                670,138                      -
Professional Fees                                                   357,034                387,003
Travel Expenses                                                     150,136                240,283
Other Operating Costs                                               453,571                393,576
                                                            ----------------     ------------------

Total Operating Expenses                                    $     3,197,048      $       3,030,052
                                                            ================     ==================
--------------------

     (1) Related party contractors include Marillion which provides services to the Company including Edward Dale to act as Chief Executive Officer of the Company, 23V and Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development and Jesselton, Ltd. which provides services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.

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


NOTE 13.  SUBSEQUENT EVENTS
---------------------------

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities and is expected to increase the deemed outstanding by approximately

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently approximately $5.15 million) by January 16, 2012 or such other that date that the parties shall agree.

On December 12, 2011 cash remuneration for the contract for services agreements with Marillion and Jesselton was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original contract amount of $250,000 has been amended to $317,825 AUD Dollars and the Jesselton original contract amount of $200,000 has been amended to $254,260 AUD.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that material weakness in internal control over financial reporting existed at June 30, 2011.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

It should be noted, however, that because of inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal

Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that material weakness in internal control over financial reporting and limited segregation of duties existed at June 30, 2011 as follows;

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as 30DC, Inc.directors or executive officers, including their ages as of June 30, 2011.

               NAME       AGE                  POSITION
------------------------- ------- ---------------------------------------------
Edward Dale               41      President, CEO and Chairman of the Board

Theodore A. Greenberg     52      CFO, Secretary and Director

Clinton Carey             41      COO and Director

Gregory H. Laborde        47      Director

Pierce McNally            62      Director

30DC's officers are elected by the Company's shareholders and hold office until their successors are duly elected and qualified under Infinity's bylaws.

The directors named above will serve until the next annual meeting of 30DC stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the directors and Officers of 30DC, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

EDWARD DALE, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Dale, age 41, has served as the Chairman of the Board, President and CEO of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Dale was a founding shareholder of 30DC DE and served as its President, Chief Executive Officer and a director from October 2008 until September 10, 2010. From 2005 to 2008, Mr. Dale developed the 30 Day Challenge business, which he ran for 4 years as part of the Marillion Partnership and was sold to 30DC DE in July 2009. In 2006, Mr. Dale created and marketed the Dominiche `Buying and Selling websites' program. Mr. Dale is a manager and equity owner of the Marillion Partnership.

THEODORE A. GREENBERG, DIRECTOR AND CHIEF FINANCIAL OFFICER

Mr. Greenberg, age 52, has served as a Director, Chief Financial Officer and Secretary of 30DC and Infinity since November 15, 2005. Mr. Greenberg is a senior financial executive with more than 30 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Mr. Greenberg, sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. Mr. Greenberg graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

CLINTON CAREY, DIRECTOR AND CHIEF OPERATING OFFICER

Mr. Carey, age 41, has served as Chief Operating Officer and Director of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Carey was a founding shareholder of 30DC DE and served as a director from October 2008 until September 10, 2010 and Chief Operation Officer starting in July 2009. Over the past 17 years, Mr. Carey has been involved in startup businesses at both the management and the directorial level. Mr. Carey was a director of Roper River Resources and was involved in the reverse takeover of Roper River Resources by Webjet, in Australia. Following Webjet, Mr. Carey became involved in several technology companies including Banque Technology Systems (UK), MobiData Ltd (Australia) and MDS Group Ltd (UK) for which he helped raise capital and was involved in strategic planning and business development. Mr. Carey holds a degree in Economics from Bond University.

DAN RAINE, EXECUTIVE VICE PRESIDENT OF BUSINESS DEVELOPMENT OF 30DC

Mr. Raine, age 38, has served as Vice President of Business Development of 30 DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Raine was a founding shareholder of 30DC DE and served as Executive Vice
President of Business Development starting in July 2009. In 2006, Mr. Raine developed the concept of the Immediate Edge of which he was the owner and operator and which launched its subscription service in January 2007. Mr. Raine operated the Immediate Edge from 2007 until its acquisition by 30DC DE in July 2009.

GREGORY H. LABORDE, DIRECTOR

Mr. Laborde, age 47, has served as a Director of 30DC since September 10, 2010. Prior to the transaction between Infinity and 30DC DE, Mr, Labord served as President, Chief Executive Officer and Chairman of the Board of Infinity. Mr. Laborde currently serves as President and Chief Executive Officer of 21st Century Investor Relations and has over 22 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

PIERCE MCNALLY, DIRECTOR

Mr. McNally, age 62, has served as a Director of 30DC and Infinity since 2006. Mr. McNally, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He also serves as Chief Strategic Officer and General Counsel of OutsourceOne, Inc. a third party benefits administration and technology company located in Minneapolis, MN. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC. In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992. Mr. McNally completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

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

The following persons failed to file forms during the past two fiscal years as required under Section 16(a) as follows:

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

COMMITTEES OF THE BOARD OF DIRECTORS

30DC is managed under the direction of its board of directors.

         EXECUTIVE COMMITTEE

         30DC does not have an Executive Committee at this time.

         AUDIT COMMITTEE

         30DC does not have an Audit Committee, at this time but plans to institute an audit committee in the future.

         COMPENSATION COMMITTEE

         30DC does not have a Compensation Committee at this time but plans to institute a Compensation Committee in the future.


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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers during the fiscal years ended June 30, 2011, 2010 and 2009. The table sets forth this information for 30DC and Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of June 30, 2011.

                                          SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                            NON-EQUITY NON-QUALIFIED
                                                                            INCENTIVE    DEFERRED
                                                      STOCK      OPTION     PLAN       COMPENSATION     ALL OTHER
                                SALARY       BONUS     AWARDS     AWARDS    COMPEN-SATIONEARNINGS     COMPENSATION     TOTAL
  NAME & POSITION     YEAR        ($)         ($)        ($)        ($)        ($)          ($)            ($)          ($)
-------------------- -------- ------------ ---------- ---------- ---------- ---------- -------------- -------------- ----------
Edward Dale, CEO     2011      280,221(2)     79,643          0          0          0              0              0    359,864
(7)                  2010      250,000(1)    496,714          0          0          0              0              0    746,714

Clinton Carey, COO   2011      200,000(4)          0          0          0          0              0              0    200,000
(7)                  2010      200,000(3)          0          0          0          0              0              0    200,000

Dan Raine,           2011      250,000(6)          0          0          0          0              0              0    250,000
VP Business          2010      250,000(5)    211,925          0          0          0              0              0    461,925
Development (7)

Theodore A.          2011     200,000(10)          0          0          0          0              0              0    200,000
Greenberg, CFO,      2010        6,000(9)          0          0          0          0              0              0      6,000
and Secretary        2009       24,000(8)          0          0          0          0              0              0     24,000

Gregory H.           2011               0          0          0          0          0              0              0          0
Laborde, Former      2010        6,000(9)          0          0          0          0              0              0      6,000
President and CEO    2009      41,863(11)          0          0          0          0              0              0     41,863
--------------------

(1) During the year ended June 30, 2010, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid $746,714, which includes a bonus of $496,714. This amount was included in related party contractor fees. By contract Marillion receives annual contractor fees of $250,000. 30DC DE's Board of Directors approved Marillion receiving a bonus based on the net cash flow of the 30 Day Challenge business unit until such point as 30DC completed the Agreement which closed on September 10, 2010. Subsequent to that time, Marillion's contractor fees have followed the contracted amount.

(2) During the year ended June 30, 2011, Marillion, a company affiliated with Edward Dale was paid $359,864, which includes a bonus of $79,643. This amount was included in related party contractor fees. By contract Marillion receives annual contractor fees of $250,000 however, since payment is made in Australian Dollars, and the amount reported in the Company's financial statements is based upon the average exchange rate for the year, fluctuation in the exchange rate can cause the amount reported to vary from the contract amount. 30DC's Board of Directors approved Marillion receiving a bonus based on the net cash flow of the 30 Day Challenge business unit until such point as 30DC completed the Agreement which closed on September 10, 2010. Subsequent to that time, Marillion's contractor fees have followed the contracted amount.

(3) During the year ended June 30, 2010, Jesselton, Ltd. ("Jesselton"), a company affiliated with Clinton Carey earned $200,000 in contractor fees that were accrued but unpaid and included in related party contractor fees. This amount was paid in shares of the Company after completion of the acquisition of 30DC by Infinity.

(4) During the year ended June 30, 2011, Jesselton, a company affiliated with Clinton Carey earned $200,000 in contractor fees which were included in related party contractor fees, Jesselton, Ltd., also earned $250,000 pursuant to a consulting agreement for services in connection with the closing of the acquisition of 30DC by Infinity; $125,000 was paid in shares of the Company.

(5) During the year ended June 30, 2010, 23V Ltd. and Raine Ventures, LLC (collectively "Raine V"), companies affiliated with Dan Raine were paid $461,925, which includes a bonus of $211,925. This amount was included in related party contractor fees. By contract Raine V receives annual contractor fees of $250,000. 30DC DE's Board of Directors approved Raine V receiving a bonus based on the net cash flow of the Immediate Edge unit until such point as 30DC completed the Agreement which closed on September 10, 2010. Subsequent to that time, Raine V's contractor fees have followed the contracted amount.

(6) During the year ended June 30, 2011, Raine V, a company affiliated with Dan Raine earned $250,000 which were included in related party contractor fees.

(7) Compensated by 30DC DE for the fiscal year ended June 30, 2010. Prior to fiscal year June 30, 2010 the business of 30DC was operated by 30 Day Challenge and Immediate Edge which were unincorporated entities. Mr. Dale operated 30 Day Challenge from whom he and entities affiliated with him received owner's distributions of $272,787 for the fiscal year ended June 30, 2009. Mr. Raine operated the Immediate Edge from whom he received owner's distributions of $425,402 for the fiscal year ended June 30, 2009.

(8) During the year ended June 30, 2009, Theodore A. Greenberg earned salary of $24,000. The compensation was accrued but not actually paid.

(9) Mr. Greenberg and Mr. Laborde signed amendments to their employment contracts with Infinity which states they would receive no further cash compensation until the business operations and liquidity of the Company improved. They each received $6,000- cash compensation during the year ended June 2010 prior to the effective date of the amendment. The amount due Mr.
Laborde was paid to GHL, Group, Ltd. and was included in management fee expenses.

(10) During the year ended June 30, 2011, Theodore A. Greenberg earned salary of $200,000 for his services as an officer of the Company. $100,000 of this amount was paid in shares of the Company and the balance was accrued but not actually paid.

(11) During the year ended June 30, 2009, GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $41,383. The payment was included in management fee expenses. By contract Mr. Laborde was due annual compensation of $90,000 of which he waived $48,617. Mr. Laborde resigned as the President and CEO, effective September 10, 2010.


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

              Aggregated Option/SAR Exercises in Last Fiscal Year,
                      and Fiscal Year-End Option/SAR Values


                                                              NUMBER OF SECURITIES             VALUE OF
                                                                   UNDERLYING                 UNEXERCISED
                                                                   UNEXERCISED               IN-THE-MONEY
                                                                 OPTIONS/SARS AT            OPTIONS/SARS AT
                                                                     FY-END                   FY-END ($)
                                                              ----------------------       ------------------

        NAME                 SHARES           VALUE                 EXERCISABLE/               EXERCISABLE/
                           ACQUIRED ON       REALIZED              UNEXERCISABLE              UNEXERCISABLE
                           EXERCISE (#)         ($)
--------------------- -- --------------- -- ----------- ----- ---------------------- ----- ------------------
Pierce McNally                        0              0                     36,500/0                     $0/0

Conrad Huss                           0              0                     36,500/0                     $0/0

Ernest Chu                            0              0                     36,500/0                     $0/0


On August 10, 2010 the board of directors approved the issuance of 36,500 immediately vesting options to purchase one share of the Company's common stock with an exercise price of $0.50 per share to each of the Company's three independent directors; Pierce McNally, Conrad Huss and Ernest Chu. Mr. Huss and Mr. Chu resigned from the board of directors on September 10, 2010; Mr. McNally still currently serves as a director.

CONTRACTOR AGREEMENTS AND TERMINATION OF CONTRACTOR AND CHANGE-IN-CONTROL ARRANGEMENTS

MARILLION PARTNERSHIP

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer providing for among other things, the payment of $250,000 in cash remuneration per year.

CLINTON CAREY

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer providing for among other things, the payment of $200,000 in cash remuneration per year.

In August, 2008, Marillion Partnership, then owner of 30 Day Challenge, contracted with Jesselton, Ltd. in connection with the acquisition and merger process which resulted in signing of the Agreement with Infinity. Compensation under the consulting agreement wass contingent on completion of the transaction with Infinity. Upon execution of the Agreement with Infinity $250,000 (US) was owed to Jesselton, Ltd., a consulting firm which Mr. Carey is associated with.

DAN RAINE

The Company entered into three-year Contract For Services Agreements commencing July 2009 with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development providing for among other things, the payment of $250,000 in cash remuneration per year. Effective April 1, 2010, Raine Ventures, LLC ("Raine Ventures") replaced 23V Industries, Ltd in providing consulting services to the Company including Mr. Raine acting as the Company's Vice President of Business Development.

In July, 2009 when 30DC DE acquired 30 Day and Immediate, Messrs. Dale and Carey signed executive services agreements with the Company and Mr. Raine signed a consulting services agreement with the Company. Pursuant to the agreements with Marillion, Jesselton and 23V (effective April 1, 2010 Raine Ventures replaced
23V), the contract for services agreements memorialized the preexisting contractual relationship and formally set the terms and conditions between the parties from July 1, 2009 and all prior understandings and agreements - oral or written were merged therein, including the respective executive services and consulting services agreements. All compensation under the contract for services agreements is identical with the respective executive services and consulting agreements. Where applicable under local law, all payroll and other taxes are the responsibility of Marillion, Jesselton, 23V and Raine Ventures and they have provided the Company with indemnification of such taxes which under the prior contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

Cash remuneration under The Marillion and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011, cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to $317,825 and $254,260 Australian Dollars respectively. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2011 and 2010.

DESCRIPTION OF 30 DC DE CONTRACTOR AGREEMENTS

The Marillion, Jesselton and Raine V contractor are with 30DC DE, at this time no one has contractor or employment agreements with Infinity. The agreements provide for the following terms:

BONUSES: Performance bonuses and milestones for such bonus are to be determined by the Board of Directors.

SALARY: Annual reviews of compensation are to be performed by the Board of Directors. At such review the Board of 30DC shall consider: the responsibilities of the contractor, the performance of the company, the performance of the contractor's division, the performance of the contractor, the remuneration available in the workforce outside the 30DC for persons with responsibilities and experience equivalent to those of the contractor and the benefits which have accrued and will accrue under the agreement.

TAKEOVER EVENT: If, a Trade Sale or a Takeover Event occurs and the Executive providing services through one of the contractor agreements is required to resign as Officer of the Company, and the Agreement is effectively terminated, then in addition to any other entitlements due to the contractor in accordance with the terms of this Agreement, the contractor will be entitled to:

     - be paid a lump sum equal to at least the total of all amounts that, if the contract had continued until the end of the term, 30DC would have become liable to pay to the contractor during that period; and

     - be issued with that number of shares in 30DC comprising 50% of the cash remuneration.

None of the Executives providing services through the contractor agreements were required to resign their positions with 30DC as a result of the transaction with Infinity so this provision did not apply.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In August 2008, the Board of Directors approved and created a compensation committee. The committee consisted of the independent directors of the Company. Contemporaneous with the Infinity/30DC transaction, two of the independent directors resigned and the compensation committee ceased to exist. The Company plans to form a new compensation committee when new independent directors join the board.


                              DIRECTOR COMPENSATION

The Company does not pay any Directors fees for meeting attendance.

                             DIRECTORS COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2011:

                 FEES                                                  NON-QUALIFIED
                 EARNED                                                  DEFERRED
     NAME        OR PAID   STOCK        OPTION        NON-EQUITY       COMPENSATION
                 IN CASH   AWARDS       AWARDS      INCENTIVE PLAN       EARNINGS           ALL OTHER        TOTAL
                   ($)        ($)         ($)      COMPENSATION ($)         ($)          COMPENSATION ($)     ($)
---------------- --------- ---------- ---------- ------------------ ------------------ ------------------ ----------
Edward Dale (1)     $ -0-      $ -0-      $ -0-              $ -0-              $ -0-           $359,864   $359,864

Clinton Carey       $ -0-      $ -0-      $ -0-              $ -0-              $ -0-          $ 200,000   $200,000
(2)

Theodore A.         $ -0-      $ -0-      $ -0-              $ -0-              $ -0-          $ 200,000   $200,000
Greenberg (3)

Gregory H.          $ -0-      $ -0-      $ -0-              $ -0-              $ -0-               $-0-       $-0-
Laborde

Pierce McNally      $ -0-      $ -0-    $10,120              $ -0-               $-0-              $ -0-    $10,120
(4)

Conrad R. Huss      $ -0-      $ -0-    $10,120              $ -0-               $-0-              $ -0-    $10,120
(4)

Ernest D. Chu       $ -0-      $ -0-    $10,120              $ -0-               $-0-              $ -0-    $10,120
(4)
----------------

(1) During the year ended June 30, 2011, Marillion Partnership, a company affiliated with Edward Dale was paid $359,864. The payment was included in related party contractor fees.

(2) During the year ended June 30, 2011, Jesselton, Ltd. a company affiliated with Clinton Carey was paid $200,000. The payment was included in related party contractor fees. Jesselton, Ltd., also earned $250,000 pursuant to a consulting agreement for services in connection with the closing of the acquisition of 30DC by Infinity; $125,000 was paid in shares of the Company.

(3) During the year ended June 30, 2011, Theodore A. Greenberg earned salary of $200,000 for his services as an officer of the Company. $100,000 of this amount was paid in shares of the Company and the balance was accrued but not actually paid.

(4) On August 10, 2010, 109,500 Options of Infinity were reallocated to the Company's disinterested directors, Pierce McNally, Conrad Huss, and Ernest Chu for service to the Corporation under the 2008 Corporate Stock Option Plan. Each of these directors received 36,500 options with an exercise price of $0.50 per share which expire January 5, 2011. Mr. Huss and Mr. Chu resigned from the board of directors on September 10, 2010; Mr. McNally still currently serves as a director.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

30DC's officers and directors are indemnified as provided by the Maryland Revised Statutes and the bylaws.

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

The Company's bylaws provide that no advance shall be made by Infinity to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of 30DC, Inc.

                      EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has an Option Plan. As of June 30, 2011, 600,000 options are outstanding under the 2008 Option Plan of which all 600,000 are exercisable. During the year ended June 30, 2011, we did not issue any shares under the option plan. We have reserved a total of 970,934 shares of common stock for issuance under the 2008 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


The following table sets forth information with respect to the beneficial ownership of 30DC, Inc. outstanding common stock by:

     o each person who is known by 30DC to be the beneficial owner of five percent (5%) or more of 30DC's common stock;

     o 30DC's chief executive officer, its other executive officers, and each director as identified in the "Management-- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

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

The information below is based on the number of shares of 30DC, Inc. common stock that 30DC believes was beneficially owned by each person or entity as of June 30, 2011, including options exercisable within 60 days.










                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)


    TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF       PERCENT OF CLASS
                                    OWNER (1)              BENEFICIAL OWNER (2)
------------------------ -------------------------------- ----------------------- -------------------------
Common Restricted        Edward Dale, Director,                       27,346,925                    36.70%
                         President, CEO and Chairman of
                         the Board (Directly and
                         Beneficially through Marillion
                         Partnership)

Common Restricted        Clinton Carey, Director and COO               3,432,000                     4.61%

Common Restricted        Gregory H. Laborde, Director,                 2,957,250                     3.97%
                         Former President, CEO, and
                         Chairman of the Board
                         (Beneficially through GHL
                         Group, Ltd.)

Common Restricted        Theodore A. Greenberg, CFO,                   1,580,477                     2.12%
                         Secretary and Director

Common Restricted        Pierce McNally, Director                        192,500                     0.26%

Common Restricted        Dan Raine (Beneficially                      10,560,000                    14.17%
                         through Raine Ventures, LLC)

Common Restricted        All Directors and Executive                  35,509,445                    47.65%
                         Officers as a Group (5 persons)
------------------------

(1)      All directors can be reached at the address of the Company.

(2) At June 30, 2011, the Company had 74,520,248 shares of its common stock issued and outstanding. The Company had 600,000 options issued and outstanding, but the options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

During the years ended June 30, 2011 and 2010, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid contractor fees of $359,864 and $746,714 respectively. Mr. Dale is CEO, President and Chairman of the Board of the Company.

During the years ended June 30, 2011 and 2010, Jesselton, Ltd. ("Jesselton"), a company affiliated with Clinton Carey earned $200,000 in contractor fees each year. Mr. Carey is COO and a Director of the Company.

During the year ended June 30, 2011 and 2010, 23V Ltd. and Raine Ventures, LLC (collectively "Raine V"), companies affiliated with Dan Raine earned paid $250,000 and $461,925 in contractor fees respectively. Mr. Raine has beneficial ownership of 14.17% of the Company.

During the years ended June 30, 2011 and 2010, Theodore A. Greenberg earned salary of $200,000 and $6,000, respectively. Mr. Greenberg is CFO and a Director of the Company.

GHL Group, Ltd., a company affiliated with Gregory H. Laborde, was paid $6,000 during the year ended June 30, 2010. Mr. Laborde is the sole shareholder of GHL Group, Ltd. and was President, CEO of Infinity through September 10, 2010. He remains a director of the Company.

On September 15, 2009, the holders of Infinity notes totaling $125,000 foreclosed on collateral of 200,000 shares of Strategic Environmental owned by Infinity and 250,000 shares of Infinity pledged by GHL Group, Ltd., a company controlled by Gregory Laborde, a former Officer and a current director of the Company. On August 12, 2010, the Company entered into a Settlement Agreement and Mutual Release with the holders of these notes to pay the full balance due, accrued interests along with additional consideration of $6,250 in cash and 5,000 shares of Blackstar Energy Group, Inc. As part of the agreement the holders of the notes agreed to return 140,000 shares of Strategic Environmental back to the Company and 190,000 shares of Company stock back to GHL Group, Ltd. The consideration due to effect the settlement was not paid and the shares were not returned.

On July 15, 2009, 30DC DE acquired the net assets making up the 30 Day Challenge from the Marillion Partnership and Edward Dale, an officer of the Company. In exchange for the net assets, 30DC DE issued 2,820,000 shares of 30DC DE's common stock. The net assets include cash, accrued receivables and property and equipment, and outstanding liabilities consisting of accounts payable, accrued expenses and deferred revenues.

On July 15, 2009, 30DC DE acquired the net assets making up the Immediate Edge from Dan Raine, a founding shareholder of 30DC DE. In exchange for the net assets, 30DC DE issued 600,000 shares of 30DC DE's common stock to Mr. Raine. The net assets include cash and an outstanding liability consisted of deferred revenues.

30DC DE entered into a three-year Contract For Services Agreement commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer providing for among other things, the payment of $250,000 in cash remuneration per year. The contact is noncancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. If in any year starting from the commencement date, revenues of 30DC doubles then Marillion will be due shares in 30DC, Inc. equal to 50% of cash remuneration as additional compensation.

30DC DE entered into a three-year Contract For Services Agreement commencing July 2009 with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development providing for among other things, the payment of $250,000 in cash remuneration per year. Effective April 1, 2010, Raine Ventures, LLC ("Raine Ventures") replaced 23V Industries, Ltd in providing consulting services to the Company including Mr. Raine acting as the Company's Vice President of Business Development. The contract is non-cancelable by either party for the first two years and with six months notice by either party for the duration of the contract. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then Raine Ventures will be due shares in 30DC equal to 50% of cash remuneration as additional compensation payable in shares of 30DC, Inc.

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer providing for among other things, the payment of $200,000 in cash remuneration per year. The contract is non-cancelable by either party for the first two years and with six months notice by either party for the duration of the contract. If in any year starting from the commencement date, revenues of 30DC doubles then Jesselton will be due shares in 30DC, Inc. equal to 50% of cash remuneration as additional compensation payable in shares of 30DC, Inc.

Cash remuneration under The Marillion and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011, cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to $317,825 and $254,260 Australian Dollars respectively. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2011 and 2010.

In August, 2008, 30DC contracted with two consultants in connection with the acquisition and merger process which resulted in signing of the Agreement with Infinity. Compensation under both consulting agreements was contingent on completion of the transaction with Infinity. Upon execution of the Agreement $250,000 (US) was owed to Jesselton, Ltd , a consulting firm which Mr. Carey, COO and a Director of the Company, is associated with and $250,000 (Australian) was owed to the other consultant.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Marcum, LLP ("Marcum") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2011 and 2010 by Marcum, LLP

                              Year Ended June 30,
                             2011               2010
                        --------------      ------------
Audit Fees                   $195,990          $207,000

Audit-related Fees                 $0                $0

Tax Fees                           $0                $0

All Other Fees                     $0                $0

                        --------------      ------------
Total Fees                   $195,990          $207,000

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended June 30, 2011 and 2010


(b)  EXHIBIT
       NO.                              DESCRIPTION
     -------   -----------------------------------------------------------------


     3.1       Articles of Incorporation of Infinity Capital Group, Inc. (1)

     3.2       Bylaws of Infinity Capital Group, Inc. (1)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act

     31.2 Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act

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


                                                    30DC, Inc.

Dated: December 13 , 2011
                                 By:  /s/ Edward Dale
                                      ------------------------------------------
                                      Edward Dale, President, Chief Executive
                                      Officer and Chairman of the Board


                                 By:  /s/ Theodore A. Greenberg
                                      ------------------------------------------
                                      Theodore A. Greenberg, Chief Financial
                                      Officer, Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 13, 2011
                                                       30DC , Inc.
                                          --------------------------------------


                                          /s/ Edward Dale
                                          --------------------------------------
                                          Edward Dale, Director

                                          /s/ Theodore A. Greenberg
                                          --------------------------------------
                                          Theodore A. Greenberg, Director

                                          /s/ Clinton Carey
                                          --------------------------------------
                                          Clinton Carey, Director

                                          /s/ Gregory Laborde
                                          --------------------------------------
                                          Gregory Laborde, Director

                                          /s/ Pierce McNally
                                          --------------------------------------
                                          Pierce McNally, Director