Form 10-Q
period 2011-09-30
30DC, INC.
filed 2012-01-31
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2011

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                   16-1675285
---------------------------------        ---------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
         -------------------------------------------------------------
               Registrant's telephone number, including area code

         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of January 31, 2012 the number of shares outstanding of the registrant's class of common stock was 74,520,248.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of
         September 30, 2011 (Unaudited) and June 30, 2011                     3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended September 30, 2011 and 2010               4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended September 30, 2011 and 2010               5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

Item 4. Controls and Procedures                                               18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19

Item 3. Defaults upon Senior Securities                                       19

Item 4. Removed and Reserved                                                  19

Item 5. Other Information                                                     19

Item 6. Exhibits                                                              20

Signatures                                                                    21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            30DC, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets


                                                                                      September 30,          June 30,
                                                                                           2011                2011
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $        30,359     $           33,790
         Accrued Commissions Receivable                                                       30,616                 41,199
         Prepaid Expenses                                                                    118,841
         Assets of Discontinued Operations                                                   101,875                 99,375
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        281,691                174,364

Property and Equipment, Net                                                                   64,879                 84,041
Goodwill                                                                                   1,503,860              1,503,860
                                                                                     ----------------    -------------------

                Total Assets                                                         $     1,850,430     $        1,762,265
                                                                                     ================    ===================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                            $       584,242     $          565,534
         Accrued Expenses and Refunds                                                        316,948                335,288
         Deferred Revenue                                                                    437,123                273,641
         Due to Related Parties                                                              361,550                262,761
         Liabilities of Discontinued Operations                                              383,866                381,399
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,083,729              1,818,623
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,083,729              1,818,623
                                                                                     ----------------    -------------------

Stockholders' Deficiency

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                74,520,248 issued and outstanding                                             74,520                 74,520
         Paid in Capital                                                                   2,758,001              2,758,001
         Accumulated Deficit                                                              (3,003,014)            (2,767,957)
         Accumulated Other Comprehensive Loss                                                (62,806)              (120,922)
                                                                                     ----------------    -------------------

                Total Stockholders' Deficiency                                              (233,299)               (56,358)
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Deficiency                                       $     1,850,430     $        1,762,265
                                                                                     ================    ===================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                         Three Months Ended September 30
                                    Unaudited

                                                                                     2011                 2010
                                                                                 --------------     -----------------

Revenue

        Commissions                                                              $     102,500      $         97,235
        Subscription Revenue                                                           194,889               160,661
        Products and Services                                                           14,073                 3,632
        Seminars and Mentoring                                                         103,796               140,674
                                                                                 --------------     -----------------

                  Total Revenue                                                        415,258               402,202

Operating Expenses                                                                     641,357             1,338,271
                                                                                 --------------     -----------------

Operating Loss                                                                        (226,099)             (936,069)

Other Income (Expense)

        Foreign Currency Loss                                                           (6,402)               (7,052)
                                                                                 --------------     -----------------

                  Total Other Income (Expense)                                          (6,402)               (7,052)
                                                                                 --------------     -----------------

Loss From Continuing Operations                                                       (232,501)             (943,121)

(Loss) Income From Discontinued Operations                                              (2,556)                1,800
                                                                                 --------------     -----------------

Net Loss                                                                              (235,057)             (941,321)

Foreign Currency Translation Gain (Loss)                                                58,116               (74,352)
                                                                                 --------------     -----------------

Comprehensive Loss                                                               $    (176,941)     $     (1,015,673)
                                                                                 ==============     =================

Weighted Average Common Shares Outstanding
Basic                                                                               74,520,248            62,753,972
Diluted                                                                             74,520,248            62,753,972
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                                                             $ (0.00)              $ (0.02)
     Discontinued Operations                                                             (0.00)                 0.00
Net Loss Per Common Share                                                              $ (0.00)              $ (0.02)

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                         Three Months Ended September 30
                                    Unaudited

                                                                                        2011               2010
                                                                                   ---------------    ----------------
Cash Flows from Operating Activities:
    Net Loss                                                                       $     (235,057)    $      (941,321)
    Loss (Gain) From Discontinued Operations                                                2,556              (1,800)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
        Depreciation and Amortization                                                      17,378              16,506
        Equity Based Payments To Non-Employees                                                  -             266,900
        Write-off of Deferred Financing Costs                                                   -               7,500

     Changes in Operating Assets and Liabilities
        Accrued Commissions Receivable                                                      6,519               9,955
        Prepaid Expenses                                                                 (118,841)                  -
        Accounts Payable                                                                   39,955             (33,500)
        Accrued Expenses and Refunds                                                       (3,840)            288,615
        Deferred Revenue                                                                  187,603              24,698
        Due to Related Parties                                                             98,789             260,542
                                                                                   ---------------    ----------------

                  Net Cash Used in Operating Activities                                    (4,938)           (101,905)
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (5,379)             (1,806)
        Cash - Acquired In Acquisition of Infinity                                              -               3,350
                                                                                   ---------------    ----------------

                  Net Cash (Used in) Provided By Investing Activitities                    (5,379)              1,544
                                                                                   ---------------    ----------------

Cash Flows from Financing Activities
        Sale of common stock, net                                                               -             129,400
                                                                                   ---------------    ----------------

                  Net Cash Provided by Financing Activities                                     -             129,400
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                               (2,589)               (350)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                 (2,589)               (350)
                                                                                   ---------------    ----------------

Effect of Foreign Exchange Rate Changes on Cash                                             9,475              (3,976)
                                                                                   ---------------    ----------------

(Decrease) Increase in Cash and Cash Equivalents                                           (3,431)             24,713
Cash and Cash Equivalents - Beginning of Period                                            33,790              28,405
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $       30,359     $        53,118
                                                                                   ===============    ================

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                    $           -      $       501,590

Common Stock Issued to Settle Liabilities                                          $           -      $       279,125


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY
--------------------------------------------------------------------

30DC, Inc., Delaware, ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate"). 30 Day was acquired from the Marillion Partnership and Edward Wells Dale, both of Victoria, Australia, in consideration for the issuance of 2,820,000 shares of Common Stock of 30DC DE. Immediate was acquired from Dan Raine of Cheshire, United Kingdom, in consideration for the issuance of 600,000 shares of Common Stock of 30DC DE. The acquired businesses were sold subject to specific liabilities which included accounts payable, accrued expenses and deferred revenue. The acquisitions were pursuant to an agreement dated November 14, 2008. Mr. Dale and Mr. Raine were part of the founding group of shareholders of 30DC DE and in conjunction with the acquisitions, Mr. Dale was named the Chief Executive Officer of 30DC DE. In accordance with the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations", the acquisitions of 30 Day and Immediate were accounted for as transactions between entities under common control, whereby the acquired assets and liabilities of 30 Day and Immediate were recognized in the financial statements at their carrying amounts.

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

30DC offers internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with approximately 100,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online commerce practitioners. Other revenue streams include sales of instructional courses and software tools related to internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's recorded and unrecorded assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

On August 24, 2011, the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.21 million USD) by March 31, 2012 or such other that date that the parties shall agree. There can be no assurance the Purchase will be completed.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2011, the Company has a working capital deficit of approximately $1,802,038 and has accumulated losses of approximately $3,003,014 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2012 or any other period. In addition, the balance sheet data at June 30, 2011 was derived from the audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2011 included in the Company's annual report on Form 10-K which was filed on December 13, 2011.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending September 30, 2011. For the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share excludes potentially dilutive securities consisting of 3,401,522 warrants and

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

600,000 options for the three months ended September 30, 2011 and 5,108,410 warrants and 600,000 options for the three months ended September 30, 2010 because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. DISCONTINUED OPERATIONS
-------------------------------

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

Results of Discontinued Operations for the

                                         Three Months Ended  Three Months Ended
                                         September 30, 2011  September 30, 2010
                                         ------------------- -------------------
Revenues                                 $                -  $                -
Operating expenses                                    5,056               1,700
Loss from operations                                 (5,056)             (1,700)
Unrealized gain on marketable securities              2,500               3,500
                                         ------------------- -------------------

Net (loss) income                        $          (2,556)  $            1,800
                                         =================== ===================


Assets and Liabilities of Discontinued Operations as of

                                               September 30, 2011  June 30, 2011
                                               ------------------ --------------

ASSETS

Marketable securities                          $         101,875  $       99,375
                                               ------------------ --------------
Total assets of discontinued operations        $         101,875  $       99,375
                                               ================== ==============


LIABILITIES

Accounts payable                               $          93,667  $       94,139
Accrued expenses                                          50,672          46,233
Notes payable                                            132,020         135,020
Due to related parties                                   107,507         106,007
                                               ------------------ --------------
Total liabilities of discontinued operations   $         383,866  $      381,399
                                               ================== ==============

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)



Notes Payable

Included in liabilities of discontinued operations at September 30, 2011 and June 30, 2011 are $190,367 and $193,367 respectively (including $58,347 at each date of notes payable included in due to related parties) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the three months ended September 30, 2011 and for the period subsequent to the share exchange with 30DC DE through September 30, 2010 the Company incurred interest expense on notes payable of $4,439 and $1,490 respectively which is included in the Statement of Operations under income
(loss) from discontinued operations.

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


                                                  Three Months Ended September
                                                            30, 2010
                                                          (Unaudited)
                                                 -------------------------------

Revenues                                         $                     402,202
Operating Expenses                                                   1,383,649
                                                 -------------------------------
Loss from Continuing Operations                                       (981,447)
Loss from Discontinued Operations                                      (25,698)
                                                 -------------------------------
Net Loss                                                            (1,007,145)
Foreign Currency Translation Loss                                      (74,352)
                                                 -------------------------------
Comprehensive Loss                               $                  (1,081,497)
                                                 ===============================
Basic and Diluted Loss Per Share                                         $(.01)
Weighted Average Shares Outstanding -
 Basic & Diluted                                                    67,806,849


NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Mr. Raine are both beneficial owners of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine.

Cash remuneration under the Marillion, 23V and Raine Ventures agreements is $250,000 per year and $200,000 under the Jesselton agreement. As further

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

described in footnote 11, cash remuneration for the Marillion and Jesselton agreements has been amended for the year ended June 30, 2012 to $317,825 and $254,260 Australian Dollars respectively. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2011 and nothing has been accrued in the September 30, 2011 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2012 has not been earned.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the three month period ended September 30, 2010 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $142,143 and the bonus for Raine Ventures was
$-0- and total compensation was $62,500. For the three month period ended September 30, 2011 total compensation earned by Marillion was $79,456 AUD ($83,640 USD) and total compensation earned by Raine Ventures was $62,500. Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their annual contracted amounts and bonuses based upon net cash flow are no longer applicable. The annual contracted amounts are not required to be paid proportionately throughout the year and amounts may vary from period to period. During the three months ended September 30, 2011 Marillion was paid $202,429 AUD ($213,089 USD) of which $118,841 is included in prepaid expenses in the current assets section of the balance sheet.

Due to related parties includes $166,632 due to Jesselton, which primarily consists of $56,253 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, and $171,000 due to Theodore A. Greenberg, 30DC's CFO for compensation.

NOTE 6.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                               September 30, 2011  June 30, 2011
                                               ------------------  -------------
Computer and Audio Visual Equipment            $          411,258  $    450,630
Office equipment and Improvements                          65,191        71,870
                                               ------------------  -------------
                                                          476,449       522,500
Less accumulated depreciation and amortization           (411,570)     (438,459)
                                               ------------------  -------------
                                               $           64,879  $     84,041
                                               ==================  =============

Depreciation and amortization expense was $17,378 for the three months ended September 30, 2011 and $16,506 for the three months ended September 30, 2010

Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 7.  INCOME TAXES
---------------------

As of June 30, 2011, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,524,300, which begin to expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all federal tax returns and is in the process of filing its state and local returns for Infinity since 2005. The Company has not provided a tax benefit for the three months ended September 30, 2011 and September 30, 2010 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2008.

As a corporation formed in the United States, the Company is subject to the United States corporation income tax on worldwide income. Since majority ownership of the Company's shares are held by Australian residents, the Company is deemed to be an Australian resident corporation and is subject to Australian corporate income tax on worldwide net income which for Infinity was from the time of the share exchange discussed in Note 1. Corporate income taxes paid to Australia will generally be available as a credit against United States corporation income tax. Prior to the share exchange with Infinity, the Company did not have nexus to any individual state in the United States and accordingly no deferred tax provision has been recognized for state taxes. Australia does not have any state corporation income tax. Future changes in Company operations might impact the geographic mix which could affect the Company's overall effective tax rate.

The Company applies the provisions of ASC 740 "Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the interim financial statements. ASC 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, amongst other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended September 30, 2011. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 8.  REVENUE CONCENTRATION
------------------------------

For the three months ended September 30, 2010 the Company earned revenue from one customer representing approximately 13% of sales. For the three months ended September 30, 2011 no customers exceeded 10% of revenue.

NOTE 9. STOCKHOLDERS' EQUITY
----------------------------

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

Pursuant to a private placement memorandum ("PPM") issued in August 2010 the Company offered units consisting of one share of common stock, one warrant at 37 cents per share exercisable until March 15, 2011 ("37-Cent Warrant") and one warrant at 50 cents per share exercisable five years from the date of issuance ("50-Cent Warrant") for a price of 26 cents per unit. A first closing was held

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

on September 22, 2010 under which 2,554,205 37 Cent-Warrants were issued along with 2,554,205 50-Cent Warrants expiring September 22, 2015. From November 2010 through March 2011, an additional 847,317 37-Cent Warrants were issued and 847,317 50-Cent Warrants were issued. All of the 37-Cent Warrants expired March 15, 2011 unexercised.

During the three months ended September 30, 2011, the Company did not issue any common stock, options or warrants.

NOTE 10. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                                         Three Months Ended  Three Months Ended
                                                         September 30, 2011  September 30, 2010
                                                         ------------------  ------------------
Related Party Contractor Fees Base Compensation (1)      $         213,052   $         175,000
Related party Contractor Fees Bonus Compensation (1)(2)                  -              79,643
Officer's Salary                                                    50,000              50,000
Independent Contractors                                            114,359             168,769
Transaction Fees (3)                                                     -             670,138
Professional Fees                                                  136,776              57,362
Travel Expenses                                                      9,436              54,519
Other Operating Costs                                              117,734              82,840
                                                         ------------------  ------------------
Total Operating Expenses                                 $         641,357   $       1,338,271
                                                         ==================  ==================

---------------------------------------------------------------------
(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development and Jesselton, Ltd. which provides services to the Company including Clinton Carey serving as Chief Operating Officer of the Company. The annual contracted amounts are not required to be paid proportionately throughout the year, however expense is recognized proportionately throughout the year, and amounts may vary from period to period due to fluctuations in foreign currency exchange rates.

(2) 30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division (formerly 30
         Day) and a bonus to Raine Ventures based upon the net cash flow of the Company's Immediate Edge division (formerly Immediate) until such time as 30DC had completed a merger or public stock listing which occurred on September 10, 2010.

(3) Transaction fees were incurred upon completion of the 30DC/Infinity share exchange for consulting services which resulted in completion of the share exchange. $250,000 was due to Jesselton, Ltd., $250,000 AUD ($231,050) was due to Corholdings Pty, Ltd. and Prestige was due 675,314 common shares which were valued at $189,088.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

NOTE 11.  SUBSEQUENT EVENTS
---------------------------

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

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding shares after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities, as defined and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.21 million USD) by March 31, 2012 or such other that date that the parties shall agree. There can be no assurance the Purchase will be completed.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

Other than the Purchase (as defined in Note 1 to the financial statements), the Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010.

During the three months ended September 30, 2011, 30DC, Inc. recognized revenues of $415,258 from its operations compared to $402,202 during the three months ended September 30, 2010. Revenues of the Company were from the following sources during the three months ended September 30, 2011 compared to September 30, 2010.

                          Three Months Ended   Three Months Ended  Increase or
                          September 30, 2011   September 30, 2010  (Decrease)
                         -------------------- -------------------- ------------
Revenue
  Commissions            $           102,500  $            97,235  $     5,265
  Subscription Revenue               194,889              160,661       34,228
  Products and Services               14,073                3,632       10,441
Seminars and Mentoring               103,796              140,674     (36,878)
                         -------------------- -------------------- ------------
   Total Revenues        $           415,258  $           402,202  $    13,056
                         -------------------- -------------------- ------------

The $34,228 increase in subscription revenue was due to a net increase in active subscribers for the Immediate Edge offset by a net decrease in active subscribers for the lower priced Challenge Plus. For the three months ended September 30, 2011 the Immediate Edge active subscriber base averaged 547 per month and for the three months ended September 30, 2010 the Immediate Edge active subscriber base averaged 435 per month. For the three months ended September 30, 2011 the Challenge Plus active subscriber base averaged 364 per month and for the three months ended September 30, 2010 the Challenge Plus active subscriber base averaged 441 per month. The increase in Immediate Edge subscribers resulted from a promotion in May 2011 which resulted in approximately 300 new subscribers although approximately 200 of those only subscribed for one or two months and were not active subscribers at September 30, 2011. The Company's Challenge Plus subscription product was started in 2009 and marketed to the entire active participant database resulting in a large initial subscriber base which has leveled off over time resulting in fewer current active subscribers.

The $10,441 increase in products and services revenue was primarily due to sale of one of the Company's products during the quarter ended September 30, 2011 which was not offered for sale in the quarter ended September 30, 2010.

The $36,878 decrease in seminars and mentoring income resulted from a decrease in the number of customers participating in the Company's mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the three months ended September 30, 2011 there was an average of 77 mentoring students per month and for the three months ended September 30, 2010 there was an average of 98 mentoring students.

During the three months ended September 30, 2011, the Company incurred $641,357 in operational expenses compared to $1,338,271 during the three months ended September 30, 2010. Operational expenses during the three months ended September 30, 2011 and 2010, include the following categories:

                          Three Months Ended   Three Months Ended    Increase or
                          September 30, 2011   September 30, 2010     Decrease
                          ------------------------------------------------------
Accounting Fees           $      115,388       $       31,306      $     84,082
Paypal Fees                       12,896               10,178             2,718
Commissions                       13,922                5,467             8,455
Independent Contractors          114,359              168,769           (54,410)
Depreciation                      17,378               16,506               872
Internet Expenses                 16,458               14,914             1,544
Legal Fees                        21,388               26,056            (4,668)
Officer's Salaries                50,000               50,000                 -
Payroll Taxes                     10,212               11,245            (1,033)
Related Party Contractors        213,052              254,643           (41,591)
Telephone                         34,544                5,568            28,976
Transaction Fees                       -              670,138          (670,138)
Travel & Entertainment             9,705               54,519           (44,814)
Other Operating Expenses          12,055               18,962            (6,907)
                          ------------------------------------------------------

Total Operating Expenses  $      641,357       $    1,338,271     $    (696,914)
                          ======================================================


The increase of $84,082 in accounting fees was primarily related to an increase in auditing fees due to multiple filings during the September 2011 quarter covering a number of prior periods.

The increase of $8,455 in commissions resulted from additional affiliate commissions due to the increase in products sold in the September 2011 quarter compared to the September 2010 quarter.

The decrease of $54,410 in independent contractors is primarily due to the approximately $41,000 cost of investor relations consultants in the September 2010 quarter and the reduction of one contractor in the IE division who was paid approximately $12,000 per quarter.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $41,591 net decrease results from a decrease of $79,643 for payments made to Marillion in the September 2010 quarter as a bonus based upon the net cash flow of the 30 Day Challenge division which was no longer applicable after the share transaction with Infinity in September 2010 offset by an approximately $31,000 increase due to a change in cash remuneration under the Marillion and Jesselton contracts to the Australian Dollar equivalent of the original contracted amounts based upon the exchange rate at July 15, 2009 which was the effective date of the contracts.

The increase in telephone expense of $28,976 is partly due to a premium high-volume internet package which costs approximately $4,000 per month which was not in place during the three months ended September 30, 2010.

The decrease of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange with Infinity during the September 2010 quarter including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $44,814 in travel and entertainment reflects fewer overseas trips during the quarter ended September 30, 2011 than during the quarter ended September 30, 2010.

During the three months ended September 30, 2011, the Company recognized a net loss from continuing operations of ($232,501) compared to a net loss of ($943,121) during the three months ended September 30, 2010. The decreased loss of $710,620 was due to the decrease in operating expenses of $696,914 and the increase in revenues of $13,056.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $30,359 at September 30, 2011 and the Company had a working capital deficit of $1,802,038. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs. As further discussed in Note 1 to the financial statements, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort.

Included in liabilities of discontinued operations at September 30, 2011 is $190,367 (including $58,347 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the three month period ended September 30, 2011, the Company used $4,938 in operating activities. During the three month period ended September 30, 2010, the Company used $109,405 in operating activities. The decreased use of funds of $104,467 was due to the decreased operating loss offset by expenses paid or settled with shares of the Company's common stock and accrued but unpaid expenses during the three months ended September 2010.

During the three month period ended September 30, 2011, financing activities provided the Company with $-0-. During the three month period ended September 30, 2010, financing activities provided the Company with $136,900. Receipts from the Company's private placement memorandum provided the bulk of these funds.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2011, the Company has a working capital deficit of approximately $1,802,000 and has accumulated losses of approximately $3,003,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2011, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

(2) The Company has installed accounting software which is not comprehensive and which does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail or entries made in the accounting software.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at September 30, 2011 is $190,367 (including $58,347 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

None.









                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

----------------- -- -----------------------------------------------------------
  EXHIBIT NO.                           DESCRIPTION
----------------- -- -----------------------------------------------------------
31.1                 Section 302 Certification - CEO
----------------- -- -----------------------------------------------------------
31.2                 Section 302 Certification - CFO
----------------- -- -----------------------------------------------------------
32.1                 Section 906 Certification - CEO
----------------- -- -----------------------------------------------------------
32.2                 Section 906 Certification - CFO
----------------- -- -----------------------------------------------------------
101.INS              XBRL Instance Document (1)
----------------- -- -----------------------------------------------------------
101.SCH              XBRL Taxonomy Extension Schema Document (1)
----------------- -- -----------------------------------------------------------
101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.DEF              XBRL Taxonomy Extension Definition Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.LAB              XBRL Taxonomy Extension Label Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (1)
--------------------------------------------------------------------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 30DC, INC.
                              ---------------
                                 Registrant

Dated: January 31, 2012                         By:/s/ Edward Dale
                                                --------------------------------
                                                Edward Dale
                                                Principal Executive Officer
                                                Chief Executive Officer
                                                President


Dated: January 31, 2012                         By:/s/ Theodore A. Greenberg
                                                --------------------------------
                                                Theodore A. Greenberg,
                                                Principal Accounting Officer
                                                Chief Financial Officer