Form 10-Q
period 2011-12-31
30DC, INC.
filed 2012-04-20
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended December 31, 2011

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     16-1675285
---------------------------------           ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
         ---------------------------------------------------------------
               Registrant's telephone number, including area code

         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of April 20, 2012 the number of shares outstanding of the registrant's class of common stock was 74,520,248.

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION
                                                                           PAGE
                                                                          ------

Item 1. Financial Statements                                                 2

         Condensed Consolidated Balance Sheets as of December 31, 2011
         (Unaudited) and June 30, 2011                                       3

         Condensed Consolidated Statements of Operations (Unaudited) for
         the Three and Six Months Ended December 31, 2011 and 2010           4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended December 31, 2011 and 2010                     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           15

Item 3. Quantitative and Qualitative Disclosures About Market Risk          21

Item 4. Controls and Procedures                                             21

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3. Defaults upon Senior Securities                                     22

Item 4. Mine Safety Disclosures                                             22

Item 5. Other Information                                                   23

Item 6. Exhibits                                                            23

Signatures                                                                  24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                      30DC, INC. AND SUBSIDIARY
                                                Condensed Consolidated Balance Sheets


                                                                                              December                June
                                                                                              31, 2011              30, 2011
                                                                                           ---------------     --------------------
                                                                                             Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                         $       32,166      $            33,790
         Accrued Commissions Receivable                                                            19,419                   41,199
         Prepaid Expenses                                                                          58,872                        -
         Assets of Discontinued Operations                                                        103,125                   99,375
                                                                                           ---------------     --------------------

                 Total  Current Assets                                                            213,582                  174,364

Property and Equipment, Net                                                                        53,688                   84,041
Goodwill                                                                                        1,503,860                1,503,860
                                                                                           ---------------     --------------------

                 Total Assets                                                              $    1,771,130      $         1,762,265
                                                                                           ===============     ====================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                                  $      580,707      $           565,534
         Accrued Expenses and Refunds                                                             333,123                  335,288
         Deferred Revenue                                                                         310,867                  273,641
         Due to Related Parties                                                                   477,160                  262,761
         Liabilities of Discontinued Operations                                                   384,681                  381,399
                                                                                           ---------------     --------------------

                 Total Current Liabilities                                                      2,086,538                1,818,623
                                                                                           ---------------     --------------------

                 Total Liabilities                                                              2,086,538                1,818,623
                                                                                           ---------------     --------------------

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                           -                        -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                 74,520,248 issued and outstanding                                                 74,520                   74,520
         Paid in Capital                                                                        2,758,001                2,758,001
         Accumulated Deficit                                                                   (3,050,627)              (2,767,957)
         Accumulated Other Comprehensive Loss                                                     (97,302)                (120,922)
                                                                                           ---------------     --------------------

                 Total Stockholders' Deficiency                                                  (315,408)                 (56,358)
                                                                                           ---------------     --------------------

Total Liabilities and Stockholders' Deficiency                                             $    1,771,130      $         1,762,265
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

                                                    30DC, INC. AND SUBSIDIARY
                             Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                            Unaudited

                                                  For the Three Months Ended                  For the Six Months Ended
                                                         December 31,                               December 31,
                                                    2011              2010                 2011                   2010
                                               ---------------   ---------------     -----------------     --------------------
Revenue

         Commissions                           $      41,349     $     153,438       $       143,849       $          250,673
         Subscription Revenue                        143,179           164,772               338,068                  325,433
         Products and Services                       148,811            69,889               162,884                   73,521
         Seminars and Mentoring                      174,534           180,256               278,330                  320,930
                                               ---------------   ---------------     -----------------     --------------------

                     Total Revenue                   507,873           568,355               923,131                  970,557

Operating Expenses                                   545,853           706,879             1,187,210                2,045,150
                                               ---------------   ---------------     -----------------     --------------------

Operating Loss                                       (37,980)         (138,524)             (264,079)              (1,074,593)

Other Expense

         Foreign Currency Loss                        (6,021)           (6,460)              (12,422)                 (13,512)
                                               ---------------   ---------------     -----------------     --------------------

                     Total Other Expense              (6,021)           (6,460)              (12,422)                 (13,512)
                                               ---------------   ---------------     -----------------     --------------------

Loss From Continuing Operations                      (44,001)         (144,984)             (276,501)              (1,088,105)

Income (Loss) From Discontinued Operations            (3,613)           (1,785)               (6,169)                      15
                                               ---------------   ---------------     -----------------     --------------------

Net Loss                                             (47,614)         (146,769)             (282,670)              (1,088,090)

Foreign Currency Translation Gain (Loss)             (34,495)          (25,064)               23,620                  (99,416)
                                               ---------------   ---------------     -----------------     --------------------

Comprehensive Loss                             $     (82,109)    $    (171,833)      $      (259,050)      $       (1,187,506)
                                               ===============   ===============     =================     ====================

Weighted Average Common Shares Outstanding
Basic                                             74,520,248        73,068,388            74,520,248               67,911,180
Diluted                                           74,520,248        73,068,388            74,520,248               67,911,180
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                     $       (0.00)    $       (0.00)      $         (0.00)      $            (0.02)
     Discontinued Operations                           (0.00)            (0.00)                (0.00)                    0.00
                                               ---------------   ---------------     -----------------     --------------------
Net Loss Per Common Share                      $       (0.00)    $       (0.00)      $         (0.00)      $            (0.02)
                                               ===============   ===============     =================     ====================






          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                              30DC, INC. AND SUBSIDIARY
                                   Condensed Consolidated Statements of Cash Flows
                                            Six Months Ended December 31
                                                      Unaudited
                                                                                     2011                 2010
                                                                                ----------------     --------------
Cash Flows from Operating Activities:
    Net Loss                                                                    $      (282,670)     $  (1,088,090)
    Loss (Gain) From Discontinued Operations                                              6,169                (15)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used In) Operations
         Depreciation and Amortization                                                   31,957             34,650
         Equity Based Payments To Non-Employees                                               -            455,988
         Write-off of Deferred Financing Costs                                                -              7,500

     Changes in Operating Assets and Liabilities
         Accrued Commissions Receivable                                                  19,804             37,228
         Prepaid Expenses                                                               (58,872)                 -
         Accounts Payable                                                                25,496             37,850
         Accrued Expenses and Refunds                                                     4,881            130,782
         Deferred Revenue                                                                48,945           (118,335)
         Due to Related Parties                                                         214,399            279,078
                                                                                ----------------     --------------
                     Net Cash Provided by (Used in) Operating Activities                 10,109           (223,364)
                                                                                ----------------     --------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                             (5,311)            (5,008)
         Cash - Acquired In Acquisition of Infinity                                           -              3,350
                                                                                ----------------     --------------
                     Net Cash Used in Investing Activitities                             (5,311)            (1,658)
                                                                                ----------------     --------------

Cash Flows from Financing Activities
         Sale of common stock, net                                                            -            261,950
                                                                                ----------------     --------------
                     Net Cash Provided by Financing Activities                                -            261,950
                                                                                ----------------     --------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                            (6,637)           (20,531)
                                                                                ----------------     --------------
                     Net Cash Used in Discontinued Operations                            (6,637)           (20,531)
                                                                                ----------------     --------------

Effect of Foreign Exchange Rate Changes on Cash                                             215              3,148
                                                                                ----------------     --------------

Net (Decrease) Increase in Cash and Cash Equivalents                                     (1,624)            19,545
Cash and Cash Equivalents - Beginning of Period                                          33,790             28,405
                                                                                ----------------     --------------

Cash and Cash Equivalents - End of Period                                       $        32,166      $      47,950
                                                                                ================     ==============

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                 $             -      $     501,590

Common Stock Issued to Settle Liabilities                                       $             -      $     279,125





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

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

On August 24, 2011, the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding shares after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities and is expected to increase the shares deemed outstanding, as defined, by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.15 million USD) by March 31, 2012 or such other that date that the parties shall agree. The Purchase expired March 31, 2012 without completion.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2011, the Company has a working capital deficit of approximately $1,873,000 and has accumulated losses of approximately $3,050,100 since its inception. The Company's ability to continue as a going concern is dependent upon its ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending December 31, 2011. For the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

excludes potentially dilutive securities consisting of 3,401,522 warrants and 600,000 options for the three and six months ended December 31, 2011 and 6,185,346 warrants and 600,000 options for the three and six months ended December 31, 2010 because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

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

Results of Discontinued Operations for the

                                            Six Months Ended    Six Months Ended
                                           December 31, 2011   December 31, 2010
                                          ------------------  ------------------
Revenues                                  $               -   $               -
Operating expenses                                    9,919               7,235
Loss from operations                                 (9,919)             (7,235)
Unrealized gain on marketable securities              3,750               7,250
                                          ------------------  ------------------
Net (loss) income                         $         (6,169)   $              15
                                          ==================  ==================


                                          Three Months Ended  Three Months Ended
                                           December 31, 2011   December 31, 2010
                                          ------------------  ------------------
Revenues                                  $               -   $               -
Operating expenses                                    4,863               5,535
Loss from operations                                 (4,863)             (5.535)
Unrealized gain on marketable securities              1,250               3,750
                                          ------------------  ------------------
Net loss                                  $          (3,613)  $          (1,785}
                                          ==================  ==================

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)


Assets and Liabilities of Discontinued Operations as of

                                               December 31, 2011 June 30, 2011
                                               ----------------- -------------
ASSETS

Marketable securities                          $        103,125  $     99,375
                                               ----------------- -------------
Total assets of discontinued operations        $        103,125  $     99,375
                                               ================= =============
LIABILITIES

Accounts payable                               $         93,470  $     94,139
Accrued expenses                                         52,875        46,233
Notes payable                                           129,520       135,020
Due to related parties                                  108,816       106,007
                                               ----------------- -------------
Total liabilities of discontinued operations   $        384,681  $    381,399
                                               ================= =============
Notes Payable

Included in liabilities of discontinued operations at December 31, 2011 and June 30, 2011 are $187,867 and $193,367 respectively (including $58,347 at each date of notes payable included in due to related parties) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the six months ended December 31, 2011 and for the period subsequent to the share exchange with 30DC DE through December 31, 2010 the Company incurred interest expense on notes payable of $8,700 and $6,378 respectively which is included in the Statement of Operations under income
(loss) from discontinued operations.

NOTE 4. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

The following unaudited consolidated pro forma information gives effect to the share exchange with Infinity (discussed in Note 1) as if this transaction had occurred as of July 1, 2010. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

                                                           Six Months Ended
                                                           December 31, 2010
                                                              (Unaudited)
                                                          -------------------
Revenues                                                  $          970,557
Operating Expenses                                                 2,097,198
                                                          -------------------
Loss from Continuing Operations                                  (1,126,641)
Loss from Discontinued Operations                                   (27,274)
                                                          -------------------
Net Loss                                                         (1,153,915)
Foreign Currency Translation Loss                                   (99,416)
                                                          -------------------
Comprehensive Loss                                        $      (1,253,331)
                                                          ===================
Basic and Diluted Loss Per Share                          $            (.02)
Weighted Average Shares Outstanding - Basic and Diluted           70,437,619

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

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

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original contract amount of $250,000 has been amended to $317,825 AUD Dollars and the Jesselton original contract amount of $200,000 has been amended to $254,260 AUD. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2011 and nothing has been accrued in the December 31, 2011 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2012 has not been earned.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the six month period ended December 31, 2010 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $208,673 and the bonus for Raine Ventures was $-0- and total compensation was $125,000. For the six month period ended
December 31, 2011 total compensation earned by Marillion was $158,913 AUD ($164,079 USD) and total compensation earned by Raine Ventures was $125,000. For the three month period ended December 31, 2010 total compensation earned by Marillion was $66,529 and total compensation earned by Raine Ventures was $62,500. For the three month period ended December 31, 2011 total compensation earned by Marillion was $79,456 AUD ($80,438 USD) and total compensation earned by Raine Ventures was $62,500. Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are being paid in accordance with their annual contracted amounts and bonuses based upon net cash flow are no longer applicable. The annual contracted amounts are not required to be paid proportionately throughout the year and amounts may vary from period to period. During the six months ended December 31, 2011 Marillion was paid $216,585 AUD ($222,951 USD) of which $58,872 is included in prepaid expenses in the current assets section of the balance sheet.

Beginning July 1, 2010, the Company pays Marillion $2,500 AUD per month to cover office related expenses which is included in operating expenses.

Due to related parties includes $232,190 due to Jesselton, which primarily consists of $121,810 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, and $221,000 due to Theodore A. Greenberg, 30DC's CFO for compensation.

Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

NOTE 6.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                                December 31, 2011  June 30, 2011
                                                -----------------  -------------
Computer and Audio Visual Equipment             $         434,301  $    450,630
Office equipment and Improvements                          68,625        71,870
                                                -----------------  -------------
                                                          502,926       522,500
Less accumulated depreciation and amortization           (449,238)     (438,459)
                                                -----------------  -------------
                                                $          53,688  $     84,041
                                                =================  =============

Depreciation  and  amortization  expense was  $31,957  for the six months  ended
December 31, 2011 and $34,650 for the six months ended December 31, 2010. Depreciation and amortization expense was $14,580 for the three months ended December 31, 2011 and $18,144 for the three months ended December 31, 2010.

Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 7.  INCOME TAXES
---------------------

As of June 30, 2011, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,524,300, which begin to expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all federal tax returns and is in the process of filing its state and local returns for Infinity since 2005. The Company has not provided a tax benefit for the three and six months ended December 31, 2011 and December 31, 2010 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2008.

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

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our analysis of uncertain tax positions including interest and penalties, during

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)

the six months ended December 31, 2011. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Pursuant to a private placement memorandum ("PPM") issued in August 2010 the Company offered units consisting of one share of common stock, one warrant at 37 cents per share exercisable until March 15, 2011 ("37-Cent Warrant") and one warrant at 50 cents per share exercisable five years from the date of issuance ("50-Cent Warrant") for a price of 26 cents per unit. A first closing was held on September 22, 2010 under which 2,554,205 37-Cent Warrants were issued along with 2,554,205 50-Cent Warrants expiring September 22, 2015. From November 2010 through March 2011, an additional 847,317 37-Cent Warrants were issued and 847,317 50-Cent Warrants were issued. All of the 37-Cent Warrants expired March 15, 2011 unexercised.

During the six months ended December 31, 2011, the Company did not issue any common stock, options or warrants.

NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                                         Six Months Ended   Six Months Ended
                                                        December 31, 2011  December 31, 2010
                                                        -----------------  -----------------
Related Party Contractor Fees Base Compensation (1)     $        420,342   $        354,029
Related party Contractor Fees Bonus Compensation (1)(2)                -             79,643
Officer's Salary                                                 100,000            100,000
Independent Contractors                                          211,322            310,555
Transaction Fees (3)                                                   -            670,138
Professional Fees                                                208,929            231,528
Travel Expenses                                                   20,264             99,167
Other Operating Costs                                            226,353            200,090
                                                        -----------------  -----------------
Total Operating Expenses                                $      1,187,210   $      2,045,150
                                                        =================  =================

------------------------------------------------------

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)



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

     (3) Transaction fees were incurred upon completion of the 30DC/Infinity share exchange for consulting services which resulted in completion of the share exchange. $250,000 was due to Jesselton, Ltd., $250,000 AUD ($231,050) was due to Corholdings Pty, Ltd. and Prestige Financial
          Center, Inc. was due 675,314 common shares which were valued at $189,088.

                                    Three Months Ended      Three Months Ended
                                     December 31, 2011       December 31, 2010
                                   --------------------    --------------------
Related Party Contractor Fees (1)  $           207,290     $           179,029
Officer's Salary                                50,000                  50,000
Independent Contractors                         96,963                 141,786
Professional Fees                               72,153                 174,166
Travel Expenses                                 10,828                  44,648
Other Operating Costs                          108,619                 117,250
                                   --------------------    --------------------
Total Operating Expenses           $           545,853     $           706,879
                                   ====================    ====================

--------------------------------

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)


NOTE 10.  SUBSEQUENT EVENTS
---------------------------

Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012. Jesselton's contract for services included Clinton Carey serving as the Company's Chief Operating Officer. Mr. Carey has continued as a director of the Company but has no further management role.

The Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") expired March 31, 2012 without completion.

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued, require potential adjustment to or disclosure in the Company's financial statements.

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

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the
"Agreement") with 30DC DE, and the Shareholders of 30DC DE. ("30DC DE Shareholders"). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The shareholders of 30DC DE received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Upon closing Messrs. Edward Dale and Clinton Carey were appointed to the Infinity Board of Directors and subsequently Infinity was renamed 30DC, Inc. (Maryland) ("30DC"). Mr. Dale is the President, Chief Executive Officer and a director of 30DC. In addition, he is the manager of the former majority shareholder of 30DC DE, Marillion Partnership. Mr. Carey is the Chief Operating Officer and a director of 30DC DE. Further, Mr. Dale was appointed the Chief Executive Officer of Infinity and Mr. Carey was appointed the Chief Operating Officer of Infinity. Effective March 1, 2012, Mr. Carey is no longer Chief Operating Officer of the Company; he remains a director.

Infinity, as a result of the transaction, became the sole outstanding shareholder of 100% of the outstanding common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. As of the date of the transaction, Infinity discontinued its historical operations and the business of 30DC DE is now the business of 30DC.

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The purchase price for 100% of Rivus' issued and outstanding shares is 45% of 30DC's adjusted issued and outstanding shares immediately prior to closing which equates to 31% of the total outstanding shares after closing without regards to the adjustment factor. The adjustment factor to 30DC's outstanding shares accounts for 30DC's non-operating liabilities, as defined and is expected to increase the deemed outstanding by approximately four million shares which would increase Rivus post closing ownership by an additional 1%. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million AUD (currently $5.15 million USD) by March 31, 2012 or such other that date that the parties shall agree. The Purchase expired March 31, 2012 without completion.

The Company has been developing and selling more of its own products and has been reducing operating costs. As part of the cost reduction efforts, effective February 1, 2012 the Company consolidated its two subscription products; the Immediate Edge and Challenge Plus. Resources and marketing efforts for subscriptions are now exclusively for the Immediate Edge. The Company expects future growth to come from new products which are developed internally or through joint venture arrangements. There can be no assurance new products will be developed and if developed there can be no assurance that new products will produce significant revenue.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010.

During the three months ended December 31, 2011, 30DC, Inc. recognized revenues of $507,873 from its operations compared to $568,355 during the three months ended December 31, 2010. Revenues of the Company were from the following sources during the three months ended December 31, 2011 compared to December 31, 2010.

                         Three Months Ended  Three Months Ended   Increase or
                          December 31, 2011   December 31, 2010   (Decrease)
                         ------------------ ------------------- -------------
Revenue
  Commissions            $          41,349  $          153,438  $   (112,089)
  Subscription Revenue             143,179             164,772       (21,593)
  Products and Services            148,811              69,889        78,922
Seminars and Mentoring             174,534             180,256        (5,722)
                         ------------------ ------------------- -------------
   Total Revenues        $         507,873  $          568,355  $    (60,482)
                         ------------------ ------------------- -------------


The $112,089 decrease in commissions during the three months ended December 31, 2011 compared to the three months ending December 31, 2010 was the result of fewer new participants in the Company's Challenge program in 2011 and a large payer of affiliate commissions revising their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. Commissions earned from affiliate programs typically generate the majority of commissions from new participants.

The $21,593 decrease in subscription revenue was due to net decreases in active subscribers for the Immediate Edge and Challenge Plus subscription products. For the three months ended December 31, 2011 the Immediate Edge active subscriber base averaged 387 per month and for the three months ended December 31, 2010 the Immediate Edge active subscriber base averaged 470 per month. For the three months ended December 31, 2011 the Challenge Plus active subscriber base averaged 294 per month and for the three months ended December 31, 2010 the Challenge Plus active subscriber base averaged 567 per month. The Immediate Edge subscriber base has historically increased when a promotion is offered and gradually decreases after the promotion ends. Promotions are generally held two to three times per year with timing dependent on whether the Company is offering current promotions for its own or third-party products. The Company's Challenge Plus subscription product was started in 2009 and marketed to the entire active participant database resulting in a large initial subscriber base which has leveled off over time resulting in fewer current active subscribers.

The $78,922 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale during the three months ended December 31, 2011. Previously the Company had been offering more third party products for which affiliate commissions were earned. When new products are introduced they are marketed to the Company's entire active participant base and the vast majority of sales are in a relatively short time period after product introduction.

During the three months ended December 31, 2011, the Company incurred $545,853 in operational expenses compared to $706,879 during the three months ended December 31, 2010. Operational expenses during the three months ended December 31, 2011 and 2010, include the following categories:

                           THREE MONTHS ENDED  THREE MONTHS ENDED  INCREASE OR
                            DECEMBER 31, 2011   DECEMBER 31, 2010    DECREASE
                            -----------------  ------------------  ------------
Accounting Fees             $          50,923  $          153,311  $  (102,388)
Paypal Fees                            11,618              11,197          421
Commissions                            27,218              32,151       (4,933)
Independent Contractors                96,963             141,786      (44,823)
Depreciation                           14,580              18,144       (3,564)
Internet Expenses                      12,029              17,304       (5,275)
Legal Fees                             21,230              20,855          375
Officer's Salaries                     50,000              50,000            -
Payroll Taxes                           9,215               8,390          825
Related Party Contractors             207,290             179,029       28,261
Telephone                              21,600               6,882       14,718
Travel & Entertainment                 11,058              44,648      (33,590)
Other Operating Expenses               12,129              23,182      (11,053)
                           -------------------- ------------------ ------------

Total Operating Expenses   $          545,853   $         706,879  $  (161,026)
                           ==================== ================== ============

The decrease of $102,388 in accounting fees was primarily related to a decrease in auditing fees and accounting consultant fees which had increased related to the Infinity/30DC transaction in September 2010.

The decrease of $44,823 in independent contractors is primarily due to the $15,000 cost of investor relations consultants in the December 2010 quarter and the reduction of two contractors in the IE division who were paid approximately $12,000 per quarter each.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $28,261 net increase results from a change in cash remuneration under the Marillion and Jesselton contracts to the Australian Dollar equivalent of the original contracted amounts based upon the exchange rate at July 15, 2009 which was the effective date of the contracts combined with the change in the exchange rate since that time which results in higher cost in US dollars.

The increase in telephone expense of $14,718 is primarily due to a premium high-volume internet package which costs approximately $4,000 per month which was not in place during the three months ended December 31, 2010.

The decrease of $33,590 in travel and entertainment reflects fewer overseas trips during the quarter ended December 31, 2011 than during the quarter ended December 31, 2010.

The decrease of $11,053 in other expenses reflects a reduction of a number of smaller expense categories during the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 with the largest being an approximate decrease of $4,700 in credit card and bank charges and an approximate decrease of $2,800 in transfer agent and filing fees.

During the three months ended December 31, 2011, the Company recognized a net loss from continuing operations of ($44,001) compared to a net loss of ($144,984) during the three months ended December 31, 2010. The decreased loss of $100,983 was due to the decrease in operating expenses of $161,026 offset by the decrease in revenues of $60,482.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2010.

During the six months ended December 31, 2011, 30DC, Inc. recognized revenues of $923,131 from its operations compared to $970,557 during the six months ended December 31, 2010. Revenues of the Company were from the following sources during the six months ended December 31, 2011 compared to December 31, 2010.

                          Six Months Ended  Six Months Ended    Increase or
                         December 31, 2011 December 31, 2010     (Decrease)
                         ----------------- ----------------- ------------------
Revenue
  Commissions            $        143,849  $        250,673  $        (106,824)
  Subscription Revenue            338,068           325,433             12,635
  Products and Services           162,884            73,521             89,363
Seminars and Mentoring            278,330           320,930            (42,600)
                         ----------------- ----------------- ------------------
   Total Revenues        $        923,131  $        970,557  $         (47,426)
                         ----------------- ----------------- ------------------

The $106,824 decrease in commissions during the six months ended December 31, 2011 compared to the six months ending December 31, 2010 was the result of fewer new participants in the Company's Challenge program in 2011 and a large payer of affiliate commissions revising their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. Commissions earned from affiliate programs typically generate the majority of commissions from new participants.

The $89,363 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale during the six months ended December 31, 2011. Previously the Company had been offering more third party products for which affiliate commissions were earned. When new products are introduced they are marketed to the Company's entire active participant base and the vast majority of sales are in a relatively short time period after product introduction.

The $42,600 decrease in seminars and mentoring income resulted from a decrease in the number of customers participating in the Company's mentoring program which is priced from $5,000 to $10,000 per year and the revenue from which is recognized ratably over the one year term. For the six months ended December 31, 2011 there was an average of 78 mentoring students per month and for the six months ended December 31, 2010 there was an average of 108 mentoring students. The decrease in revenue is less than proportionate due to an increase in the cost of the mentoring program subsequent to December 31, 2010.

During the six months ended December 31, 2011, the Company incurred $1,187,210 in operational expenses compared to $2,045,150 during the six months ended December 31, 2010. Operational expenses during the six months ended December 31, 2011 and 2010, include the following categories:

                           SIX MONTHS ENDED   SIX MONTHS ENDED   INCREASE OR
                          DECEMBER 31, 2011  DECEMBER 31, 2010     DECREASE
                          -----------------  -----------------  -------------
Accounting Fees           $         166,311  $         184,617  $    (18,306)
Paypal Fees                          24,514             21,375         3,139
Commissions                          41,141             37,618         3,523
Independent Contractors             211,322            310,555       (99,233)
Depreciation                         31,957             34,650        (2,693)
Internet Expenses                    28,487             32,218        (3,731)
Legal Fees                           42,618             46,911        (4,293)
Officer's Salaries                  100,000            100,000             -
Payroll Taxes                        19,427             19,635          (208)
Related Party Contractors           420,342            433,672       (13,330)
Telephone                            56,143             12,450        43,693
Transaction Fees                          -            670,138      (670,138)
Travel & Entertainment               20,763             99,167       (78,404)
Other Operating Expenses             24,185             42,144       (17,959)
                          ------------------- ------------------ ------------

Total Operating Expenses  $       1,187,210   $      2,045,150   $  (857,940)
                          =================== ================== ============

The decrease of $18,306 in accounting fees was due to a decrease in auditing fees and accounting consultant fees which had increased related to the Infinity/30DC transaction in September 2010 offset by an increase in auditing fees due to multiple filings during the six months ended December 2011 covering a number of prior periods.

The decrease of $99,233 in independent contractors is primarily due to the approximately $56,000 cost of investor relations consultants during the six months ended December 2010 and the reduction of two contractors in the IE division during the six months ended December 31, 2011 reducing costs during the period by approximately $30,000.

The increase in telephone expense of $43,693 is partly due to a premium high-volume internet package which costs approximately $4,000 per month which was not in place during the six months ended December 31, 2010.

The decrease of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange with Infinity during the six months ended December 2010 including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $78,404 in travel and entertainment reflects fewer overseas trips during the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

The decrease of $17,959 in other expenses reflects a reduction of a number of smaller expense categories during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 with the largest being an approximate decrease of $11,300 in credit card and bank charges and an approximate decrease of $2,800 in transfer agent and filing fees.

During the six months ended December 31, 2011, the Company recognized a net loss from continuing operations of ($276,501) compared to a net loss of ($1,088,105) during the six months ended December 31, 2010. The decreased loss of $811,604 was due to the decrease in operating expenses of $857,940 offset by the decrease in revenues of $47,426.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $32,166 at December 31, 2011 and the Company had a working capital deficit of $1,872,956. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs. As further discussed in Note 1 to the financial statements, the Company has signed an agreement with RivusTV Ltd. pursuant to which the companies have initiated a joint capital raising effort. There can be no assurance that the Company will raise additional capital on commercially acceptable terms, if at all. The agreement with Rivus expired March 31, 2012 without completion.

Included in liabilities of discontinued operations at December 31, 2011 is $187,867 (including $58,347 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the six months ended December 31, 2011, operating activities provided the Company with $10,109. During the six months ended December 31, 2010, the Company used $223,364 in operating activities. The net increase in funds of $233,472 was due to the decreased operating loss offset by expenses paid or settled with shares of the Company's common stock, accrued but unpaid expenses during the six months ended December 31, 2010 and timing of receipts related to mentoring income which is initially recorded as deferred revenue. In the December 2011 period cash receipts for mentoring exceeded revenue recognized by $48,945 and the December 2010 period revenue recognized as mentoring income exceeded cash receipts by $118,335.

During the six month period ended December 31, 2011, financing activities provided the Company with $-0-. During the six month period ended December 31, 2010, financing activities provided the Company with $261,950. Receipts from the Company's private placement memorandum provided the bulk of these funds.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2011, the Company has a working capital deficit of approximately $1,873,000 and has accumulated losses of approximately $3,050,100 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon attaining profitable operations. The Company does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

GOODWILL

Goodwill was recorded as result of the 30DC/Infinity business combination. We review our goodwill in accordance with ASU 2011-08 which redefined the steps necessary in testing goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and, therefore, the two-step impairment test is unnecessary at December 31, 2011.

If the Company is unable to continue to improve operations through the execution of its business plan then the Company may record an impairment charge related to its goodwill in a future period. However, presently the Company believes that it will improve operations through a combination of continued cost reduction efforts, consolidation of operations and the development of new products.


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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of December 31, 2011:

     (1) Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

     (2) Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our internal control risks are mitigated by the fact that our Chief Executive Officer reviews and approves substantially all of our major transactions. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel. The Company intends to continue to make improvements in its internal controls over financial reporting and disclosure controls until its material weaknesses are remediated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2011, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected, at this time.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at December 31, 2011 is $187,867 (including $58,347 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012. Jesselton's contract for services included Clinton Carey serving as the Company's Chief Operating Officer. As a result Mr. Carey, will not continue acting in the capacity of Chief Operating Officer of the Company, but has remained as a director of the Company.

The Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") expired March 31, 2012 without completion.

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


                                   30DC, INC.
                           -------------------------
                                   Registrant

Dated: April 20, 2012                          By:/s/ Edward Dale
                                               ---------------------------------
                                               Edward Dale
                                               Principal Executive Officer
                                               Chief Executive Officer
                                               President


Dated: April 20, 2012                          By:/s/ Theodore A. Greenberg
                                               ---------------------------------
                                               Theodore A. Greenberg,
                                               Principal Accounting Officer
                                               Chief Financial Officer