Form 10-Q
period 2012-03-31
30DC, INC.
filed 2012-08-02
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended March 31, 2012

                                       or

[   ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                    16-1675285
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
        ----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
                                 --------------
               Registrant's telephone number, including area code

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of August 2, 2012 the number of shares outstanding of the registrant's class of common stock was 72,928,421.

                                TABLE OF CONTENTS


                                                                            PAGE
                         PART I - FINANCIAL INFORMATION                     ----

Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of March 31, 2012
         (Unaudited) and June 30, 2011                                        3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Nine Months Ended March 31, 2012 and 2011          4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended March 31, 2012 and 2011                    5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           21

Item 4. Controls and Procedures                                              21

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3. Defaults upon Senior Securities                                      22

Item 4. Mine Safety Disclosures                                              22

Item 5. Other Information                                                    23

Item 6. Exhibits                                                             23

Signatures                                                                   24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                               March               June
                                                                                              31, 2012            30, 2011
                                                                                           ---------------     -------------
                                                                                             Unaudited
Assets

Current Assets
         Cash and Cash Equivalents                                                         $       28,291      $     33,790
         Accrued Commissions Receivable                                                            14,483            41,199
         Due From Related Party                                                                   127,440                 -
         Prepaid Expenses                                                                           2,125                 -
         Assets of Discontinued Operations                                                        103,125            99,375
                                                                                           ---------------     -------------

                 Total  Current Assets                                                            275,464           174,364

Property and Equipment, Net                                                                        44,717            84,041
Goodwill                                                                                        1,503,860         1,503,860
                                                                                           ---------------     -------------

                 Total Assets                                                              $    1,824,041      $  1,762,265
                                                                                           ===============     =============


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                                  $      602,040      $    565,534
         Accrued Expenses and Refunds                                                             359,756           335,288
         Deferred Revenue                                                                         291,595           273,641
         Due to Related Parties                                                                   580,334           262,761
         Liabilities of Discontinued Operations                                                   384,766           381,399
                                                                                           ---------------     -------------

                 Total Current Liabilities                                                      2,218,491         1,818,623
                                                                                           ---------------     -------------

                 Total Liabilities                                                              2,218,491         1,818,623
                                                                                           ---------------     -------------



         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                           -                 -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
          74,520,248 issued and outstanding                                                        74,520            74,520
         Paid in Capital                                                                        2,758,001         2,758,001
         Accumulated Deficit                                                                   (3,122,121)       (2,767,957)
         Accumulated Other Comprehensive Loss                                                    (104,850)         (120,922)
                                                                                           ---------------     -------------

                 Total Stockholders' Deficiency                                                  (394,450)          (56,358)
                                                                                           ---------------     -------------

Total Liabilities and Stockholders' Deficiency                                             $    1,824,041      $  1,762,265
                                                                                           ===============     =============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                                    30DC, INC. AND SUBSIDIARY
                             Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                            Unaudited

                                                   For the Three Months Ended                 For the Nine Months Ended
                                                           March 31,                                  March 31,
                                                     2012              2011                 2012                   2011
                                                ---------------   ---------------     -----------------     --------------------
Revenue
         Commissions                            $      27,055     $     117,583       $       170,904       $           368,256
         Subscription Revenue                         136,354           170,453               474,422                   495,887
         Products and Services                         38,324            43,128               201,208                   116,649
         Seminars and Mentoring                       199,703           114,428               478,033                   435,358
                                                ---------------   ---------------     -----------------     --------------------
                     Total Revenue                    401,436           445,592             1,324,567                 1,416,150

Operating Expenses                                    465,114           600,535             1,652,324                 2,645,685
                                                ---------------   ---------------     -----------------     --------------------

Operating Loss                                        (63,678)         (154,943)             (327,757)               (1,229,535)

Other Expense

         Foreign Currency Loss                         (3,179)          (10,809)              (15,600)                  (24,320)
                                                ---------------   ---------------     -----------------     --------------------

                     Total Other Expense               (3,179)          (10,809)              (15,600)                  (24,320)
                                                ---------------   ---------------     -----------------     --------------------

Loss From Continuing Operations                       (66,857)         (165,752)             (343,357)               (1,253,855)

Loss From Discontinued Operations                      (4,637)         (100,331)              (10,806)                 (100,316)
                                                ---------------   ---------------     -----------------     --------------------

Net Loss                                              (71,494)         (266,083)             (354,163)               (1,354,171)

Foreign Currency Translation Gain (Loss)               (7,549)          (11,647)               16,071                  (111,063)
                                                ---------------   ---------------     -----------------     --------------------

Comprehensive Loss                              $     (79,043)    $    (277,730)      $      (338,092)      $        (1,465,234)
                                                ===============   ===============     =================     ====================

Weighted Average Common Shares Outstanding
Basic                                              74,520,248        74,072,447            74,520,248                69,934,953
Diluted                                            74,520,248        74,072,447            74,520,248                69,934,953
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                      $       (0.00)    $       (0.00)      $         (0.00)      $           $ (0.02)
     Discontinued Operations                            (0.00)            (0.00)                (0.00)                    (0.00)
                                                ---------------   ---------------     -----------------     --------------------
Net Loss Per Common Share                       $       (0.00)    $       (0.00)      $         (0.00)      $             (0.02)
                                                ===============   ===============     =================     ====================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                                  30DC, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Cash Flows
                                                 Nine Months Ended March 31,
                                                          Unaudited
                                                                                       2012                   2011
                                                                                  ----------------     --------------------
Cash Flows from Operating Activities:
    Net Loss                                                                      $      (354,163)     $        (1,354,171)
    Loss (Gain) From Discontinued Operations                                               10,806                  100,316

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used In) Operations
         Depreciation and Amortization                                                     43,760                   52,457
         Equity Based Payments To Non-Employees                                                 -                  475,988
         Equity Based Payments To Employees                                                     -                  100,000
         Write-off of Deferred Financing Costs                                                  -                    7,500

     Changes in Operating Assets and Liabilities
         Accrued Commissions Receivable                                                    25,298                   37,915
         Due From Related Party                                                          (127,440)                       -
         Prepaid Expenses                                                                  (2,125)                       -
         Accounts Payable                                                                  43,916                   36,583
         Accrued Expenses and Refunds                                                      29,526                  111,519
         Deferred Revenue                                                                  26,367                  (41,090)
         Due to Related Parties                                                           317,574                  192,942
                                                                                  ----------------     --------------------
                     Net Cash Provided by (Used in) Operating Activities                   13,519                 (280,041)
                                                                                  ----------------     --------------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                               (7,154)                 (14,152)
         Cash - Acquired In Acquisition of Infinity                                             -                    3,350
                                                                                  ----------------     --------------------
                     Net Cash Used in Investing Activitities                               (7,154)                 (10,802)
                                                                                  ----------------     --------------------

Cash Flows from Financing Activities
         Sale of common stock, net                                                              -                  367,250
                                                                                  ----------------     --------------------
                     Net Cash Provided by Financing Activities                                  -                  367,250
                                                                                  ----------------     --------------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                             (11,189)                 (46,697)
                                                                                  ----------------     --------------------
                     Net Cash Used in Discontinued Operations                             (11,189)                 (46,697)
                                                                                  ----------------     --------------------

Effect of Foreign Exchange Rate Changes on Cash                                              (675)                  (1,218)
                                                                                  ----------------     --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                       (5,499)                  28,492
Cash and Cash Equivalents - Beginning of Period                                            33,790                   28,405
                                                                                  ----------------     --------------------

Cash and Cash Equivalents - End of Period                                         $        28,291      $            56,897
                                                                                  ================     ====================

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                   $             -      $           501,590

Common Stock Issued to Settle Liabilities                                         $             -      $           279,125

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)

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

On August 24, 2011, the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. The Purchase expired March 31, 2012 before all the terms and conditions could be met.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2012, the Company has a working capital deficit of approximately $1,943,000 and has accumulated losses of approximately $3,122,100 since its inception. The Company's ability to continue as a going concern is dependent

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)

upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company has been developing new products and in May 2012 launched the MagCasting Publishing Platform ("MagCast"), which provides customers the ability to create an application ("App") to publish a magazine on Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending March 31, 2012. For the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share excludes potentially dilutive securities consisting of 3,401,522 warrants and 600,000 options for the three and nine months ended March 31, 2012 and 2011 because their inclusion would be anti-dilutive. In computing net loss per share,

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)

warrants with an insignificant exercise price are deemed to be outstanding common stock.

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

Results of Discontinued Operations for the

                                                   Nine Months Ended    Nine Months Ended
                                                     March 31, 2012       March 31, 2011
                                                  ------------------   ------------------
Revenues                                          $               -    $               -
Operating expenses                                           14,556               11,410
Loss from operations                                        (14,556)             (11,410)
Realized loss on marketable securities                            -              (24,490)
Unrealized gain (loss) on marketable securities               3,750              (64,416)
                                                  ------------------   ------------------

Net loss                                          $         (10,806)   $        (100,316)
                                                  ==================   ==================


                                                  Three Months Ended   Three Months Ended
                                                    March 31, 2012       March 31, 2011
                                                  ------------------   ------------------
Revenues                                          $               -    $               -
Operating expenses                                            4,637                4,175
Loss from operations                                         (4,637)              (4,175)
Realized loss on marketable securities                            -              (24,490)
Unrealized loss on marketable securities                          -              (71,666)
                                                  ------------------   ------------------

Net loss                                          $          (4,637)   $        (100,331)
                                                  ==================   ==================

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)


Assets and Liabilities of Discontinued Operations as of

                                              March 31, 2012     June 30, 2011
                                             ---------------- ------------------

ASSETS

Marketable securities                        $      103,125   $         99,375
                                             ---------------- ------------------
Total assets of discontinued operations      $      103,125   $         99,375
                                             ================ ==================


LIABILITIES

Accounts payable                             $       94,327   $         94,139
Accrued expenses                                     55,900             46,233
Notes payable                                       127,520            135,020
Due to related parties                              107,019            106,007
                                             ---------------- ------------------
Total liabilities of discontinued operations $      384,766   $        381,399
                                             ================ ==================


NOTES PAYABLE

Included in liabilities of discontinued operations at March 31, 2012 and June 30, 2011 are $183,067 and $193,367 respectively (including $55,547 and $58,347 respectively of notes payable included in due to related parties) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the nine months ended March 31, 2012 and for the period subsequent to the share exchange with 30DC DE through March 31, 2011 the Company incurred interest expense on notes payable of $12,729 and $9,911 respectively which is included in the Statement of Operations under income
(loss) from discontinued operations.

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

                                                           Nine Months Ended
                                                             March 31, 2011
                                                              (Unaudited)
                                                          -------------------

Revenues                                                  $        1,416,151
Operating Expenses                                                 2,708,541
                                                          -------------------
Loss from Continuing Operations                                  (1,292,390)
Loss from Discontinued Operations                                  (127,604)
                                                          -------------------
Net Loss                                                         (1,419,994)
Foreign Currency Translation Loss                                  (111,063)
                                                          -------------------
Comprehensive Loss                                        $      (1,531,057)
                                                          ===================
Basic and Diluted Loss Per Share                          $            (.02)
Weighted Average Shares Outstanding - Basic and Diluted           71,631,540

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)


NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Mr. Raine are both beneficial owners of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012 and Mr. Carey has continued as a director of the Company.

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 has been amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 has been amended to $254,260 AUD which has been accrued on a proportionate basis through February 29, 2012 due to Jesselton's voluntary withdrawal from its contract effective March 1, 2012. During the nine months ended March 31, 2012 Marillion was paid $361,463 AUD ($375,933 USD) which exceeds Marillion's contracted amount by $123,095 AUD ($127,440 USD). The $127,440 in excess payments is included in due from related parties in the current assets section of the balance sheet at March 31, 2012 and as further described in footnote 10 was subsequently repaid. If in any year starting from the commencement date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2011 and nothing has been accrued in the March 31, 2012 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2012 has not been earned.

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the nine month period ended March 31, 2011 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $277,064 and the bonus for Raine Ventures was $-0-and total compensation was $187,500. For the nine month period ended March 31, 2012 total compensation earned by Marillion was $238,369 AUD ($247,911 USD) and total compensation earned by Raine Ventures was $187,500. For the three month period ended March 31, 2011 total compensation earned by Marillion was $68,391 and total compensation earned by Raine Ventures was $62,500. For the three month period ended March 31, 2012 total compensation earned by Marillion was $79,456 AUD ($82,637 USD) and total compensation earned by Raine Ventures was $62,500. Subsequent to the September 10, 2010 merger, Marillion and Raine Ventures are to be paid in accordance with their annual contracted amounts and bonuses based upon net cash flow are no longer applicable. However, during the nine months ended March 31, 2012 Marillion was paid $361,463 AUD ($375,932 USD) of which
$123,095 AUD ($127,440 USD) exceeded Marillion's contracted amount and is included in due from related parties in the current assets section of the balance sheet; as further described in footnote 10 this amount has subsequently been repaid.

Beginning July 1, 2011, the Company pays Marillion $2,500 AUD per month to cover office related expenses which is included in operating expenses.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)


Due to related parties includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, and $271,000 due to Theodore A. Greenberg, 30DC's CFO for compensation.

NOTE 6.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                                 March 31, 2012  June 30, 2011
                                                 --------------- -------------
Computer and Audio Visual Equipment              $       442,253 $     450,630
Office equipment and Improvements                         69,541        71,870
                                                 --------------- -------------
                                                         511,794       522,500
Less accumulated depreciation and amortization          (467,077)     (438,459)
                                                 --------------- -------------
                                                 $        44,717 $      84,041
                                                 =============== =============

Depreciation and amortization expense was $43,760 for the nine months ended March 31, 2012 and $52,457 for the nine months ended March 31, 2011. Depreciation and amortization expense was $11,803 for the three months ended March 31, 2012 and $17,807 for the three months ended March 31, 2011.

Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 7.  INCOME TAXES
---------------------

As of June 30, 2011, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,524,300, which begin to expire in 2031. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all federal tax returns and is in the process of filing its state and local returns for Infinity since 2005. The Company has not provided a tax benefit for the three and nine months ended March 31, 2012 and March 31, 2011 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2008.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)


ASC 740 also provides guidance related to, amongst other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our analysis of uncertain tax positions including interest and penalties, during the nine months ended March 31, 2012. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

During the nine months ended March 31, 2012, the Company did not issue any common stock, options or warrants.

NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------
                                                         Nine Months Ended   Nine Months Ended
                                                          March 31, 2012      March 31, 2011
                                                         -----------------   -----------------
Related Party Contractor Fees Base Compensation (1)      $        611,673    $        537,374
Related party Contractor Fees Bonus Compensation (1)(2)                 -              79,643
Officer's Salary                                                  150,000             150,000
Independent Contractors                                           300,597             430,050
Transaction Fees (3)                                                    -             670,138
Professional Fees                                                 253,454             319,225
Travel Expenses                                                    23,406             131,199
Other Operating Costs                                             313,194             328,056
                                                         -----------------   -----------------

Total Operating Expenses                                 $      1,652,324    $      2,645,685
                                                         =================   =================
---------------------------------------------------------------------

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)

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


                                       Three Months Ended    Three Months Ended
                                         March 31, 2012        March 31, 2011
                                      --------------------  --------------------
Related Party Contractor Fees (1)     $           191,331   $          $183,345
Officer's Salary                                   50,000                50,000
Independent Contractors                            89,275               119,495
Professional Fees                                  44,524                87,698
Travel Expenses                                     3,142                32,032
Other Operating Costs                              86,842               127,965
                                      --------------------  --------------------

Total Operating Expenses              $           465,114   $           600,535
                                      ====================  ====================

---------------------------------------------

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)



NOTE 10.  SUBSEQUENT EVENTS
---------------------------

During the fiscal year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

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

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. The Purchase expired March 31, 2012 before all the terms and conditions could be met.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2011.

During the three months ended March 31, 2012, 30DC, Inc. recognized revenues of $401,436 from its operations compared to $445,592 during the three months ended March 31, 2011. Revenues of the Company were from the following sources during the three months ended March 31, 2012 compared to March 31, 2011.

                            Three Months Ended Three Months Ended Increase or
                               March 31, 2012     March 31, 2011   (Decrease)
                            ------------------ ------------------ -----------
Revenue
  Commissions               $          27,055  $         117,583  $  (90,528)
  Subscription Revenue                136,354            170,453     (34,099)
  Products and Services                38,324             43,128      (4,804)
  Seminars and Mentoring              199,703            114,428      85,275
                            ------------------ ------------------ -----------
   Total Revenues           $         401,436  $         445,592  $  (44,156)
                            ------------------ ------------------ -----------

The $90,528 decrease in commissions during the three months ended March 31, 2012 compared to the three months ending March 31, 2011 was the result of fewer new participants in the Company's Challenge program in 2011 and a large payer of affiliate commissions revising their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. Commissions earned from affiliate programs typically generate the majority of commissions from new participants.

The $34,099 decrease in subscription revenue was primarily due cessation of the Company's Challenge Plus subscription program effective February 1, 2012. Challenge Plus revenue was $9,405 for the three month period ending March 2012 down from $55,450 for Challenge Plus for the three month period ended March 31, 2011. Offsetting this loss of revenue was an increase of approximately $12,000 in Immediate Edge subscriptions. For the three months ended March 31, 2012 the Immediate Edge active subscriber base averaged 473 per month and for the three months ended March 31, 2011 the Immediate Edge active subscriber base averaged 425 per month. The Immediate Edge subscriber base has historically increased when a promotion is offered and gradually decreases after the promotion ends. Promotions are generally held two to three times per year with timing dependent on whether the Company is offering current promotions for its own or third-party products and therefore is very cyclical in nature.

The $85,275 increase in seminars and mentoring revenue was primarily due to a price increase late in fiscal year 2011 and the start of the Company's platinum mentoring program in the March 2012 quarter. The platinum mentoring program is a higher priced more intense program offered to a limited number of students.

During the three months ended March 31, 2012, the Company incurred $465,114 in operational expenses compared to $600,535 during the three months ended March 31, 2011. Operational expenses during the three months ended March 31, 2012 and 2011, include the following categories:

                           Three Months Ended  Three Months Ended  Increase or
                              March 31, 2012      March 31, 2011     Decrease
                           ------------------  ------------------  ------------
Accounting Fees            $           31,045  $           77,533  $   (46,488)
Paypal Fees                            10,244              11,150         (906)
Commissions                             8,563              25,540      (16,977)
Independent Contractors                89,275             119,495      (30,220)
Depreciation                           11,802              17,807       (6,005)
Internet Expenses                      16,345              15,476          869
Legal Fees                             13,479              10,164        3,315
Officer's Salaries                     50,000              50,000            -
Payroll Taxes                           8,968              10,256       (1,288)
Related Party Contractors             191,331             183,345        7,986
Telephone                              16,670              14,308        2,362
Travel & Entertainment                  3,507              32,032      (28,525)
Other Operating Expenses               13,885              33,429      (19,544)
                           ------------------- ------------------  ------------

Total Operating Expenses   $          465,114  $          600,535  $  (135,421)
                           =================== ==================  ============

The decrease of $46,488 in accounting fees was primarily related to a decrease in accounting consultant fees in the United States and Australia which had increased related to the accounting requirements of the Infinity/30DC transaction in September 2010.

The decrease of $16,977 in commissions was due to the majority of products sold in the March 2012 quarter not being subject to affiliate commissions.

The decrease of $30,220 in independent contractors was primarily due to the reduction of two contractors in the IE division who were paid approximately $12,000 per quarter each and the reduction of one contractor in conjunction with the cessation of the Challenge Plus subscription product.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively. The $7,986 net increase results from a change in cash remuneration under the Marillion and Jesselton contracts to the Australian Dollar equivalent of the original contracted amounts based upon the exchange rate at July 15, 2009 which was the effective date of the contracts combined with the change in the exchange rate since that time which results in higher cost in US dollars. Offsetting this amount is the reduced amount incurred to Jesselton in the March 2012 quarter due to the cessation of Jesselton's contract effective March 1, 2012.

The decrease of $28,525 in travel and entertainment reflects fewer overseas trips during the quarter ended March 31, 2012 than during the quarter ended March 31, 2011.

The decrease of $19,544 in other expenses reflects a reduction of a number of smaller expense categories during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 with the largest being an approximate decrease of $8,000 in credit card and bank charges and an approximate decrease of $3,000 in publications costs.

During the three months ended March 31, 2012, the Company recognized a net loss from continuing operations of ($66,857) compared to a net loss of ($165,752) during the three months ended March 31, 2011. The decreased loss of $98,895 was due to the decrease in operating expenses of $135,421 offset by the decrease in revenues of $44,156.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2011.

During the nine months ended March 31, 2012, 30DC, Inc. recognized revenues of $1,324,567 from its operations compared to $1,416,150 during the nine months ended March 31, 2011. Revenues of the Company were from the following sources during the nine months ended March 31, 2012 compared to March 31, 2011.

                          Nine Months Ended  Nine Months Ended   Increase or
                            March 31, 2012     March 31, 2011    (Decrease)
                          ------------------ ------------------ ------------
Revenue
  Commissions             $         170,904  $         368,256  $  (197,352)
  Subscription Revenue              474,422            495,887      (21,465)
  Products and Services             201,208            116,649       84,559
Seminars and Mentoring              478,033            435,358       42,675
                          ------------------ ------------------ ------------
   Total Revenues         $       1,324,567  $       1,416,150  $   (91,583)
                          ------------------ ------------------ ------------

The $197,352 decrease in commissions during the nine months ended March 31, 2012 compared to the nine months ending March 31, 2011 was the result of fewer new participants in the Company's Challenge program in 2012 and a large payer of affiliate commissions revising their policy to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. Commissions earned from affiliate programs typically generate the majority of commissions from new participants.

The $21,465 decrease in subscription revenue during the nine months ended March 31, 2012 compared to the nine months ending March 31, 2011 was the result of cessation of the Company's Challenge Plus subscription product effective February 1, 2012.

The $84,559 increase in products and services revenue was primarily due to an increase in the number of the Company's own products being offered for sale during the nine months ended March 31, 2012. Previously the Company had been offering more third party products for which affiliate commissions were earned. When new products are introduced they are marketed to the Company's entire active participant base and the vast majority of sales are in a relatively short time period after product introduction.

The $42,675 increase in seminars and mentoring revenue was primarily due to a price increase late in fiscal year 2011 and the start of the Company's platinum mentoring program in the March 2012 quarter. The platinum mentoring program is a higher priced more intense program offered to a limited number of students.

During the nine months ended March 31, 2012, the Company incurred $1,652,324 in operational expenses compared to $2,645,685 during the nine months ended March 31, 2011. Operational expenses during the nine months ended March 31, 2012 and 2011, include the following categories:

                           Nine Months Ended   Nine Months Ended    Increase or
                            March 31, 2012      March 31, 2011       Decrease
                          ------------------  ------------------  --------------
Accounting Fees           $          197,356  $          262,151  $     (64,795)
Paypal Fees                           34,757              32,526          2,231
Commissions                           49,704              63,159        (13,455)
Independent Contractors              300,597             430,050       (129,453)
Depreciation                          43,760              52,457         (8,697)
Internet Expenses                     44,832              47,694         (2,862)
Legal Fees                            56,098              57,074           (976)
Officer's Salaries                   150,000             150,000              -
Payroll Taxes                         28,395              29,890         (1,495)
Related Party Contractors            611,673             617,017         (5,344)
Telephone                             72,813              26,758         46,055
Transaction Fees                           -             670,138       (670,138)
Travel & Entertainment                24,270             131,199       (106,929)
Other Operating Expenses              38,069              75,572        (37,503)
                          ------------------  ------------------  --------------

Total Operating Expenses  $        1,652,324  $        2,645,685  $    (993,361)
                          ==================  ==================  ==============

The decrease of $64,795 in accounting fees was due to a decrease in accounting consultant fees which had increased related to the Infinity/30DC transaction in September 2010 offset by an increase in auditing fees due to multiple filings during the nine months ended March 31, 2011 covering a number of prior periods.

The decrease of $13,455 in commissions was due to more of the products sold during the nine months ended March 31, 2012 not being subject to affiliate commissions as compared to the prior period.

The decrease of $129,453 in independent contractors is primarily due to the approximately $56,000 cost of investor relations consultants during the nine months ended March 31, 2011 and the reduction of two contractors in the IE division during the nine months ended March 31, 2012 reducing costs during the period by approximately $60,000.

The increase in telephone expense of $46,055 is partly due to a premium high-volume internet package which costs approximately $4,000 per month which was not in place for the entire nine month period ended March 31, 2011.

The decrease of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange with Infinity during the nine months ended March 31, 2011 including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc.

The decrease of $106,929 in travel and entertainment reflects fewer overseas trips during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

The decrease of $37,503 in other expenses reflects a reduction of a number of smaller expense categories during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 with the largest being an approximate decrease of $19,000 in credit card and bank charges, $4,000 in printing and $4,000 in publications.

During the nine months ended March 31, 2012, the Company recognized a net loss from continuing operations of ($343,357) compared to a net loss of ($1,253,855) during the nine months ended March 31, 2011. The decreased loss of $910,498 was due to the decrease in operating expenses of $993,361 offset by the decrease in revenues of $91,583.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $28,291 at March 31, 2012 and the Company had a working capital deficit of $1,943,027. To fund working capital for the next twelve months, the Company expects to raise additional capital, to settle liabilities using the Company's stock and to improve the results of operations from increasing revenue and a reduction in operating costs. As further discussed in Note 1 to the financial statements, the Company, in August 2011 signed a Share Purchase agreement with RivusTV Ltd. pursuant to which the companies initiated a joint capital raising effort which was to have resulted in the acquisition of RivusTV Ltd. by the Company. The agreement with Rivus expired March 31, 2012 without completion due to a failure to complete the terms of the agreement.

During the fiscal year ended June 30, 2012, Marillion, a related party, was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these.

Included in liabilities of discontinued operations at March 31, 2012 is $183,067 (including $55,547 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the nine months ended March 31, 2012, operating activities provided the Company with $13,519. During the nine months ended March 31, 2011, the Company used $280,041 in operating activities. The net increase in funds of $293,560 was due to the decreased operating loss offset by expenses paid or settled with shares of the Company's common stock, accrued but unpaid expenses during the nine months ended March 31, 2011 and timing of receipts related to mentoring income and subscription revenue which is initially recorded as deferred revenue. In the March 2012 period cash receipts for mentoring and subscriptions exceeded revenue recognized by $26,367 and in the March 2011 period revenue recognized as mentoring and subscription income exceeded cash receipts by $41,090.

During the nine month period ended March 31, 2012, financing activities provided the Company with $-0-. During the nine month period ended March 31, 2011, financing activities provided the Company with $367,250. Receipts from the Company's private placement memorandum provided the bulk of these funds.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2012, the Company has a working capital deficit of approximately $1,943,000 and has accumulated losses of approximately $3,122,100 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company has been developing new products and in May 2012 launched the MagCasting Publishing Platform ("MagCast"), which provides customers the ability to create an application ("App") to publish a magazine on Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and, therefore, the two-step impairment test is unnecessary at March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of March 31, 2012:

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

(3) Overpayment of Contractor Fees: The Company did not maintain proper controls over revenue received , and disbursements for, a Paypal e-commerce account and a related party bank account which had been used historically by the business prior to the Infinity transaction, As a result, during the fiscal year ended June 30, 2012, Marillion, which is a company affiliated with our Chief Executive Officer, was paid contractor fees of $158,139 AUD ($159,183 USD) in excess of the amount of its annual contract. The Company has taken steps to prevent future occurrences by notifying all repeat paying customers that payments are to be remitted to specific company accounts which have more appropriate financial controls. The Company's Board has stipulated that the accounts in question are no longer to be used for any ongoing or new business, any deposit errors are to be immediately corrected by transfer of funds to appropriate accounts and that the Company's Chief Financial Officer be informed of all receipts so funds can be tracked on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended March 31, 2012, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at March 31, 2012 is $183,067 (including $55,547 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012. Jesselton's contract for services included Mr. Carey serving as the Company's Chief Operating Officer. As a result Mr. Carey, will not continue acting in the capacity of Chief Operating Officer of the Company, but has remained as a director of the Company.

The Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") expired March 31, 2012 without completion.

During the fiscal year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.








                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

----------------- -- -----------------------------------------------------------
    EXHIBIT NO.                          DESCRIPTION
----------------- -- -----------------------------------------------------------
31.1                 Section 302 Certification - CEO
31.2                 Section 302 Certification - CFO
32.1                 Section 906 Certification - CEO
32.2                 Section 906 Certification - CFO
101.INS              XBRL Instance Document (1)
101.SCH              XBRL Taxonomy Extension Schema Document (1)
101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF              XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB              XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (1)
--------------------------------------------------------------------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   30DC, INC.
                    ----------------------------------------
                                   Registrant

Dated: August 2, 2012                          By:/s/ Edward Dale
                                               ---------------------------------
                                               Edward Dale
                                               Principal Executive Officer
                                               Chief Executive Officer
                                               President


Dated: August 2, 2012                          By:/s/ Theodore A. Greenberg
                                               ---------------------------------
                                               Theodore A. Greenberg,
                                               Principal Accounting Officer
                                               Chief Financial Officer