Form 10-K
period 2012-06-30
30DC, INC.
filed 2013-06-03
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2012
                                      Or

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


              80 Broad Street, 5th Floor, New York, New York 10004
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 962-4400

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
 Title of each class registered                        on which registered
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                              |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

---------------------------------- -----       ------------------------- -----
Large accelerated filer            [___]       Accelerated filer         [___]
---------------------------------- -----       ------------------------- -----
Non-accelerated filer              [___]       Smaller reporting company [_X_]
(Do not check if a smaller
 reporting company)
---------------------------------- -----       ------------------------- -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8,306,558 as of December 31, 2011.

There were 86,931,169 shares outstanding of the registrant's Common Stock as of June 3, 2013.


                                        TABLE OF CONTENTS

                                              PART I

ITEM 1         Business                                                                       4
ITEM 1 A.      Risk Factors                                                                   10
ITEM 1 B.      Unresolved Staff Comments                                                      17
ITEM 2         Properties                                                                     17
ITEM 3         Legal Proceedings                                                              17
ITEM 4         Mine Safety Disclosures                                                        17

                                         PART II

ITEM 5         Market for Registrant's Common Equity, Related Stockholder Matters and         18
               Issuer Purchases of Equity Securities
ITEM 6         Selected Financial Data                                                        20
ITEM 7         Management's Discussion and Analysis of Financial Condition and Results of     20
               Operations
ITEM 7 A.      Quantitative and Qualitative Disclosures About Market Risk                     24
ITEM 8         Financial Statements and Supplementary Data                                    24
ITEM 9         Changes in and Disagreements with Accountants on Accounting and Financial      25
               Disclosure
ITEM 9 A.      Controls and Procedures                                                        25
ITEM 9 B       Other Information                                                              26

                                         PART III

ITEM 10        Directors, Executive Officers, and Corporate Governance                        26
ITEM 11        Executive Compensation                                                         30
ITEM 12        Security Ownership of Certain Beneficial Owners and Management and Related     37
               Stockholder Matters
ITEM 13        Certain Relationships and Related Transactions, and Director Independence      39
ITEM 14        Principal Accounting Fees and Services                                         40

                                         PART IV

ITEM 15        Exhibits, Financial Statement Schedules                                        41
SIGNATURES                                                                                    42

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

30DC, INC. F/K/A INFINITY CAPITAL GROUP, INC.

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the "Agreement") with 30DC, Inc., a Delaware corporation, ("30DC DE") and the Shareholders of 30DC DE ("30DC DE Shareholders.")

Infinity was incorporated on July 8, 2003, in Maryland. Until September 10, 2010, Infinity operated as a non-diversified closed-end management investment company which filed a notice of election to be regulated as a business development company under the 1940 Act, when it filed a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 on Form N-54C and as a result was no longer subject to the provisions of the 1940 Act.

In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The 30DC DE Shareholders received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Infinity, as a result of the transaction, became the owning entity of 100% of the outstanding shares of common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. The business of 30DC DE became the primary business of Infinity. Infinity was renamed 30DC, Inc. (Maryland) ("30DC" and together with its subsidiary "the Company.").

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

30 Day Challenge and Immediate Edge are 30DC's two business divisions Historically, the 30 Day Challenge division has offered a free online ecommerce training program, an online education subscription service, periodic live seminars and a one to one mentoring program. Within the past few years the Company started selling individual marketing information products each focused on a particular marketing strategy. As further described below, in May 2012, the MagCast Publishing Platform, a cloud-based digital publishing platform was launched. Immediate Edge is an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

On August 24, 2011 the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. Rivus offers a solution to broadcast digital content across the Internet on a revenue share basis. The Purchase is subject to both 30DC and Rivus completing satisfactory due diligence on each other and a minimum capital raise of $5 million Australian Dollars (AUD) (currently approximately $5.15 million) by January 16, 2012 or such other date that the parties shall agree. In March 2012 the Purchase expired before all terms and conditions could be met.

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company is responsible for marketing, sales and administration and Netbloo is responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. All MagCast sales revenue has been recorded by the Company and commission expense has been recorded for the amount due to Netbloo which is 50% of revenue reduced by affiliate commissions and other allowable costs.

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max a product which helps companies run online information businesses for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012.

BUSINESS MODEL

The Company's long-term strategy is to increase the number of products it sells and services it offers while expanding the audience to which it markets those products and services. Historically, 30DC's approach has been to build its community of members through the Challenge, a free online internet marketing program which has been taken by nearly 200,000 people and continues to be available today. The course content in the Challenge is geared for anyone with an interest in internet marketing; participants might be interested in starting a brand new business, in extending an existing business to the online platform or to make improvements to an existing online business.

Challenge participants become part of 30DC's base of customers to whom products and services are marketed. Offerings include:

     o    subscription products ranging in price from $30 - $100 per month,
     o individual courses covering a range of topics such as valuing web sites,
     o    MagCast Publishing Platform, and
     o    one to one mentoring and private business consulting programs.

30DC also generates revenue by promoting third party internet marketing products and services to its base of customers during and after the Challenge.

To expand the market for its products 30DC began a more comprehensive program of selling through affiliate marketing relationships during the year ended June 30, 2012. Approximately one-third of revenues were generated through affiliate sales. Affiliates promote 30DC's products to their own customer base and receive a commission from 30DC as a percentage of gross revenue which varies by product and subscription from 20% to 50%. For the MagCast launch, the Company focused on affiliates with large customer bases by conducting private webinars to promote sales to individual affiliate groups of customers.

To expand the number of products the Company sells and services it offers while limiting its upfront investment, 30DC has developed a number of collaborative arrangement product development relationships. In a typical collaborative arrangement, the cost and human resources devoted to product development will be borne by the collaborative arrangement partner and 30DC will provide marketing, sales, customer training and support. For MagCast Publishing Platform the idea was jointly developed and Netbloo oversaw product development with input from 30DC. Revenue generated from a collaborative arrangement is split 50-50 after allowed costs such as affiliate commissions and processing fees. In addition to marketing and the other responsibilities noted above, 30DC manages the financial aspect of sales; managing merchant processor relationships, collecting funds and issuing refunds. The Company records all sales proceeds as gross revenue with payment to the collaborative arrangement partner reflected as a cost in operating expenses.

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

The growth in participants has resulted in a targeted community to which the 30 Day markets products and services such as individual content specific courses, third party products, one to one mentoring and consulting and most recently the MagCast Publishing Platform which was launched in May 2012. As a third party affiliate, 30 Day Challenge earns commissions ranging between 20% and 75% on sales of internet marketing products and services. Specific products include the Dominiche `Buying and Selling Websites' instruction program ("Dominiche"), Online Local Hero instruction program and the Marillion Project which includes intensive consulting and training for up to $10,000 per year.

The MagCast Publishing Platform, launched in May 2012 resulted from the collaboration of 30DC and Netbloo, an existing Marillion Project customer of the Company, and fits the model of joint venture product development with limited cost and risk to the Company. MagCast is also an example of a product which is relevant to the Company's historical internet marketing customer base but is also of interest to a much broader audience and increases the potential number of customers. Since the Challenge originated, 30DC has marketed third party products for a number of other producers of information products for the internet marketing industry and for service providers to internet-based businesses such as hosting companies. 30DC has developed a working relationship with a number of these companies that they are now serving as affiliates for 30DC by marketing 30DC's products to their own customer bases.

The Company signed a joint venture agreement ("JV Agreement") with Netbloo for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products.

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max, an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

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

The intellectual property of 30 Day includes the Challenge community database, containing nearly 100,000 contacts with interests in internet marketing and e-commerce topics, the content library developed over the past six years and multiple web sites including the principal web site of the Challenge which is www.Challenge.co.

The MagCast Publishing Platform is a cloud-based service to create an application ("App") to publish a digital magazine and includes executive training modules. The software code, domain names and websites to operate MagCast and the executive training modules are all proprietary to 30DC. The

Company has filed a trademark application for the name MagCast.

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

IMMEDIATE EDGE TECHNOLOGY AND INTELLECTUAL PROPERTY

The Immediate Edge intellectual property includes proprietary content developed over the past five years on varying aspects of internet marketing as well as a number of web sites including the primary web site Immediate Edge.com. The member only web site contains self contained training programs ("blueprints") on specific topics, including but not limited to, creating apps, AdSense, Sniper Traffic, Flippa, Facebook, business building, product execution and content clusters which are implementation guides. Members are invited participate in question and answer session with internet marketing industry leaders and the sessions are archived on the member only web site. Members can submit their web site for a thorough site analysis and these are made available for other members to access. Members have access to the training center which contains sections on subjects including, but not limited to, finding a niche, market research, search engine optimization, social marketing, copywriting, outsourcing and selling your web site. Members have access to a variety of tools and shortcuts that a geared to managing an online business.

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

The MagCast Publishing Platform was launched in May 2012 and targets customers who want to market to the growing base of Apple I-Pad users, MagCast has initially been sold to the Company's historical customer base in the internet marketing industry and the Company believes there is strong future growth to additional customers in the internet marketing industry as well as to customers in new market segments. The Company started generating significant revenue through affiliate marketing relationships during the fiscal year ended June 30, 2012 and plans to expand the use of affiliate marketing going forward.

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

With the May 2012 launch of the MagCast Publishing Platform, the Company has begun selling products which are applicable not only to its historical customer base in the internet marketing industry but to a much wider audience of potential customers. Anyone looking to market to the growing number of Apple I-Pad users, sales of which per Apple Inc.'s financial statements now exceed 100 million, is a potential customer for MagCast. To penetrate this market, the Company initially launched MagCast by selling through affiliate arrangements with other marketing companies that have introduced MagCast to their customer bases through custom webinars and bonus products specifically tailored to the target audience.

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

There are a number of competitors for the Company's MagCast Publishing Platform product including software companies who sell do it yourself products and competitors with similar cloud-based offerings as the Company. The Company sees the market for digital publishing consisting of a number of segments including large companies with sizable internal resources, the historical non-digital publishing market and smaller entrepreneurial businesses. The Company believes MagCast can a dominant product for the entrepreneurial market, including Internet self- publishers and other creators of user generated content and believes its executive training modules and support are key selling points to customers who have limited resources. Additionally, the Company believes its affiliate marketing network is a valuable competitive advantage in reaching potential customers and utilizes the Company's historical marketing expertise.

When MagCast was launched the Company made a strategic decision to offer an attractive price for a lifetime license to gain some initial traction in the market and proof of concept for the product. Going forward the company plans to offer MagCast on a subscription basis which will produce and ongoing annuity revenue stream. The Company believes they offer customers good value in terms of features and price compared to competitor offerings.

INTELLECTUAL PROPERTY

The Company's recorded and unrecorded assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists, copyrights and trademarks. We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2012, we had approximately 10 employees and contractors. Our employees and contractors are located both in the United States and in our offshore offices.

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

GOING CONCERN

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2012, the Company has a working capital deficit of approximately $1,703,000 and has accumulated losses of approximately $2,736,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base.

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

To fund working capital for the next twelve months, the Company expects operations to continue to improve through increased sales of MagCast, to reduce costs due to 100% ownership of MagCast, to settle additional liabilities using the Company's stock and to raise additional capital.

THE COMPANY MAY NEED ADDITIONAL FINANCING FOR WHICH 30DC HAS NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF THE COMPANY'S BUSINESS PLAN.

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

As a public reporting company we are required to meet the filing requirements of the SEC. We estimate accounting and legal expenses on an annualized basis to be approximately $200,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject to comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. During the last two years, we have been unable to meet our filing requirements on a timely basis. If we continue to be unable to meet our filing requirements or are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

WE ARE HIGHLY DEPENDENT ON THE SERVICES OF KEY PERSONNEL.

Our success depends and will depend on the efforts and abilities of Edward Dale, our President, Chief Executive Officer and a Director, and Dan Raine, our Executive VP of Business Development. The loss of either of them would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

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

IF WE ENGAGE IN ANY ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

We intend to acquire businesses, technologies, services or products or license technologies that we believe are a strategic fit with our business, though none have been identified at the time of this filing, other than the Netbloo transaction. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize our anticipated benefits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a new lease effective March 2011 for twelve months which was renewed in March 2012 for twelve months. The lease is non-cancellable with a minimum monthly payment of $99 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended June 30, 2012 and 2011 was approximately $1,393 and $1,843, respectively.

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


ITEM 4. MINE AND SAFETY DISCLOSURES
-----------------------------------

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

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended June 30, 2012 and 2011. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET INFORMATION


FISCAL YEAR ENDED JUNE 30, 2012:                     HIGH            LOW
                                                  ----------     ----------
Quarter Ended September 30, 2011                     $0.60          $0.17
Quarter Ended December 31, 2011                      $0.53          $0.29
Quarter Ended March 31, 2012                         $0.36          $0.13
Quarter Ended June 30, 2012                          $0.25          $0.10


FISCAL YEAR ENDED JUNE 30, 2011:                     HIGH            LOW
                                                  ----------     ----------
Quarter Ended September 30, 2010                     $0.39          $0.04
Quarter Ended December 31, 2010                      $0.28          $0.05
Quarter ended March 31, 2011                         $0.18          $0.08
Quarter ended June 30, 2011                          $0.38          $0.17

HOLDERS

As of June 30, 2012, the Company had approximately 150 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not make any unregistered sales and issuances of our securities from July 1, 2011 through June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

30DC, Inc. did not repurchase any shares of its common stock during the year ended June 30, 2012.

During the year ended June 30, 2012, the Company did settle payments exceeding the amount due under the Marillion Partnership contractor agreement through the return by Marillion of 1,591,827 of the Company's common shares and such shares have been canceled.

  DATE OF          TITLE OF       NO. OF                           CLASS OF
  PURCHASE        SECURITIES      SHARES       CONSIDERATION       PURCHASER
--------------- --------------- ------------- --------------- ------------------
June 28, 2012    Common Stock    1,591,827       $159,183          Affiliate


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 11 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

The Company has two business divisions, 30 Day Challenge and Immediate Edge. 30 Day Challenge offers a free online ecommerce training program and an online education subscription service. In addition, periodic premium live seminars are produced which are intended to target experienced Internet business operators. Immediate Edge is an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

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

In May of 2012 the Company signed a JV Agreement with Netbloo for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company is responsible for marketing, sales and administration and Netbloo is responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commissions of 50% of gross revenue for those sales to the affiliate responsible for the sale. All MagCast sales revenue has been recorded gross by the Company and commission expense has been recorded for the amount due to Netbloo which is 50% of revenue reduced by affiliate commissions and other allowable costs.

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max, a product which helps companies run online information businesses for a purchase price of 13,487,368 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $1,031,167 at June 30, 2012 and the Company had a working capital deficit of $1,703,230. $684,655 of the amount included in accrued expenses at June 30, 2012 was for MagCast affiliate commissions and the amount due Netbloo under the collaborative arrangement. At April 30, 2013 the Company had a working capital deficit of approximately $1,800,000; the approximately $100,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to June 30, 2012 the

Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. To fund working capital for the remainder of the year ending June 30, 2013 and in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, including recurring revenue as the Company transitions to monthly licenses, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. During the year ended June 30, 2012 operating costs included significant amounts due to Netbloo under the collaborative arrangement which subsequent to the Company's acquisition of the other 50% of the collaborative arrangement from Netbloo are no longer owed..

Included in liabilities of discontinued operations at June 30, 2012 is $169,801 (including $45,031 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date. Approximately $50,000 of this amount has been repaid subsequent to June 30, 2012.

During the year ended June 30, 2012, operating activities provided the Company with $1,033,204. During the year ended June 30, 2011, the Company used $343,319 in operating activities. The increase of $1,376,523 in funds provided from operating activities was due to a number of factors. The change to net income of $32,207 from a net loss of $1,440,046 which was primarily due to increased sales from the launch of the MagCast Publishing Platform, an increase of $644,336 in the change of accrued commissions expense which was primarily due to commissions due affiliates and payments due to Netbloo pursuant to the collaborative arrangement both of which relate to sales of the MagCast Publishing Platform and an increase of $108,018 in the change of due to related parties. These were offset by a increase of $156,104 in accounts receivable, an increase of $159,183 in the amount due from related parties which was settled by the by surrender of Company shares, a decrease of $575,988 in the amount of expenses paid or settled with shares of the Company's common stock and a decrease of $77,423 in loss from discontinued operations.

During the year ended June 30, 2012, no funds were provided by or used for financing activities. During the year ended June 30, 2011, financing activities provided the Company with $349,750 which came from the Company's private placement memorandum described below.

In August 2010, 30DC issued a private placement memorandum ("PPM") at 26 cents per unit which, net of expenses, raised a total of $843,840 inclusive of $501,590 which was previously recorded as a loan. In conjunction with the PPM, the Company issued 3,401,522 units consisting of one share of Common Stock of Infinity, a warrant exercisable for 90 days from the date of issuance (subsequently amended to expire March 15, 2011), to purchase one share of Common Stock of Infinity with an exercise price of 37 cents, and a warrant exercisable for five years from the date of issuance, to purchase one share of Common Stock of Infinity for 50 cents. The March 15, 2011 warrants expired with none exercised.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2012, the Company has a working capital deficit of approximately $1,703,000 and has accumulated losses of approximately $2,736,000 since its inception. At April 30, 2013 the Company had a working capital deficit of approximately $1,800,000; the approximately $100,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to June 30, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2012 COMPARED TO THE YEAR ENDED JUNE 30, 2011

During the year ended June 30, 2012, the Company recognized revenues of $2,916,341 from its operations compared to $1,893,314 during the year ended June 30, 2011. Revenues of the Company were from the following sources during the year ended June 30, 2012 compared to June 30, 2011.

                               Year Ended     Year Ended    Increase or
                             June 30, 2012   June 30, 2011   (Decrease)
                            --------------- --------------- ------------
Revenue
  Commissions               $      203,188  $      449,800  $  (246,612)
  Subscription Revenue             609,951         673,650      (63,699)
  Products and Services          1,486,719         190,837    1,295,882
Seminars and Mentoring             616,483         579,027       37,456
                            --------------- --------------- ------------
   Total Revenues           $    2,916,341  $    1,893,314  $ 1,023,027
                            --------------- --------------- ------------

The $246,612 decrease in commissions was primarily the result of two factors. Fewer new participants in the Company's Challenge program in the year ended June 30, 2012 resulted in fewer customer referrals for web site hosting and other services typically purchased by new participants. A large payer of affiliate commissions revised their policy midway through the year ended June 30, 2011 to only pay commissions for the first year of a subscription product rather than paying commissions over the life of the subscription. During the year ended June 30, 2012, there were no material amounts earned from new affiliate programs but the Company began selling more of its own products and services such as the MagCast Publishing Platform.

The $63,699 decrease in subscription revenue was due to discontinuance of the Company's Challenge Plus subscription product in February 2012 offset by an increase in subscribers for the Immediate Edge which averaged 477 subscribers per month for the year ended June 30, 2012 and averaged 449 subscribers per month for the year ended June 30, 2011. When Challenge Plus was discontinued, company resources were consolidated to focus on the Immediate Edge and some Challenge Plus subscribers migrated to the Immediate Edge.

The $1,295,882 increase in products and services revenue was primarily due to the launch of the MagCast Publishing Platform in May 2012 which generated revenue of 1,239,371 during the year ended June 30, 2012 of which $156,104 was receivable at June 30, 2012 as a result of sales made under a payment plan arrangement.

The $37,456 increase in seminars and mentoring income reflects an increase in the average price of the mentoring program offset by a decrease in the number of mentoring students. The price of the mentoring program increased in March 2011 from $5,000 to $7,500 meaning that 2/3's of the year ending June 30, 2011 was prior to the increase. For the year ended June 30, 2012 there was an average of 80 mentoring students per month and for the year ended June 30, 2011 there was an average of 94 mentoring students per month.

During the year ended June 30, 2012, the Company incurred $2,843,294 in operational expenses compared to $3,197,048 during the year ended June 30, 2011. Operational expenses during the years ended June 30, 2012 and 2011, include the following categories:

                              Year Ended       Year Ended       Increase or
                             June 30, 2012    June 30, 2011       Decrease
                            ---------------  ---------------  -----------------
Accounting Fees             $     207,324    $     296,037    $        (88,713)
Paypal Fees                        73,746           44,652              29,094
Commissions                       833,449           97,839             735,610
Independent Contractors           370,284          556,305            (186,021)
Depreciation                       53,701           70,743             (17,042)
Internet Expenses                  59,274           64,731              (5,457)
Legal Fees                         84,571           60,996              23,575
Officer's Salaries                200,000          200,000                   -
Payroll Taxes                      32,396           39,878              (7,482)
Related Party Contractors         753,428          809,864             (56,436)
Telephone                          90,766           37,944              52,822
Transaction Fees                        -          670,138            (670,138)
Travel & Entertainment             31,225          156,490            (125,265)
Other Operating Expenses           53,130           91,431             (38,301)
                            ---------------  ---------------  -----------------

Total Operating Expenses    $   2,843,294    $   3,197,048    $       (353,754)
                            ===============  ===============  =================

The $88,713 decrease in accounting fees is due to a decrease of approximately $100,000 for accounting consultants engaged to assist with the Company's initial SEC filing requirements, a decrease of approximately $34,000 for accounting consultants in Australia who are no longer required offset by an increase of approximately $35,000 in audit fees due to catch up of delinquent filings during the year ended June 30, 2012.

The increase of $29,094 in Paypal fees is due to the $1,295,882 increase in products and services revenue. Paypal fees decrease as a percentage of revenue as total revenue increases and are 1% higher for sales to customers outside the United States.

The increase of $735,610 in commissions is due to the $1,295,882 increase in products and services revenue. Commissions were paid to affiliates for sales referrals which led directly to a sale and commissions were paid to collaborative arrangement partners who worked with the Company in developing the products which the Company marketed and sold.

The decrease of $186,021 in independent contractor fees was primarily due to decreases of approximately $56,000 for investor relations consultants, approximately $67,000 from the reduction of two contractors in the IE division and approximately $36,000 from the elimination of a contractor that worked with the discontinued Challenge Plus subscription product and the Challenge forum.

The increase of $23,575 in legal fees was for fees paid to an Australian law firm for corporate counsel and tax advice during the year ended June 30, 2012.

The $56,436 decrease in related party contractor fees results from Jesselton, Ltd. voluntarily withdrawing from its contract with the Company effective March 1, 2012.

The increase in telephone expense of $52,822 is partly due to a premium high-volume internet package which costs approximately $4,000 per month which was not in place for most of the year ending June 30, 2011.

The decrease of $670,138 in transaction fees was due to consultants advising on the process which resulted in completion of the share exchange including $250,000 to Jesselton, Ltd., $231,050 ($250,000 AUD) to Corholdings Pty Ltd and $189,088 to Prestige Financial Center, Inc. during the year ended June 30, 2011.

The decrease of $125,265 in travel and entertainment reflects fewer overseas trips during the year ended June 30, 2012 than during the year ended June 30, 2011 and a reduction in the number of live seminars which had substantial travel costs.

During the year ended June 30, 2012, the Company recognized net income from continuing operations of $54,285 compared to a net loss of ($1,340,545) during the year ended June 30, 2011. The net positive change of $1,394,830 was a primarily the result of the $1,023,027 increase in revenues and $353,754 decrease in operational expenses during the period shown above.

ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant  accounting  policies  and  recent  accounting   pronouncements  are
included in Note 2 in the Notes to the Financial Statements included herein.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of 30DC, Inc. for the years ended June 30, 2012 and 2011 appear as pages F-1 through F-21.

           30DC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

    Page F-7    Consolidated Statements of Cash Flows

    Page F-8    Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of 30DC Inc.

We have audited the accompanying consolidated balance sheets of 30DC Inc. and its Subsidiary (collectively the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income
(loss), changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC, Inc and its Subsidiary as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and stockholders' deficiency as of June 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
June 3, 2013

                                                  30DC, INC. AND SUBSIDIARY
                                                 Consolidated Balance Sheets


                                                                                          June                  June
                                                                                        30, 2012              30, 2011
                                                                                     ----------------    -------------------
Assets

Current Assets

         Cash and Cash Equivalents                                                   $     1,031,167     $           33,790
         Accrued Commissions Receivable                                                       15,805                 41,199
         Accounts Receivable                                                                 156,104                      -
         Assets of Discontinued Operations                                                    95,625                 99,375
                                                                                     ----------------    -------------------

                Total  Current Assets                                                      1,298,701                174,364

Property and Equipment, Net                                                                   34,100                 84,041
Goodwill                                                                                   1,503,860              1,503,860
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,836,661     $        1,762,265
                                                                                     ================    ===================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                            $       581,775     $          565,534
         Accrued Expenses and Refunds                                                        494,603                303,318
         Accrued Commissions Expense                                                         699,592                 31,970
         Deferred Revenue                                                                    244,378                273,641
         Due to Related Parties                                                              606,827                262,761
         Liabilities of Discontinued Operations                                              374,756                381,399
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  3,001,931              1,818,623
                                                                                     ----------------    -------------------

                Total Liabilities                                                          3,001,931              1,818,623
                                                                                     ----------------    -------------------

Stockholders' Deficiency

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
           72,928,421 and 74,520,248 issued and outstanding respectively                      72,928                 74,520
         Paid in Capital                                                                   2,600,410              2,758,001
         Accumulated Deficit                                                              (2,735,750)            (2,767,957)
         Accumulated Other Comprehensive Loss                                               (102,858)              (120,922)
                                                                                     ----------------    -------------------

                Total Stockholders' Deficiency                                              (165,270)               (56,358)
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Deficiency                                       $     2,836,661     $        1,762,265
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

                                       30DC, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations and Comprehensive Loss
                                         Years Ended June 30,


                                                                      2012                2011
                                                                 ---------------    -----------------
Revenue

        Commissions                                              $      203,188     $        449,800
        Subscription Revenue                                            609,951              673,650
        Products and Services                                         1,486,719              190,837
        Seminars and Mentoring                                          616,483              579,027
                                                                 ---------------    -----------------

                  Total Revenue                                       2,916,341            1,893,314

Operating Expenses                                                    2,843,294            3,197,048
                                                                 ---------------    -----------------

Operating Income (Loss)                                                  73,047           (1,303,734)

Other Income (Expense)

        Foreign Currency Transaction Loss                               (18,762)             (36,811)
                                                                 ---------------    -----------------

                  Total Other Income (Expense)                          (18,762)             (36,811)
                                                                 ---------------    -----------------

Income (Loss) From Continuing Operations                                 54,285           (1,340,545)

Loss From Discontinued Operations                                       (22,078)             (99,501)
                                                                 ---------------    -----------------

Net Income (Loss)                                                        32,207           (1,440,046)

Foreign Currency Translation Gain (Loss)                                 18,064              (99,130)
                                                                 ---------------    -----------------

Comprehensive Income (Loss)                                      $       50,271     $     (1,539,176)
                                                                 ===============    =================

Weighted Average Common Shares Outstanding
Basic                                                                74,511,549           71,078,136
Diluted                                                              74,511,549           71,078,136
Income (Loss) Per Common Share  (Basic and Diluted)
     Continuing Operations                                       $         0.00     $          (0.02)
     Discontinued Operations                                              (0.00)               (0.00)
Net Income (Loss) Per Common Share                               $         0.00     $          (0.02)




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      30DC, INC. And Subsidiary
                                   Consolidated Statements of Changes in Stockholders' Deficiency

                                                                                            Accumulated
                                                                               Additional      Other                       Total
                                                            Common Stock        Paid In    Comprehensive  Accumulated  Stockholders'
                                                         Shares    Par Value    Capital    Income (Loss)    Deficit     Deficiency
                                                      ------------ --------- ------------- ------------- ------------ --------------
Balance - June 30, 2010                                60,984,000  $ 60,984  $          -  $  (21,792)    $(1,327,911) $ (1,288,719)

      Net Loss                                                   -       -               -          -      (1,440,046)   (1,440,046)

      Foreign currency translation                               -       -               -    (99,130)              -       (99,130)

      Infinity Share Exchange                            6,547,391     6,547     1,041,037          -               -     1,047,584

      Issuance of Common Stock to Non-Employees          1,842,334     1,842       474,146          -               -       475,988

      Issuance of Common Stock to Employee                 384,615       385        99,615          -               -       100,000

      Issuance of Common Stock to Investors, Net         1,472,318     1,472       340,778          -               -       342,250

      Issuance of Common Stock to Settle Prior
               Subscriptions Received                    1,929,204     1,929       499,661          -               -       501,590

      Issuance of Common Stock to Settle Liabilities     1,360,386     1,361       302,764          -               -       304,125
                                                       ------------ --------- ------------- ------------- ------------ -------------

Balance - June 30, 2011                                 74,520,248  $ 74,520  $  2,758,001  $(120,922)    $(2,767,957)    $ (56,358)

      Net Income                                                 -         -             -          -          32,207        32,207

      Foreign currency translation                               -         -             -     18,064               -        18,064

      Settlement of Excess Payment to Related Party     (1,591,827)   (1,592)     (157,591)         -               -      (159,183)
                                                       ------------ --------- ------------- ------------- ------------ -------------

Balance - June 30, 2012                                 72,928,421  $ 72,928  $  2,600,410  $(102,858)    $(2,735,750)   $ (165,270)
                                                       ============ ========= ============= ============= ============ =============













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                30DC, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows


                                                                                      Year Ended
                                                                                       June 30,            June 30,
                                                                                         2012                2011
                                                                                    --------------    -----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                               $      32,207     $     (1,440,046)
    Loss From Discontinued Operations                                                      22,078               99,501

     Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided By (Used In) Operating Activities
        Depreciation and Amortization                                                      53,701               70,743
        Equity Based Payments To Non-Employees                                                  -              475,988
        Equity Based Payments To Employees                                                      -              100,000

     Changes in Operating Assets and Liabilities
        Accrued Commissions Receivable                                                     23,561               43,784
        Accounts Receivable                                                              (156,104)                   -
        Due From Related Party (Note 8)                                                  (159,183)                   -
        Accounts Payable                                                                   25,819               (3,222)
        Accrued Expenses and Refunds                                                      197,825              127,117
        Accrued Commissions Expense                                                       667,622               23,286
        Deferred Revenue                                                                  (18,388)             (76,518)
        Due to Related Parties                                                            344,066              236,048
                                                                                    --------------    -----------------
                  Net Cash Provided By (Used in) Operating Activities                   1,033,204             (343,319)
                                                                                    --------------    -----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (7,118)             (16,554)
        Cash - Acquired In Acquisition of Infinity                                              -                3,350
                                                                                    --------------    -----------------
                  Net Cash Used in Investing Activitities                                  (7,118)             (13,205)
                                                                                    --------------    -----------------

Cash Flows from Financing Activities
        Sale of common stock, net                                                               -              342,250
        Deferred Financing Costs                                                                -                7,500
                                                                                    --------------    -----------------
                  Net Cash Provided by Financing Activities                                     -              349,750
                                                                                    --------------    -----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                              (24,971)             (21,333)
                                                                                    --------------    -----------------
                  Net Cash Used in Discontinued Operations                                (24,971)             (21,333)
                                                                                    --------------    -----------------

Effect of Foreign Exchange Rate Changes on Cash                                            (3,738)              33,491
                                                                                    --------------    -----------------

Increase in Cash and Cash Equivalents                                                     997,377                5,385
Cash and Cash Equivalents - Beginning of Period                                            33,790               28,405
                                                                                    --------------    -----------------
Cash and Cash Equivalents - End of Period                                           $   1,031,167     $         33,790
                                                                                    ==============    =================

Supplemental Disclosures of Non Cash Financing Activity

Private Placement Subscriptions Received Reclassified to Equity                     $           -     $        501,590

Common Stock Issued to Settle Liabilities, Including $25,000 in
 Discontinued Operations                                                            $           -     $        304,125

Common Stock Surrendered to Settle Related Party Liability (See Note 8)             $     159,183     $              -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012


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

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company is responsible for marketing, sales and administration and Netbloo is responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo is considered a collaborative arrangement. The Company has been deemed the principal participant and has recorded all revenue under the JV Agreement on a gross basis with the 50% of revenue due Netbloo, net of affiliate commissions and other allowable costs, recorded as commission expense.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012.

On August 24, 2011, the Company entered into a Share Sale and Purchase Agreement (the "Purchase") with RivusTV Ltd, ("Rivus") which was organized and exists in Victoria, Australia. The Purchase expired March 31, 2012 before all the terms and conditions could be met.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2012, the Company has a working capital deficit of approximately $1,703,000 and has accumulated losses of approximately $2,736,000 since its inception. At April 30, 2013 the Company had a working capital deficit of approximately $1,800,000. Subsequent to June 30, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE for the period beginning September 10, 2010, the date of the share exchange with Infinity, and ending June 30, 2012. For the period beginning July 1, 2010 and ending September 10, 2010 only the accounts of 30DC DE are included in the financial statements.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company completed an evaluation of goodwill at June 30, 2012 and determined that there was no impairment.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

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

The  Company  generates  revenues  in four  categories,  (i)  commissions,  (ii)
seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. All subscription revenue is from monthly online subscriptions for information on Internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses. Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date.

Pursuant to ASC 808-10, the JV Agreement with Netbloo has been classified as a collaborative arrangement. The Company is deemed to be the principal participant and has recorded all transactions under the JV Agreement on a gross basis.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted income per share would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable however, options and warrants that have an exercise price in excess of the average market price during the period are not included in the computation of diluted earnings per share because they would be antidilutive. The computation of net income per share for the year ended June 30, 2012 and net loss per share for the year ended June 30, 2011 excludes potentially dilutive securities consisting of 3,401,522 warrants and 600,000 options because their inclusion would be anti-dilutive. In computing net income or loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Other Comprehensive Income ". ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3. BUSINESS COMBINATION
----------------------------

The Company accounts for business combinations under ASC Topic 805 which establishes principles and requirements as to how acquirers recognize and measure the identifiable assets acquired, the liabilities assumed and goodwill acquired in a business combination.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

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

The fair value of the assets acquired in the share exchange with Infinity was $1,689,880 based on 6,547,391 shares issued at a value of $0.16 per share and the assumption of identifiable liabilities of $642,297. As part of the share exchange 30DC DE acquired identifiable assets of $186,020 and the remaining portion of fair value has been allocated to goodwill. Pursuant to the reverse business combination, 30DC DE has restated its statements of stockholders' equity on a recapitalization basis, so that all accounts are now presented as if the reverse business combination had occurred at the beginning of the earliest period presented.

NOTE 4. COLLABORATIVE ARRANGEMENT
---------------------------------

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company is responsible for marketing, sales and administration and Netbloo is responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo is considered a collaborative arrangement. The Company has been deemed the principal participant and has recorded all transactions under the JV Agreement on a gross basis with the 50% amount net of affiliate commissions and other allowable costs due Netbloo recorded as commission expense.

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations;

Sales of MagCast Publishing Platform                                  $1,239,371
Affiliate Commission Expense, including $320,081 accrued but not paid    320,081
Transaction Fees                                                          29,412
Netbloo Commissions, including $369,582 accrued but not paid             444,939
                                                                      ----------
Net Profit                                                            $  444,939
                                                                      ==========

NOTE 5. DISCONTINUED OPERATIONS
-------------------------------

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012


Results of Discontinued Operations for the

                                                    Year Ended     Year Ended
                                                  June 30, 2012  June 30, 2011
                                                  -------------- --------------
Other Income                                      $           -  $          -
Other expenses                                           18,328        16,845
Loss from operations                                    (18,328)      (16,845)
Realized loss on marketable securities                        -       (24,490)
Unrealized gain (loss) on marketable securities          (3,750)      (58,166)
                                                  -------------- --------------
Net loss                                          $     (22,078) $    (99,501)
                                                  ============== ==============


Assets and Liabilities of Discontinued Operations as of

                                             June 30, 2012    June 30, 2011
                                             -------------    -------------
ASSETS

Marketable securities                        $      95,625    $     99,375
                                             -------------    -------------
Total assets of discontinued operations      $      95,625    $     99,375
                                             =============    =============

LIABILITIES

Accounts payable                             $      94,428    $     94,139
Accrued expenses                                    58,138          46,233
Notes payable                                      124,770         135,020
Due to related parties                              97,420         106,007
                                             -------------    -------------
Total liabilities of discontinued operations $     374,756    $    381,399
                                             =============    =============


NOTES PAYABLE

Included in liabilities of discontinued operations at June 30, 2012 and June 30, 2011 are $169,801 and $193,367 respectively (including $45,031 and $58,347 respectively of notes payable included in due to related parties) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the year ended June 30, 2012 and for the period subsequent to the share exchange with 30DC DE through June 30, 2011 the Company incurred interest expense on notes payable of $15,884 and $14,710 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

NOTE 6. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

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

                             30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

                                                              Year Ended
                                                             June 30, 2011
                                                               (Unaudited)
                                                            -----------------

Revenues                                                    $      1,893,313
Operating Expenses                                                 3,272,394
                                                            -----------------
Loss from Continuing Operations                                   (1,379,081)
Loss from Discontinued Operations                                   (126,790)
                                                            -----------------
Net Loss                                                          (1,505,871)
Foreign Currency Translation Loss                                    (99,130)
                                                            -----------------
Comprehensive Loss                                          $     (1,605,001)
                                                            =================
Basic and Diluted Loss Per Share                            $           (.02)
Weighted Average Shares Outstanding - Basic and Diluted           72,351,739


NOTE 7.  PRIVATE PLACEMENT MEMORANDUM
-------------------------------------

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

NOTE 8.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 ("Commencement Date") with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Mr. Raine are both beneficial owners of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012 and Mr. Carey has continued as a director of the Company. The Marillion and Raine Ventures contracts expired June 30, 2012 and have continued on a month to month basis under the same terms.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 has been amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 has been amended to $254,260 AUD which has been accrued on a proportionate basis through February 29, 2012 due to Jesselton's voluntary withdrawal from its contract effective March 1, 2012 resulting in $169,507 AUD for Jesselton remuneration during the year ended June 30, 2012. During the year ended June 30, 2012 Marillion was paid $476,111 AUD ($491,690
USD) which exceeds Marillion's contracted amount by $158,139 AUD ($159,183 USD). The $159,183 was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal years ending June 30, 2011 and June 30, 2012.

During the term of the agreements, Marillion, Jesselton and Raine Ventures were prohibited from engaging in any other business activity that competes with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors.

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

30DC's Board of Directors approved a bonus to Marillion based upon the net cash flow of the Company's 30 Day Challenge division and a bonus to 23V (succeeded by Raine Ventures) based upon the net cash flow of the Company's Immediate Edge division until such time as 30DC had completed a merger or public stock listing, which occurred on September 10, 2010. For the year ended June 30, 2011 the bonus for Marillion was $79,643, all earned prior to September 10, 2010 and total compensation was $359,864 and the bonus for Raine Ventures was $-0- and total compensation was $250,000. For the year ended June 30, 2012 total compensation earned by Marillion was $317,825 AUD ($328,376 USD) and total compensation earned by Raine Ventures was $250,000. Marillion and Raine Ventures are to be paid in accordance with their annual contracted amounts and bonuses based upon net cash flow are no longer applicable. Amounts may vary from period to period due to fluctuations in foreign currency exchange rates.

Beginning July 1, 2011, the Company paid Marillion $2,500 AUD ($2,582 USD) per month to cover office related expenses which is included in operating expenses.

At June 30, 2011, due to related parties included $114,715 due to Jesselton which consists of $6,715 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity and $121,750 due to Theodore A. Greenberg, 30DC's CFO for compensation. Jesselton earned $250,000 upon completion of the share exchange between 30DC and Infinity on September 10, 2010 $125,000 of which was satisfied by issuance of 480,770 of the Company's common shares. On February 10, 2011 Mr. Greenberg received 480,770 common shares of the Company in settlement of $100,000 prior compensation and $25,000 due for consulting work prior to Mr. Greenberg joining the Company.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

At June 30, 2012, due to related parties includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $9,815 due to Raine Ventures under its contractor agreement and $321,000 due to Theodore A. Greenberg for compensation.

NOTE 9.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                                 June 30, 2012   June 30, 2011
                                                --------------- ---------------
Computer and Audio Visual Equipment             $       437,659 $       450,630
Office equipment and Improvements                        68,859          71,870
                                                --------------- ---------------
                                                        506,518         522,500
Less accumulated depreciation and amortization         (472,418)       (438,459)
                                                --------------- ---------------
                                                $        34,100 $        84,041
                                                =============== ===============

Depreciation and amortization expense was $53,701 for the year ended June 30, 2012 and $70,743 for the year ended June 30, 2011.

Property and equipment, net are stated in the functional currency where located and where applicable are translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net are subject to change as a result of changes in foreign currency exchange rates.

NOTE 10. INCOME TAXES
---------------------

The Company's income tax provision (benefit) consists of the following:

                                       Year Ended      Year Ended
                                     June 30, 2012   June 30, 2011
                                    --------------- ---------------
Federal
  Current                           $            -  $            -
  Deferred                                  18,200        (217,283)

State and Local
  Current                           $            -  $            -
  Deferred                                   1,200         (13,017)

Change in valuation allowance              (19,400)        230,300
                                    --------------- ---------------
Income tax provision (benefit)      $            -  $            -
                                    =============== ===============

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at June 30, 2012 and June 30, 2011 are as follows:
                                                Year Ended      Year Ended
                                              June 30, 2012   June 30, 2011
                                             --------------- ---------------

Deferred tax asset
  Net operating loss carryforward - Federal  $     $384,400  $      518,300
  Net operating loss carryforward - State             6,600          14,600
  Fixed asset depreciation                           21,500          21,200
 Accrued expenses                                   158,200          36,000
                                             --------------- ---------------
Total deferred tax asset                            570,700         590,100
Less valuation allowance                           (570,700)       (590,100)
                                             --------------- ---------------
Total net deferred tax asset                 $            -  $            -
                                             =============== ===============

The following is a reconciliation of the U.S. tax statutory income tax rate to the effective tax rate from continuing operations:

                                                  Year Ended      Year Ended
                                                June 30, 2012   June 30, 2011
                                               --------------- ---------------

U.S. statutory rate                                      34.0%         (34.0%)
 State and local taxes net of federal benefit             1.3           (2.0)
Change in valuation allowance                           -35.7           17.2
Nondeductible transaction fees                                          10.6

Other Permanent differences                               0.4            8.2
                                               --------------- ---------------
Effective income tax rate                               (0.0%)          (0.0%)
                                               =============== ===============

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that the Company will not be able to realize all of its tax benefits and therefore a valuation allowance of approximately $570,700 has been established. For the years ended June 30, 2012 and June 30, 2011, the change in valuation allowance was a decrease of $19,400 and an increase of $230,300 respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local and foreign jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or years ended June 30, 2012 and 2011.

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

As of June 30, 2012 and June 30, 2011, the Company had approximately $1,130,600 and $1,524,300 of U.S. federal net operating loss carryovers, respectively which expire starting in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership in the future as determined under the regulations.

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

The Company has filed all U.S. federal tax returns and has filed state and local tax returns due since the share transaction. The Company is in the process of filing State and local tax returns for Infinity from 2005-2009. The Company believes no material tax balance is due for all tax returns which have not yet been filed.

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
                                                             =========

The share exchange ratio was 13.2:1 with 30DC DE shareholders receiving 60,984,000 of Infinity common shares for exchanging their 4,620,000 common shares of 30DC DE. The share exchange resulted in 30DC DE becoming a wholly-owned subsidiary of Infinity but for accounting purposes 30DC DE was deemed the acquirer. In the financial statements, for comparison purposes, shares outstanding at June 30, 2010 were restated to the 60,984,000 post-exchange amount from the 4,620,000 which were actually outstanding on that date.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

On September 30, 2010, the Company issued common shares to settle outstanding liabilities and for shares due under services agreements as follows;

Cameron Associates, an investor relations firm, pursuant to a contract signed December 8, 2009 under which Cameron was due 50,000 shares of the Company's common stock which was adjusted to 660,000 shares under the exchange ratio.

Jesselton, Ltd, was issued a total of 1,250,001 common shares of the Company; 769,231 for $200,000 in contractor fees due for the fiscal year ending June 30, 2010 and 480,770 for $125,000 of the $250,000 fee that was due for advising on the process which resulted in completion of the share exchange.

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

Theodore A.  Greenberg was issued 480,770 common shares of the Company (see note
8).

On February 10, 2011, Cameron Associates settled $20,000 of consulting fees due for 76,923 common shares of the Company.

On June 28, 2012, Marillion Partnership surrendered 1,591,827 of the Company's common shares it held and the Company has canceled these shares (see note 7).

Summary of Common Stock Outstanding;


Prior to the share exchange                             4,620,000
Exchange Ratio                                               13.2
                                                  ----------------

Shares Issued in the Exchange                          60,984,000
Infinity Outstanding pre Exchange                       6,547,391
PPM Closing September 2010                              2,554,205
PPM Closings November 2010 - March 2011                   847,317
Cameron Associates                                        736,923
Jesselton, Ltd.                                         1,250,001
Corholdings, Pty Ltd.                                     444,327
Prestige Financial Center, Inc.                           675,314
Theodore A. Greenberg                                     480,770
Marillion Partnership                                  (1,591,827)
                                                  ----------------

Common Shares Outstanding June 30, 2012                72,928,421
                                                  ================

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

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

As further detailed in Note 13, on October 11, 2012 1,500,000 options exercisable at $0.08 per share expiring on October 10, 2022 were issued to Theodore A. Greenberg, the Company's Chief Financial Officer and a Director and 1,500,000 options exercisable at $0.08 per share expiring on October 10, 2022 were issued to Henry Pinskier who joined the Company as a director in October 2012.

At June 30, 2012 the outstanding options had no intrinsic value.

161,163 warrants (net of forfeitures) are due to Imperial Consulting Network under an agreement signed in June 2010 at an exercise price of $0.0001 per share. Such warrants are yet to be issued.

Pursuant to the PPM discussed in Note 6, a first closing was held on September 22, 2010 under which 2,554,205 warrants at 37 cents per share, expiring December 21, 2010 were issued along with 2,554,205 warrants at 50 cents per share expiring September 22, 2015. The warrants expiring December 21, 2010 were subsequently extended to March 15, 2011. From November 2010 through March 2011, an additional 847,317 of 37 cent warrants expiring March 15, 2011 were issued and 847,317 of the 50 cent warrants with an expiration date five years from the date of investment were issued. All of the warrants expiring March 15, 2011 expired unexercised.

NOTE 12. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------
                                                             Year Ended         Year Ended
                                                           June 30, 2012      June 30, 2011
                                                          ---------------    ---------------
Related Party Contractor Fees Base Compensation (1)       $      753,428     $      730,221
Related party Contractor Fees Bonus Compensation (1)(2)                -             79,643
Officer's Salary                                                 200,000            200,000
Independent Contractors                                          370,284            556,305
Transaction Fees (3)                                                   -            670,138
Commissions                                                      833,449             97,839
Professional Fees                                                291,895            357,034
Travel Expenses                                                   31,225            150,136
Other Operating Costs                                            363,013            355,732
                                                          ---------------    ---------------

Total Operating Expenses                                  $    2,843,294     $    3,197,048
                                                          ===============    ===============

-------------------------------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development and Jesselton, Ltd. which provided services to the Company including Clinton Carey serving as Chief Operating Officer of the Company through February

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

     28, 2012. The annual contracted amounts are not required to be paid proportionately throughout the year, however expense is recognized proportionately throughout the year, and amounts may vary from period to period due to fluctuations in foreign currency exchange rates.

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


NOTE 13. SUBSEQUENT EVENTS
--------------------------

Effective July 15, 2012, the Company entered into a six-month Consulting Services Agreement with GHL Group, Ltd., whose President, Gregory H. Laborde is a Director. Pursuant to the Consulting Services Agreement, GHL Group received 500,000 shares of the Company's restricted common stock and payments of $3,000 monthly for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources. The contract expired January 15, 2013 and has continued on a month to month basis under the terms of the expired agreement.

On October 11, 2012, the Company's board of directors approved the Company's 2012 stock option plan and grants of 3,000,000 options to purchase the Company's common stock with an exercise price of $0.08 per share. 1,500,000 of these options were granted the Theodore A. Greenberg, the Company's Chief Financial Officer and a Director of the Company and 1,500,000 of these options were granted to Henry Pinskier who joined the Company as a Director in October 2012.

On November 20, 2012 the Company issued 515,385 shares of common stock to consultants as partial payment for services. This included the 500,000 shares of common stock issued to GHL noted above.

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's interest in the MagCast JV Agreement and Market Pro Max a product which helps companies run online information businesses. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012.

In two separate transactions in January and March 2013 the Company received a total of $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations at a value of $60,000 at June 30, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2012:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as 30DC, Inc., directors or executive officers, including their ages as of June 30, 2012.

        NAME               AGE                     POSITION
------------------------ ------- ----------------------------------------------
Edward Dale                42    President, CEO and Chairman of the Board (1)

Theodore A. Greenberg      52    CFO, Secretary and Director

Clinton Carey              42    Director (2)

Gregory H. Laborde         47    Director

Pierce McNally             63    Director

Henry Pinskier             52    Director (3)
------------------------

     (1) Mr. Dale resigned as Chairman of the Board on January 31, 2013 and remains a Director.
     (2) Mr. Carey resigned as the Chief Operating Officer of the Company on March 1, 2012. Mr. Carey resigned as a Director of the Company on October 11, 2012.
     (3) Mr. Pinskier was elected as a Director on October 11, 2012 and was elected Chairman of the Board on January 31, 2013

30DC's directors are elected by the Company's shareholders and hold office until their successors are duly elected and qualified under 30DC's bylaws.

Unless otherwise indicated, the directors named above will serve until the next annual meeting of 30DC stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the directors and Officers of 30DC, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

EDWARD DALE, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Dale, age 42, has served as a Director and President and CEO of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Dale was a founding shareholder of 30DC DE and served as its President, Chief Executive Officer and a director from October 2008 until September 10, 2010. From 2005 to 2008, Mr. Dale developed the 30 Day Challenge business, which he ran for 4 years as part of the Marillion Partnership and was sold to 30DC DE in July 2009. In 2006, Mr. Dale created and marketed the Dominiche `Buying and Selling websites' program. Mr. Dale is a beneficiary of the Marillion Trust which is a partner in the Company's majority shareholder, Marillion Partnership. On January 31, 2013, Mr. Dale was adjudicated in personal bankruptcy in Australia resulting from claims of personal creditors, which is the equivalent of involuntary bankruptcy in the United States. This action was due to personal creditors unrelated to the Company and 30DC, Inc. is not a party to the matter. At that time, Mr. Dale resigned as Chairman of the Board of Directors of the Company a position he had held since the transaction between Infinity and 30DC CE on September 10, 2010 and remains a Director.

THEODORE A. GREENBERG, DIRECTOR AND CHIEF FINANCIAL OFFICER

Mr. Greenberg, age 53, has served as a Director, Chief Financial Officer and Secretary of 30DC and Infinity since November 15, 2005. Mr. Greenberg is a senior financial executive with more than 30 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Mr. Greenberg, sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. Mr. Greenberg graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany and received an MBA in Finance & Business Policy from the University of Chicago. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

GREGORY H. LABORDE, DIRECTOR

Mr. Laborde, age 48, has served as a Director of 30DC since September 10, 2010. Prior to the transaction between Infinity and 30DC DE, Mr. Laborde served as President, Chief Executive Officer and Chairman of the Board of Infinity. Mr. Laborde currently serves as President and Chief Executive Officer of 21st Century Investor Relations and has over 22 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

PIERCE MCNALLY, DIRECTOR

Mr. McNally, age 63, has served as a Director of 30DC and Infinity since 2006. Mr. McNally, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He also serves as Chief Strategic Officer and General Counsel of OutsourceOne, Inc. a third party benefits administration and technology company located in Minneapolis, MN. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also serves on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC. In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992. Mr. McNally completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

HENRY PINSKIER, DIRECTOR

Mr. Pinskier, age 52, joined the Company's board of directors on October 11, 2012 and was elected Chairman of the Board on January 31, 2013. Mr. Pinskier serves as Chair and Joint Owner (1993- current) of Medi7 Pty Ltd., a General Practice medical services company with 70 Doctors and staff across multiple clinics in Melbourne Australia. Mr. Pinskier also currently serves as Chair for RivusTV P/L an unlisted Public Company, which provides syndicated, secure easy to use video on demand system utilizing Pay Per View with a multi-level payment distribution process. He has previously served on the boards of 3 publicly listed companies in Australia related to Health technology in the area of Medical devices and services as well as having served as a Director of a Private US company with an Australian subsidiary delivering safety surveillance services. Mr. Pinskier has been involved in the Health Sector and IT /IM sector as well as having served as a Director in the past on a number of Victorian public sector organizations, VMIA the State Government of Victoria's Insurance Company from 2005-2011, Yarra Valley Water from 2008-2011 and The Alfred Group of Hospitals from 2000-2009. From 1985 until 2000, he practiced medicine. Across the different organizations he Chaired Strategy subcommittees, Risk and Audit Committees, Nomination Committees and been part of Finance Committees. Mr. Pinskier attended and graduated MBBS from Monash University in 1984.

CLINTON CAREY, DIRECTOR

Mr. Carey, age 42, served as a Director of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010 through his resignation from the board on October 11, 2012. Mr. Carey served as the Company's Chief Operating Officer from September 10, 2010 through March 1, 2012. Mr. Carey was a founding shareholder of 30DC DE and served as a director from October 2008 until September 10, 2010 and Chief Operation Officer starting in July 2009. Over the past 17 years, Mr. Carey has been involved in startup businesses at both the management and the directorial level. Mr. Carey was a director of Roper River Resources and was involved in the reverse takeover of Roper River Resources by Webjet, in Australia. Following Webjet, Mr. Carey became involved in several technology companies including Banque Technology Systems (UK), MobiData Ltd (Australia) and MDS Group Ltd (UK) for which he helped raise capital and was involved in strategic planning and business development. Mr. Carey holds a degree in Economics from Bond University.

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


CONFLICTS OF INTEREST - GENERAL

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to 30DC business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to 30DC to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers during the fiscal years ended June 30, 2012, 2011 and 2010. The table sets forth this information for 30DC and Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of June 30, 2012.

                                       SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                           NON-EQUITY      NON-
                                                                            INCENTIVE   QUALIFIED
                                                                             PLAN        DEFERRED
                                                       STOCK      OPTION    COMPEN     COMPENSATION     ALL OTHER
                                SALARY       BONUS     AWARDS     AWARDS     SATION      EARNINGS     COMPENSATION     TOTAL
  NAME & POSITION     YEAR        ($)         ($)        ($)        ($)        ($)         ($)            ($)           ($)
-------------------- -------- ------------ ---------- ---------- ---------- ---------- -------------- -------------- ----------
Edward Dale, CEO(1)  2012         328,376          0          0          0          0              0              0    328,376
                     2011         280,221     79,643          0          0          0              0              0    359,864
                     2010         250,000    496,714          0          0          0              0              0    746,714

Clinton Carey, COO   2012         175,052          0          0          0          0              0              0    175,052
(2)                  2011         200,000          0          0          0          0              0              0    200,000
                     2010         200,000          0          0          0          0              0              0    200,000

Dan Raine,           2012         250,000          0          0          0          0              0              0    250,000
VP Business          2011         250,000          0          0          0          0              0              0    250,000
Development (3)      2010         250,000    211,925          0          0          0              0              0    461,925

Theodore A.          2012         200,000          0          0          0          0              0              0    200,000
Greenberg, CFO,      2011         200,000          0          0          0          0              0              0    200,000
and Secretary (4)    2010           6,000          0          0          0          0              0              0      6,000
--------------------

(1) During the year ended June 30, 2010, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid $746,714, which includes a bonus of $496,714. By contract Marillion was receiving annual contractor fees of $250,000. 30DC DE's Board of Directors approved Marillion receiving a bonus based on the net cash flow of the 30 Day Challenge business unit until such point as 30DC completed the Agreement which closed on September 10, 2010. During the year ended June 30, 2011, Marillion, a company affiliated with Edward Dale was paid $359,864, which includes a bonus of $79,643. This amount was included in related party contractor fees.

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

     On December 12, 2011 cash remuneration under the Marillion contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $250,000 was amended to $317,825 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. During the year ended June 30, 2012, Marillion received annual contractor fees of $328,376. During the year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

(2) During the year ended June 30, 2010, Jesselton, Ltd. ("Jesselton"), a company affiliated with Clinton Carey earned $200,000 in contractor fees that were accrued but unpaid and included in related party contractor fees. This amount was paid in shares of the Company after completion of the acquisition of 30DC by Infinity.

     During the year ended June 30, 2011, Jesselton earned $200,000 in contractor fees which were included in related party contractor fees, Jesselton, also earned $250,000 pursuant to a consulting agreement for services in connection with the closing of the acquisition of 30DC by Infinity; $125,000 was paid in shares of the Company.

     On December 12, 2011 cash remuneration under the Jesselton contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $200,000 was amended to $254,260 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. During the year ended June 30, 2012, Jesselton, earned $175,052 in contractor fees. On March 1, 2012, Mr. Carey resigned as the Company's Chief Operating Officer. At such time, Jesselton voluntarily resigned from its contract.

(3) During the year ended June 30, 2010, 23V Ltd. and Raine Ventures, LLC (collectively "Raine V"), companies affiliated with Dan Raine were paid $461,925, which includes a bonus of $211,925. This amount was included in related party contractor fees. By contract Raine V receives annual contractor fees of $250,000. 30DC DE's Board of Directors approved Raine V receiving a bonus based on the net cash flow of the Immediate Edge unit until such point as 30DC completed the Agreement which closed on September 10, 2010. Subsequent to that time, Raine V's contractor fees have followed the contracted amount.

     During the years ended June 30, 2011 and June 30, 2012, Raine V, a company affiliated with Dan Raine earned $250,000 which were included in related party contractor fees.

(4) During the year ending June 30, 2010, Mr. Greenberg received $6,000 cash compensation from Infinity which was prior to the transaction with 30DC. During the year ended June 30, 2011, Theodore A. Greenberg earned salary of $200,000 for his services as an officer of the Company. $100,000 of this amount was paid in shares of the Company and the balance was accrued but not actually paid. Mr. Greenberg earned salary of $200,000 during the year ended June 30, 2012 which was accrued but has not been paid.

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

All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Subsequent to June 30, 2012, our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of the Company's common stock. On October 11, 2012 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore
A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board.

CONTRACTOR AGREEMENTS AND TERMINATION OF CONTRACTOR AND CHANGE-IN-CONTROL ARRANGEMENTS

MARILLION PARTNERSHIP

The Company entered into three-year Contract For Services Agreements commencing July 2009 with the Marillion for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer providing for among other things, the payment of $250,000 in cash remuneration per year.

On December 12, 2011 cash remuneration under the Marillion contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $250,000 was amended to $317,825 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. During the year ended June 30, 2012, Marillion received annual contractor fees of $328,376. During the year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

The Marillion contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.

CLINTON CAREY

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer providing for among other things, the payment of $200,000 in cash remuneration per year.

On December 12, 2011 cash remuneration under the Jesselton contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $200,000 was amended to $254,260 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. During the year ended June 30, 2012, Jesselton, earned $175,052 in contractor fees. On March 1, 2012, Mr. Carey resigned as the Company's Chief Operating Officer. At such time, Jesselton voluntarily resigned from its contract.

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

The Raine Ventures contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.

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

If in any year starting from the commencement date, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2012 and 2011.

DESCRIPTION OF 30 DC DE CONTRACTOR AGREEMENTS

The Marillion, Jesselton and Raine V contractor agreements were with 30DC DE, a subsidiary of 30DC, at this time no one has contractor or employment agreements with 30DC. The agreements provided the following terms:

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


                             DIRECTORS COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2012:

                                                                      NON-QUALIFIED
                                                     NON-EQUITY          DEFERRED
                   FEES                            INCENTIVE PLAN      COMPENSATION        ALL OTHER
                  EARNED     STOCK      OPTION    COMPENSATION ($)       EARNINGS       COMPENSATION ($)     TOTAL
     NAME         OR PAID    AWARDS     AWARDS                             ($)                                ($)
                  IN CASH      ($)        ($)
                    ($)
---------------- --------- ---------- ---------- ------------------ ------------------ ------------------ ----------
Edward Dale (1)     $ -0-      $ -0-      $ -0-              $ -0-              $ -0-           $328,376   $328,376

Clinton Carey (2)   $ -0-      $ -0-      $ -0-              $ -0-              $ -0-           $175,052   $175,052

Theodore A.         $ -0-      $ -0-      $ -0-              $ -0-              $ -0-           $200,000   $200,000
Greenberg (3)

Gregory H.          $ -0-      $ -0-      $ -0-              $ -0-              $ -0-               $-0-       $-0-
Laborde

Pierce McNally      $ -0-      $ -0-       $-0-              $ -0-               $-0-              $ -0-       $-0-

----------------

(1) During the year ended June 30, 2012, Marillion Partnership, the Company's majority shareholder and of which Edward Dale, is the beneficial owner of the shares, was paid $328,376. The payment was included in related party contractor fees. During the fiscal year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

(2) During the year ended June 30, 2012, Jesselton, Ltd. a company affiliated with Clinton Carey was paid $175,052. The payment was included in related party contractor fees. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012. At that time Mr. Carey, resigned as the Company's Chief Operating Officer, but remained as a director of the Company. Mr. Carey resigned as a director of the Company on October 11, 2012.

(3) During the year ended June 30, 2012, Theodore A. Greenberg earned salary of $200,000 for his services as an officer of the Company all of which was accrued but not actually paid.

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

The Company's bylaws provide that no advance shall be made by the Company to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of 30DC, Inc.

                      EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has an Option Plan. As of June 30, 2012, 600,000 options are outstanding under the 2008 Option Plan of which all 600,000 are exercisable. During the year ended June 30, 2012, we did not issue any shares under the option plan. We have reserved a total of 970,934 shares of common stock for issuance under the 2008 Option Plan.

Subsequent to June 30, 2012, our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of the Company's common stock. On October 11, 2012 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore
A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board.


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

The information below is based on the number of shares of 30DC, Inc. common stock that 30DC believes was beneficially owned by each person or entity as of June 30, 2012, including options exercisable within 60 days.

                          NAME AND ADDRESS OF BENEFICIAL
    TITLE OF CLASS          OWNER (1) BENEFICIAL OWNER      AMOUNT AND NATURE OF     PERCENT OF CLASS (2)
------------------------ -------------------------------- ----------------------- -------------------------
Common Restricted        Edward Dale, Director,                       20,036,440                    27.47%
                         President, CEO and Chairman of
                         the Board (Directly and
                         Beneficially through Marillion
                         Partnership)(3)

Common Restricted        Clinton Carey, Director (4)                   3,432,000                     4.71%

Common Restricted        Gregory H. Laborde, Director,                 2,957,250                     4.06%
                         Former President, CEO, and
                         Chairman of the Board
                         (Beneficially through GHL
                         Group, Ltd.)

Common Restricted        Theodore A. Greenberg, CFO,                   1,580,770                     2.17%
                         Secretary and Director

Common Restricted        Pierce McNally, Director                        192,500                     0.26%

Common Restricted        Dan Raine (Beneficially                      10,560,000                    14.48%
                         through Raine Ventures, LLC)

Common Restricted        All Directors and Executive                  28,198,960                    38.67%
                         Officers as a Group (5 persons)

------------------------

     (1)  All directors can be reached at the address of the Company.

     (2) At June 30, 2012, the Company had 72,928,421 shares of its common stock issued and outstanding. The Company had 600,000 options issued and outstanding, but the options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

     (3) Mr. Dale resigned as Chairman of the Board on January 31, 2013 and remains a Director.

     (4) Mr. Carey resigned as Chief Operating Officer on March 1, 2012 and resigned as a director on October 11, 2012.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid contractor fees of $328,376 and $359,864 respectively. Mr. Dale is CEO, President and Chairman of the Board of the Company. During the year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

During the years ended June 30, 2012 and 2011, Jesselton, Ltd. ("Jesselton"), a company affiliated with Clinton Carey earned contractor fees $175,052 and $200,000 respectively. Mr. Carey resigned as COO of the Company on March 1, 2012 and resigned as a Director of the Company on October 11, 2012.

During the year ended June 30, 2012 and 2011, Raine Ventures, LLC (collectively "Raine V"), companies affiliated with Dan Raine earned $250,000 in contractor fees in each year. Mr. Raine has beneficial ownership of 14.48% of the Company.

During the years ended June 30, 2012 and 2011, Theodore A. Greenberg earned salary of $200,000 each year. Mr. Greenberg is CFO and a Director of the Company. On October 11, 2012 Mr. Greenberg was issued 1,500,000 options to purchase shares of the Company's common stock.

On October 11, 2012 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board.

Effective July 15, 2012, the Company entered into a six-month Consulting Services Agreement with GHL Group, Ltd., whose President, Gregory H. Laborde is a Director. Pursuant to the Consulting Services Agreement, GHL Group received 500,000 shares of the Company's restricted common stock and payments of $3,000 monthly for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources. The contract expired January 15, 2013 and has continued on a month to month basis under the terms of the expired agreement.

30DC DE entered into a three-year Contract For Services Agreement commencing July 2009 with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer providing for among other things, the payment of $250,000 in cash remuneration per year. On December 12, 2011 cash remuneration under the Marillion contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $250,000 was amended to $317,825 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. If in any year starting from the commencement date, revenues of 30DC doubled then Marillion would be due shares in 30DC, Inc. equal to 50% of cash remuneration as additional compensation; this threshold was not achieved during the term of the contract. The Marillion contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.

30DC DE entered into a three-year Contract For Services Agreement commencing July 2009 with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development providing for among other things, the payment of $250,000 in cash remuneration per year. Effective April 1, 2010, Raine Ventures, LLC ("Raine Ventures") replaced 23V Industries, Ltd in providing consulting services to the Company including Mr. Raine acting as the Company's Vice President of Business Development. If in any year starting from the commencement date, revenues of 30DC, Inc. doubled then Raine Ventures will be due shares in 30DC equal to 50% of cash remuneration as additional compensation; this threshold was not achieved during the term of the contract.. The Raine Ventures contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.

The Company entered into three-year Contract For Services Agreements commencing July 2009 with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer providing for among other things, the payment of $200,000 in cash remuneration per year. On December 12, 2011 cash remuneration under the Jesselton contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $200,000 was amended to $254,260 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. If in any year starting from the commencement date, revenues of 30DC doubled then Jesselton will be due shares in 30DC, Inc. equal to 50% of cash remuneration as additional compensation; this threshold was not achieved during the term of the contract. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012 and Mr. Carey resigned as Chief Operating Officer.

In August, 2008, 30DC contracted with two consultants in connection with the acquisition and merger process which resulted in signing of the Agreement with Infinity. Compensation under both consulting agreements was contingent on completion of the transaction with Infinity. Upon execution of the Agreement $250,000 (US) was owed to Jesselton, Ltd , a consulting firm which Mr. Carey, former COO and formerly a Director of the Company, is associated with and $250,000 (Australian) was owed to the other consultant. $125,000 of the amount due to Jesselton was satisfied by issuance of 480,770 of the Company's common shares. During the years ended June 30, 2012 and 2011, Jesselton was paid $0-and $17,000 pursuant to the contract.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Marcum, LLP ("Marcum") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2012 and 2011 by Marcum, LLP

                                   Year Ended June 30,
                             2012                      2011
                      --------------------      ------------------
Audit Fees            $           206,010       $         195,990
Audit-related Fees    $                 0       $               0
Tax Fees              $                 0       $               0
All Other Fees        $                 0       $               0
                      --------------------      ------------------
Total Fees            $           206,010       $         195,990

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended June 30, 2012 and 2011


(b)  EXHIBIT NO.                          DESCRIPTION
     ----------   -------------------------------------------------------------

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1         Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

     32.2         Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

     101.INS      XBRL Instance Document (2)

     101.SCH      XBRL Taxonomy Extension Schema Document (2)

     101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document (2)

     101.LAB      XBRL Taxonomy Extension Label Linkbase Document (2)

     101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document (2)
     -----------

(1) Incorporated by reference from the exhibits included in the Company's Form 8K12g3 filed with the Securities and Exchange Commission (www.sec.gov), dated May 5, 2005. A copy can be provided by mail, free of charge, by sending a written request to 30DC, Inc., 80 Broad Street, 5th Floor, NY, NY 10004.

(2) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   30DC, Inc.

Dated: June 3, 2013
                                By:  /s/ Edward Dale
                                     ------------------------------------------
                                     Edward Dale, President, Chief Executive
                                     Officer and Director


                                By:  /s/ Theodore A. Greenberg
                                     ------------------------------------------
                                     Theodore A. Greenberg, Chief Financial
                                     Officer (Principal Accounting Officer),
                                     Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 3, 2013
                                                          30DC , Inc.
                                          --------------------------------------

                                          /s/ Edward Dale
                                          --------------------------------------
                                          Edward Dale, Director

                                          /s/ Theodore A. Greenberg
                                          --------------------------------------
                                          Theodore A. Greenberg, Director

                                          /s/ Henry Pinskier
                                          --------------------------------------
                                          Henry Pinskier, Director

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