Form 10-K/A
period 2012-06-30
30DC, INC.
filed 2013-06-03
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                                 Amendment No. 1


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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of 30DC, Inc. (the "Company") for the year ended June 30, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on June 3, 2013. The Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.


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