Form 10-Q
period 2012-09-30
30DC, INC.
filed 2013-07-16
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended September 30, 2012

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                     16-1675285
----------------------------------          ------------------------------------
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

As of July 16, 2013 the number of shares outstanding of the registrant's class of common stock was 86,931,169.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of September 30, 2012
         (Unaudited) and June 30, 2012                                        3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended September 30, 2012 and 2011               4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended September 30, 2012 and 2011               5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3. Defaults upon Senior Securities                                       21

Item 4. Removed and Reserved                                                  21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              21

Signatures                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                      September 30,           June 30,
                                                                                          2012                  2012
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets
         Cash and Cash Equivalents                                                   $       547,688     $        1,031,167
         Accrued Commissions Receivable                                                       70,456                 15,805
         Accounts Receivable                                                                   3,588                156,104
         Prepaid Expenses                                                                      2,684                      -
         Assets of Discontinued Operations                                                    94,792                 95,625
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        719,208              1,298,701

Property and Equipment, Net                                                                   29,384                 34,100
Goodwill                                                                                   1,503,860              1,503,860
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,252,452     $        2,836,661
                                                                                     ================    ===================


Liabilities and Stockholders' Deficiency

Current Liabilities

         Accounts Payable                                                            $       925,193     $          581,775
         Accrued Expenses and Refunds                                                        357,712                494,603
         Accrued Commissions Expense                                                               -                699,592
         Deferred Revenue                                                                    114,220                244,378
         Due to Related Parties                                                              655,557                606,827
         Liabilities of Discontinued Operations                                              366,235                374,756
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,418,917              3,001,931
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,418,917              3,001,931
                                                                                     ----------------    -------------------

Stockholders' Deficiency

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
          73,428,421 and 72,928,421 issued and outstanding respectively                       73,428                 72,928
         Paid in Capital                                                                   2,644,910              2,600,410
         Accumulated Deficit                                                              (2,781,945)            (2,735,750)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Deficiency                                              (166,465)              (165,270)
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Deficiency                                       $     2,252,452     $        2,836,661
                                                                                     ================    ===================





     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                  30DC, INC. AND SUBSIDIARY
                           Condensed Consolidated Statements of Operations and Comprehensive Loss
                                               Three Months Ended September 30
                                                          Unaudited

                                                                                           2012                 2011
                                                                                      ---------------     ------------------
Revenue

        Commissions                                                                   $      103,817      $         102,500
        Subscription Revenue                                                                 118,237                194,889
        Products and Services                                                                 86,105                 14,073
        Seminars and Mentoring                                                               141,580                103,796
                                                                                      ---------------     ------------------

                   Total Revenue                                                             449,739                415,258

Operating Expenses                                                                           490,887                641,357
                                                                                      ---------------     ------------------

Operating Income (Loss)                                                                      (41,148)              (226,099)

Other Expense

        Foreign Currency Loss                                                                    (30)                (6,402)
                                                                                      ---------------     ------------------

                   Total Other Expense                                                           (30)                (6,402)
                                                                                      ---------------     ------------------

Loss From Continuing Operations                                                              (41,178)              (232,501)

Loss From Discontinued Operations                                                             (5,017)                (2,556)
                                                                                      ---------------     ------------------

Net Loss                                                                                     (46,195)              (235,057)

Foreign Currency Translation Loss                                                                  -                 58,116
                                                                                      ---------------     ------------------

Comprehensive Loss                                                                    $      (46,195)     $        (176,941)
                                                                                      ===============     ==================

Weighted Average Common Shares Outstanding
Basic                                                                                     73,352,334             74,520,248
Diluted                                                                                   73,352,334             74,520,248
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                                                            $        (0.00)     $           (0.00)
     Discontinued Operations                                                                   (0.00)                 (0.00)
Net Loss Per Common Share                                                             $        (0.00)     $           (0.00)




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                            Three Months Ended September 30
                                                       Unaudited
                                                                                        2012               2011
                                                                                   ---------------    ----------------
Cash Flows from Operating Activities:
    Net Loss                                                                       $      (46,195)    $      (235,057)
    Loss From Discontinued Operations                                                       5,017               2,556

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Used In Operations
        Depreciation and Amortization                                                       9,182              17,378
        Equity Based Payments To Non-Employees                                             45,000                   -

     Changes in Operating Assets and Liabilities
        Accrued Commissions Receivable                                                    (54,651)              6,519
        Accounts Receivable                                                               152,516                   -
        Prepaid Expenses                                                                   (2,684)           (118,841)
        Accounts Payable                                                                  343,418              39,955
        Accrued Expenses and Refunds                                                     (136,891)             (3,840)
        Accrued Commissions Expense                                                      (699,592)                  -
        Deferred Revenue                                                                 (130,158)            187,603
        Due to Related Parties                                                             48,730              98,789
                                                                                   ---------------    ----------------

                  Net Cash Used in Operating Activities                                  (466,308)             (4,938)
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (4,466)             (5,379)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (4,466)             (5,379)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                              (12,705)             (2,589)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                (12,705)             (2,589)
                                                                                   ---------------    ----------------

Effect of Foreign Exchange Rate Changes on Cash                                                 -               9,475
                                                                                   ---------------    ----------------

Decrease in Cash and Cash Equivalents                                                    (483,479)             (3,431)
Cash and Cash Equivalents - Beginning of Period                                         1,031,167              33,790
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $      547,688     $        30,359
                                                                                   ===============    ================



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

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

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2012, the Company has a working capital deficit of approximately $1,700,000 and has accumulated losses of approximately $2,782,000 since its inception. At June 30, 2013 the Company had a working capital deficit of approximately $1,840,000. Subsequent to September 30, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2013 or any other period. In addition, the balance sheet data at June 30, 2012 was derived from the audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Audited Financial

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

Statements for the year ended June 30, 2012 included in the Company's annual report on Form 10-K which was filed on June 3, 2013.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

The functional currency of the Company's 30 Day Challenge division switched to the United States dollar from the Australian dollar on July 1, 2012. All other Company operations have and continue to use the United States dollar as their functional currency. For all accounting periods prior to July 1, 2012, the Company followed ASC 830 "Foreign Currency Matters", under which functional currency assets and liabilities are translated into the reporting currency, US Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Re-measurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the Statement of Operations. The historical foreign currency translation loss remains on the Balance Sheet at $(102,858) which was the balance at June 30, 2012.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share excludes potentially dilutive securities consisting of 3,401,522 warrants and 600,000 options because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations for the three months ended September 30, 2012;

Sales of MagCast Publishing Platform               $    76,457
Affiliate Commission Expense                             4,291
Transaction Fees                                         5,956
Independent Contractors                                  5,449
Internet Expenses                                        2,895
Netbloo Commissions                                     28,933
                                                   -----------
Net Profit                                         $    28,933
                                                   ===========


NOTE 4. DISCONTINUED OPERATIONS
-------------------------------

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

Results of Discontinued Operations for the

                                                      Three Months Ended    Three Months Ended
                                                      September 30, 2012    September 30, 2011

                                                      ------------------    ------------------
Revenues                                              $               -     $               -
Operating expenses                                                4,184                 5,056
Loss from operations                                             (4,184)               (5,056)
Unrealized gain (loss) on marketable securities                    (833)                2,500
                                                      ------------------    ------------------
Net (loss) income                                     $          (5,017)    $          (2,556)
                                                      ==================    ==================

Assets and Liabilities of Discontinued Operations as of

                                                      September 30, 2012    June 30, 2012
                                                      ------------------ -------------------
ASSETS
Marketable securities                                 $          94,792  $           95,625
                                                      ------------------ -------------------
Total assets of discontinued operations               $          94,792  $           95,625
                                                      ================== ===================
LIABILITIES

Accounts payable                                      $          93,324  $           94,428
Accrued expenses                                                 60,787              58,138
Notes payable                                                   124,020             124,770
Due to related parties                                           88,104              97,420
                                                      ------------------ -------------------
Total liabilities of discontinued operations          $         366,235  $          374,756
                                                      ================== ===================

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

Notes Payable

Included in liabilities of discontinued operations at September 30, 2012 and June 30, 2012 are $159,051 and $169,801 respectively (including $35,031 and $45,031 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the three months ended September 30, 2012 and September 30, 2011 the Company incurred interest expense on notes payable of $3,582 and $4,439 respectively which is included in the Statement of Operations under income
(loss) from discontinued operations.

NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 ("Commencement Date") with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements were non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale and Mr. Carey are directors of the Company, Mr. Dale and Mr. Raine are both beneficial owners of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012 and Mr. Carey has continued as a director of the Company. The Marillion and Raine Ventures contracts expired June 30, 2012 and have continued on a month to month basis under the same terms.

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 was amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 was amended to $254,260 AUD. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2012 and nothing has been accrued in the September 30, 2012 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2013 has not been earned.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

Beginning July 1, 2011, the Company paid Marillion $2,500 AUD ($2,582 USD) per month to cover office related expenses which is included in operating expenses.

Effective July 15, 2012, the Company entered into a six-month Consulting Services Agreement with GHL Group, Ltd., whose President, Gregory H. Laborde is a Director. Pursuant to the Consulting Services Agreement, GHL Group received 500,000 shares of the Company's restricted common stock and payments of $3,000 monthly for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources. The 500,000 shares were valued at the $0.09 per share price on July 15, 2012 and $45,000 was recorded as related party contractor fees on that date. The contract expired January 15, 2013 and has continued on a month to month basis under the terms of the expired agreement.

At June 30, 2012, due to related parties mainly includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $9,815 due to Raine Ventures under its contractor agreement and $321,000 due to Theodore A. Greenberg for compensation.

At September 30, 2012, due to related parties mainly includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $8,575 due to Raine Ventures under its contractor agreement and $371,000 due to Theodore A. Greenberg for compensation.


NOTE 6.  PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:
                                                September 30, 2012 June 30, 2012
                                                ------------------ -------------
Computer and Audio Visual Equipment             $         442,124  $    437,659
Office equipment and Improvements                          68,859        68,859
                                                ------------------ -------------
                                                          510,983       506,518
Less accumulated depreciation and amortization           (481,599)     (472,418)
                                                ------------------ -------------
                                                $          29,384  $     34,100
                                                ================== =============

Depreciation and amortization expense was $9,182 for the three months ended September 30, 2012 and $17,378 for the three months ended September 30, 2011.

Effective July 1, 2012 US dollar is the functional currency for the entire Company. Prior to July 1, 2012 property and equipment, net were stated in the functional currency where located and where applicable were translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net were subject to change as a result of changes in foreign currency exchange rates.

NOTE 7.  INCOME TAXES
---------------------

As of June 30, 2012, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,130,600, which begin to expire in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all U.S.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

federal tax returns and has filed state and local tax returns due since the share transaction. The Company is in the process of filing State and local tax returns for Infinity from 2005-2009. The Company believes no material tax balance is due for all tax returns which have not yet been filed. The Company has not provided a tax benefit for the three months ended September 30, 2012 and September 30, 2011 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2009.

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

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended September 30, 2012. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 8. STOCKHOLDERS' EQUITY
----------------------------

WARRANTS AND OPTIONS

The Company has 600,000 fully vested options outstanding as follows:

404,000 options exercisable at 80 cents per share expiring August 7, 2018, 156,000 of these options are held by Pierce McNally a director of the Company,

196,000 options exercisable at 50 cents per share expiring January 5, 2019, 36,500 of these options are held by Pierce McNally a director of the Company,

The balance of these options are held by a former employee and former directors of Infinity.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)

with 2,554,205 50-Cent Warrants expiring September 22, 2015. From November 2010 through March 2011, an additional 847,317 37-Cent Warrants were issued and 847,317 50-Cent Warrants were issued. All of the 37-Cent Warrants expired March 15, 2011 unexercised.

During the three months ended September 30, 2012, the Company issued 500,000 shares of common stock to GHL Group, Ltd. for consulting services detailed in
Note 5 and did not issue any options or warrants.

As further detailed in Note 10, on October 11, 2012 1,500,000 options exercisable at $0.08 per share expiring on October 10, 2022 were issued to Theodore A. Greenberg, the Company's Chief Financial Officer and a Director and 1,500,000 options exercisable at $0.08 per share expiring on October 10, 2022 were issued to Henry Pinskier who joined the Company as a director in October 2012.


NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                           Three Months       Three Months
                                               Ended              Ended
                                           September 30,      September 30,
                                               2012               2011
                                         ----------------    ----------------

Related Party Contractor Fees (1)        $       200,697     $      213,052
Officer's Salary                                  50,000             50,000
Independent Contractors                           84,552            114,359
Commission Expense                                27,546             13,922
Professional Fees                                 29,109            136,776
Travel Expenses                                   12,297              9,436
Telephone and Data Lines                          27,557             34,544
Other Operating Costs                             59,129             69,268
                                         ----------------    ---------------

Total Operating Expenses                 $       490,887     $      641,357
                                         ================    ===============

----------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, and through March 1, 2013 included Jesselton, Ltd. which provided services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)


NOTE 10.  SUBSEQUENT EVENTS
---------------------------

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

On November 20, 2012 the Company issued 15,385 shares of common stock to a consultant as partial payment for services.

On December 31, 2012 the Company and Netbloo entered into an asset purchase agreement for the Company to purchase Netbloo's interest in the MagCast JV Agreement and Market Pro Max a product which helps companies run online information businesses for total consideration of 13,487,363 of the Company's common shares. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011.

During the three months ended September 30, 2012, 30DC, Inc. recognized revenues of $449,739 from its operations compared to $415,258 during the three months ended September 30, 2011. Revenues of the Company were from the following sources during the three months ended September 30, 2012 compared to September 30, 2011.

                          Three Months Ended Three Months Ended   Increase or
                          September 30, 2012 September 30, 2011   (Decrease)
                          ------------------ ------------------- -------------
Revenue
  Commissions             $         103,817  $          102,500  $      1,317
  Subscription Revenue              118,237             194,889       (76,552)
  Products and Services              86,105              14,073        72,032
Seminars and Mentoring              141,580             103,796        37,784
                          ------------------ ------------------- -------------
   Total Revenues         $         449,739  $          415,258  $     34,481
                          ------------------ ------------------- -------------


The $76,552 decrease in subscription revenue was due to discontinuation of the Challenge Plus which had revenue of $29,573 in the three month period ended September 30, 2011 and a net decrease in active subscribers for the Immediate Edge. For the three months ended September 30, 2012 the Immediate Edge active subscriber base averaged 450 per month and for the three months ended September

30, 2011 the Immediate Edge active subscriber base averaged 547 per month. The decrease in Immediate Edge subscribers resulted from a promotion in May 2011 which produced a short term increase in subscribers during the three months ended September 30, 2011 and did not repeat during the three months ended September 30, 2012.

The $72,032 increase in products and services revenue was due to $76,457 in sales of the MagCast Publishing Platform during the quarter ended September 30, 2012 which was not yet launched in the quarter ended September 30, 2011.

The $37,784 increase in seminars and mentoring income resulted primarily from an increase in price of the mentoring program and premium pricing for platinum mentoring students. The Company's mentoring program has been historically priced from $5,000 to $10,000 per year and the revenue has been recognized ratably over the one year term. The platinum mentoring program was priced at $25,000 per year. The number of active mentoring students was similar; for the three months ended September 30, 2012 there was an average of 76 mentoring students per month and for the three months ended September 30, 2011 there was an average of 77 mentoring students. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the three months ended September 30, 2012, the Company incurred $490,887 in operational expenses compared to $641,357 during the three months ended September 30, 2011. Operational expenses during the three months ended September 30, 2012 and 2011, include the following categories:

                             Three Months Ended Three Months Ended   Increase or
                             September 30, 2012 September 30, 2011     Decrease
                             ------------------ ------------------   -----------
Accounting Fees              $           20,000 $          115,388   $  (95,388)
Credit Card Processing Fees              12,305             12,896         (591)
Commissions                              27,546             13,922       13,624
Independent Contractors                  84,552            114,359      (29,807)
Depreciation                              9,182             17,378       (8,196)
Internet Expenses                        20,642             16,458        4,184
Legal Fees                                9,109             21,388      (12,279)
Officer's Salaries                       50,000             50,000            -
Payroll Taxes                             4,118             10,212       (6,094)
Related Party Contractors               200,697            213,052      (12,355)
Telephone and Data Lines                 27,557             34,544       (6,987)
Travel & Entertainment                   12,297              9,705        2,592
Other Operating Expenses                 12,882             12,055          827
                             ------------------ ------------------  ------------

Total Operating Expenses     $          490,887 $          641,357  $  (150,470)
                             ================== ==================  ============

The decrease of $95,388 in accounting fees was due to a delay in the audit for the Company's June 30, 2012 year-end and an increase in fees due to multiple filings during the September 2011 quarter covering a number of prior periods.

The increase of $13,634 in commissions resulted from affiliate commissions and collaborative arrangement commissions due to the increase in products sold including the MagCast Publishing Platform in the September 2012 quarter compared to the September 2011 quarter.

The decrease of $29,807 in independent contractors is primarily due to the reduction of one contractor in the IE division who was paid approximately $10,000 in the September 2011 quarter and the reduction of two contractors in the 30 Day division who were paid a total of approximately $15,000 in the

September 2011 quarter on of whom was strictly related to the Challenge Plus subscription product which has been discontinued.

The decrease in legal fees of $12,279 was from a decrease in SEC counsel costs due a delay in the Company filing its 10K for the year ended June 30, 2012 and multiple filings in the September 2011 quarter.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company. The $12,355 net decrease results from a decrease of $66,912 for Jesselton which is no longer a contractor to the Company offset by the $7,500 paid to GHL, Group, Ltd. in the September 2012 quarter and 500,000 shares of common stock issued to GHL Group, Ltd. valued at $45,000.

During the three months ended September 30, 2012, the Company recognized a net loss from continuing operations of ($41,178) compared to a net loss of ($232,501) during the three months ended September 30, 2011. The decreased loss of $191,323 was due to the decrease in operating expenses of $150,470 and the increase in revenues of $34,481.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $547,688 at September 30, 2012 and the Company had a working capital deficit of $1,699,709. At June 30, 2013 the Company had a working capital deficit of approximately $1,840,000; the approximately $140,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to September 30, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. To fund working capital for the remainder of the year ending June 30, 2013 and in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, including recurring revenue as the Company transitions to monthly licenses, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. During the year ended June 30, 2012 operating costs included significant amounts due to Netbloo under the collaborative arrangement which subsequent to the Company's acquisition of the other 50% of the collaborative arrangement from Netbloo are no longer owed.

Included in liabilities of discontinued operations at September 30, 2012 is $159,051 (including $35,031 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date. Approximately $50,000 of this amount has been repaid subsequent to September 30, 2012.

During the three month period ended September 30, 2012, the Company used $466,308 in operating activities. During the three month period ended September 30, 2011, the Company used $4,938 in operating activities. The increased use of funds of $461,370 was due to payments of accrued affiliate commissions and accrued collaborative arrangement commissions offset by collection of accounts receivable and the decreased operating loss. Certain amounts which were in accrued expenses at June 30, 2012 are included in accounts payable at September 30, 2012 which is reflected in the change in accounts payable.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2012, the Company has a working capital deficit of approximately $1,700,000 and has accumulated losses of approximately $2,782,000 since its inception. At June 30, 2013 the Company had a working capital deficit of approximately $1,840,000; the approximately $140,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to September 30, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period July 1, 2012 through September 30, 2012 the Company issued the following equity securities;

On July 15, 2012, the Company issued 500,000 common shares to GHL Group, Ltd. whose President, Gregory H. Laborde is a Director, pursuant to a contract to provide consulting services to the Company.


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


                                   30DC, INC.
                         ------------------------------
                                   Registrant



Dated: July 16, 2013                     By:/s/ Edward Dale
                                         --------------------------------------
                                         Edward Dale
                                         Principal Executive Officer
                                         Chief Executive Officer
                                         President


Dated: July 16, 2013                     By:/s/ Theodore A. Greenberg
                                         --------------------------------------
                                         Theodore A. Greenberg,
                                         Principal Accounting Officer
                                         Chief Financial Officer