Form 10-Q
period 2012-12-31
30DC, INC.
filed 2013-10-15
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended December 31, 2012

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


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
         --------------------------------------------------------------
               Registrant's telephone number, including area code

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                                            Yes[_x_]          No[___]

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

As of October 14, 2013 the number of shares outstanding of the registrant's class of common stock was 87,313,464.

                                TABLE OF CONTENTS

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of December 31, 2012
          (Unaudited) and June 30, 2012                                       3

         Condensed Consolidated Statements of Operations (Unaudited)
          for the Six Months and Three Months Ended December 31, 2012
          and 2011                                                            4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended December 31, 2012 and 2011                 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             20

Item 3. Quantitative and Qualitative Disclosures About Market Risk            26

Item 4. Controls and Procedures                                               26

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           28

Item 3. Defaults upon Senior Securities                                       28

Item 4. Mine and Safety Disclosures                                           28

Item 5. Other Information                                                     28

Item 6. Exhibits                                                              29

Signatures                                                                    30

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                        December                June
                                                                                        31, 2012              30, 2012
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       274,112     $        1,031,167
         Accrued Commissions Receivable                                                       11,154                 15,805
         Accounts Receivable                                                                  26,217                156,104
         Assets of Discontinued Operations                                                    94,792                 95,625
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        406,275              1,298,701

Property and Equipment, Net                                                                   29,870                 34,100
Intangible Assets, Net                                                                       319,000                      -
Goodwill                                                                                   2,252,849              1,503,860
                                                                                     ----------------    -------------------

                Total Assets                                                         $     3,007,994     $        2,836,661
                                                                                     ================    ===================


Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

         Accounts Payable                                                             $      662,683      $         581,775
         Accrued Expenses and Refunds                                                        389,365                494,603
         Accrued Commissions Expense                                                               -                699,592
         Deferred Revenue                                                                     24,813                244,378
         Due to Related Parties                                                              743,863                606,827
         Liabilities of Discontinued Operations                                              355,687                374,756
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,176,411              3,001,931
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,176,411              3,001,931
                                                                                     ----------------    -------------------

Stockholders' Equity (Deficiency)

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                86,931,169 and 72,928,421 issued and outstanding respectively                 86,931                 72,928
         Paid in Capital                                                                   3,816,496              2,600,410
         Accumulated Deficit                                                              (2,968,986)            (2,735,750)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity (Deficiency)                                      831,583               (165,270)
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity (Deficiency)                              $     3,007,994     $        2,836,661
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


                                                     30DC, INC. AND SUBSIDIARY
                              Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                             Unaudited


                                                          For the Three Months Ended              For the Six Months Ended
                                                                 December 31,                           December 31,
                                                             2012            2011               2012                  2011
                                                         -------------   --------------    ----------------     ------------------
Revenue
        Commissions                                      $     60,147    $      41,349     $       163,964      $         143,849
        Subscription Revenue                                  136,916          143,179             255,153                338,068
        Products and Services                                 319,853          148,811             405,958                162,884
        Seminars and Mentoring                                 85,504          174,534             227,084                278,330
                                                         -------------   --------------    ----------------     ------------------

                   Total Revenue                              602,420          507,873           1,052,159                923,131

Operating Expenses                                            794,249          545,853           1,285,136              1,187,210
                                                         -------------   --------------    ----------------     ------------------

Operating Income (Loss)                                      (191,829)         (37,980)           (232,977)              (264,079)

Other Income (Expense)

        Forgiveness of Debt                                     8,746                -               8,746                      -
        Foreign Currency Loss                                      (1)          (6,021)                (31)               (12,422)
                                                         -------------   --------------    ----------------     ------------------

                   Total Other Income (Expense)                 8,745           (6,021)              8,715                (12,422)
                                                         -------------   --------------    ----------------     ------------------

Loss From Continuing Operations                              (183,084)         (44,001)           (224,262)              (276,501)

Loss From Discontinued Operations                              (3,957)          (3,613)             (8,974)                (6,169)
                                                         -------------   --------------    ----------------     ------------------

Net Loss                                                     (187,041)         (47,614)           (233,236)              (282,670)

Foreign Currency Translation Gain (Loss)                            -          (34,495)                  -                 23,620
                                                         -------------   --------------    ----------------     ------------------

Comprehensive Loss                                       $   (187,041)   $     (82,109)    $      (233,236)     $        (259,050)
                                                         =============   ==============    ================     ==================

Weighted Average Common Shares Outstanding
Basic                                                      83,550,967       74,520,248          78,451,650             74,520,248
Diluted                                                    83,550,967       74,520,248          78,451,650             74,520,248
Loss Per Common Share  (Basic and Diluted)
     Continuing Operations                               $    $ (0.00)   $       (0.00)    $         (0.00)     $           (0.00)
     Discontinued Operations                                    (0.00)           (0.00)              (0.00)                 (0.00)
Net Loss Per Common Share                                $      (0.00)   $       (0.00)    $         (0.00)     $           (0.00)

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                             Six Months Ended December 31
                                                       Unaudited
                                                                                        2012               2011
                                                                                   ---------------    ---------------
Cash Flows from Operating Activities:
    Net Loss                                                                       $     (233,236)    $     (282,670)
    Loss From Discontinued Operations                                                       8,974              6,169

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used In) Operations
        Depreciation and Amortization                                                      25,988             31,957
        Equity Based Payments To Employees                                                 52,050                  -
        Equity Based Payments To Non-Employees                                             99,050                  -

     Changes in Operating Assets and Liabilities
        Accrued Commissions Receivable                                                      4,651             19,804
        Accounts Receivable                                                               129,887                  -
        Prepaid Expenses                                                                        -            (58,872)
        Accounts Payable                                                                   80,908             25,496
        Accrued Expenses and Refunds                                                     (105,238)             4,881
        Accrued Commissions Expense                                                      (699,592)                 -
        Deferred Revenue                                                                 (219,565)            48,945
        Due to Related Parties                                                            137,036            214,399
                                                                                   ---------------    ---------------

                  Net Cash Provided By (Used in) Operating Activities                    (719,087)            10,109
                                                                                   ---------------    ---------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                               (10,758)            (5,311)
                                                                                   ---------------    ---------------
                  Net Cash Used in Investing Activitities                                 (10,758)            (5,311)
                                                                                   ---------------    ---------------
Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                              (27,210)            (6,637)
                                                                                   ---------------    ---------------
                  Net Cash Used in Discontinued Operations                                (27,210)            (6,637)
                                                                                   ---------------    ---------------

Effect of Foreign Exchange Rate Changes on Cash                                                 -                215
                                                                                   ---------------    ---------------

Decrease in Cash and Cash Equivalents                                                    (757,055)            (1,624)
Cash and Cash Equivalents - Beginning of Period                                         1,031,167             33,790
                                                                                   ---------------    ---------------

Cash and Cash Equivalents - End of Period                                          $      274,112     $       32,166
                                                                                   ===============    ===============

Supplemental Disclosures of Non Cash Financing Activity

Common Stock Issued for Asset Acquisition:

        Customer Lists                                                             $       75,000     $            -
        Software                                                                          255,000                  -
        Goodwill                                                                          748,989                  -




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

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

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo is considered a collaborative arrangement. The Company was deemed the principal participant and recorded all

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)


revenue under the JV Agreement on a gross basis with the 50% of revenue due Netbloo, net of affiliate commissions and other allowable costs, recorded as commission expense.

In October 2012 the Company reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012 and final documents were signed on December 31, 2012. Please see Note 3 for further details on the acquisition.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2012, the Company had a working capital deficit of approximately $1,770,000 and had accumulated losses of approximately $2,969,000 since its inception. At July 31, 2013 the Company had a working capital deficit of approximately $1,880,000. Subsequent to December 31, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2013 or any other period. In addition, the balance sheet data at June 30, 2012 was derived from the audited financial statements but does not include all disclosures required

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

by GAAP. This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2012 included in the Company's annual report on Form 10-K which was filed on June 3, 2013.

The Company has determined that the acquisition date for the Netbloo asset acquisition (see Note 3) was October 24, 2012. All operating activity starting October 1, 2012 is included in these financial statements, the Company believes the operating activity for the period October 1 through October 23, 2012 does not have a material impact on these financial statements.

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

NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share excludes potentially dilutive securities consisting of 3,401,522 warrants and 3,600,000 options because their inclusion would be anti-dilutive. In computing net loss per share, warrants with an insignificant exercise price are deemed to be outstanding common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. ACQUISITION
-------------------

In October 2012 the Company reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012 and final documents were signed on December 31, 2012. The Company has determined that control of the acquired assets changed hands on October 24, 2012, in accordance with ASC 805-10-25-6 the 13,487,363 shares were valued using the $0.08 per share closing price on that date for total purchase price

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

consideration of $1,078,989. In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has finalized its purchase price allocation.

Tangible Assets          $        -
Customer Lists               75,000
Software                    255,000
Goodwill                    748,989
                         ----------

Total purchase price     $1,078,989
                         ==========


NOTE 4. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

The following unaudited consolidated pro forma information gives effect to the Netbloo asset acquisition (see Note 3) as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

                                               Six Months Ended       Six Months Ended
                                               December 31, 2012      December 31, 2011
                                                  (Unaudited)            (Unaudited)
                                              -------------------    --------------------
Revenues                                      $        1,067,917     $           929,709
Operating Expenses                                     1,354,688               1,187,628
Other Income (Expense)                                     8,715                 (12,422)
                                              -------------------    --------------------
Loss from Continuing Operations                         (278,056)               (270,341)
Loss from Discontinued Operations                         (8,974)                 (6,169)
                                              -------------------    --------------------
Net Loss                                                (287,030)               (276,510)
Foreign Currency Translation Gain                              -                  23,620
                                              -------------------    --------------------
Comprehensive Loss                            $         (287,030)    $          (252,890)
                                              ===================    ====================
Basic and Diluted Loss Per Share              $            (0.00)    $             (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                             86,881,252              88,007,611

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

                                                         Three Months Ended
                                                          December 31, 2011
                                                             (Unaudited)
                                                         -------------------

Revenues                                                 $          514,451
Operating Expenses                                                  546,271
Other Expense                                                       (6,021)
                                                         -------------------
Loss from Continuing Operations                                    (37,841)
Loss from Discontinued Operations                                   (3,613)
                                                         -------------------
Net Loss                                                           (41,454)
Foreign Currency Translation Loss                                  (34,495)
                                                         -------------------
Comprehensive Loss                                       $         (75,949)
                                                         ===================
Basic and Diluted Loss Per Share                         $           (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                                        88,007,611


NOTE 5. COLLABORATIVE ARRANGEMENT
---------------------------------

Pursuant to ASC 808-10, prior to the Company's purchase of Netbloo's 50% interest in the MagCast JV Agreement (discussed in Note 3) the joint operating activity was considered a collaborative arrangement.

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo was considered a collaborative arrangement. The Company was deemed the principal participant and recorded all transactions under the JV Agreement on a gross basis with the 50% amount net of affiliate commissions and other allowable costs due Netbloo recorded as commission expense.

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations for the Six months ended December 31, 2012;

Sales of MagCast Publishing Platform                      $     76,457
Affiliate Commission Expense                                     4,291
Transaction Fees                                                 5,956
Independent Contractors                                          5,449
Internet Expenses                                                2,895
Netbloo Commissions                                             28,933
                                                          ------------
Net Profit                                                $     28,933
                                                          ============

The Company has acquired Netbloo's 50% share of the MagCast JV (see Note 3), accordingly there is no longer a collaborative arrangement to report on subsequent to September 30, 2012.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

NOTE 6. DISCONTINUED OPERATIONS
-------------------------------

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

Results of Discontinued Operations for the

                                                       Six Months Ended      Six Months Ended
                                                      December 31, 2012     December 31, 2011
                                                     ------------------    ------------------
Revenues                                             $               -     $               -
Operating expenses                                               8,141                 9,919
Loss from operations                                            (8,141)               (9,919)
Unrealized gain (loss) on marketable securities                   (833)                3,750
                                                     ------------------    ------------------

Net (loss) income                                    $          (8,974)    $          (6,169)
                                                     ==================    ==================

                                                     Three Months Ended    Three Months Ended
                                                      December 31, 2012     December 31, 2011
                                                     ------------------    ------------------
Revenues                                             $               -     $               -
Operating expenses                                               3,957                 4,863
Loss from operations                                            (3,957)               (4,863)
Unrealized gain (loss) on marketable securities                      -                 1,250
                                                     ------------------    ------------------

Net (loss) income                                    $          (3,957)    $          (3,613)
                                                     ==================    ==================

Assets and Liabilities of Discontinued Operations as of

                                                  December 31, 2012   June 30, 2012
                                                 ------------------ -----------------
ASSETS

Marketable securities                            $          94,792  $         95,625
                                                 ------------------ -----------------
Total assets of discontinued operations          $          94,792  $         95,625
                                                 ================== =================


LIABILITIES

Accounts payable                                 $          94,595  $         94,428
Accrued expenses                                            63,509            58,138
Notes payable                                              124,020           124,770
Due to related parties                                      73,563            97,420
                                                 ------------------ -----------------
Total liabilities of discontinued operations     $         355,687  $        374,756
                                                 ================== =================

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)


Notes Payable

Included in liabilities of discontinued operations at December 31, 2012 and June 30, 2012 are $144,051 and $169,801 respectively (including $20,031 and $45,031 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the six months ended December 31, 2012 and December 31, 2011 the Company incurred interest expense on notes payable of $7,013 and $8,700 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

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

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 was amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 was amended to $254,260 AUD. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2012 and nothing has been accrued in the December 31, 2012 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2013 was not earned.

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

Beginning July 1, 2011, the Company paid Marillion $2,500 AUD ($2,598 USD at December 31, 2012) per month to cover office related expenses which is included in operating expenses.

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

Effective October 1, 2012, the Company entered into a three year contractor agreement with Netbloo Media, Ltd., joint developer of the MagCast Publishing Platform, with annual compensation of $300,000 which is payable in monthly installments of $25,000 and which may be terminated after two years subject to a six-month termination payment.

Marillion was awarded a $40,000 bonus upon completion of the asset acquisition of the 50% of the MagCast JV which had been owned by Netbloo and Market Pro Max.

On October 11, 2012, Henry Pinskier, a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the three and six month periods ending December 31, 2012, the Company recorded $52,050 in expense for the option which is reflected as Directors' Fees in the supplemental schedule of operating expenses (see Note
12).

On October  11,  2012,  Theodore A.  Greenberg,  Chief  Financial  Officer and a
Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the three and six month periods ending December 31, 2012, the Company recorded $52,050 in expense for the option which is included in Officer's Salary in the supplemental schedule of operating expenses (see Note 12).

At June 30, 2012, due to related parties mainly includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $9,815 due to Raine Ventures under its contractor agreement and $321,000 due to Theodore A. Greenberg for compensation.

At December 31, 2012, due to related parties mainly included $266,721 due to Jesselton, which consists of $158,721 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $25,000 due to Netbloo under its contractor agreement, $17,977 due to Marillion under its contractor agreement, $5,860 due to Raine Ventures under its contractor agreement and $421,000 due to Theodore A. Greenberg for compensation.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)



NOTE 8. PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consists of the following:

                                               December 31, 2012   June 30, 2012
                                               -----------------   -------------
Computer and Audio Visual Equipment            $         448,417   $    437,659
Office equipment and Improvements                         68,859         68,859
                                               -----------------   -------------
                                                         517,276        506,518
Less accumulated depreciation and amortization          (487,406)      (472,418)
                                               -----------------   -------------
                                               $          29,870   $     34,100
                                               =================   =============

Depreciation expense was $14,988 for the six months ended December 31, 2012 and $31,957 for the six months ended December 31, 2011. Depreciation expense was $5,807 for the three months ended December 31, 2012 and $14,579 for the three months ended December 31, 2011.

Effective July 1, 2012, US dollar is the functional currency for the entire Company. Prior to July 1, 2012 property and equipment, net were stated in the functional currency where located and where applicable were translated to the reporting currency of the US Dollar at each period end. Accordingly, property and equipment, net were subject to change as a result of changes in foreign currency exchange rates.

NOTE 9. INTANGIBLE ASSETS
-------------------------

Intangible assets consists of the following:

                                            December 31, 2012
                                           --------------------
Customer Lists                             $             75,000
Software                                                255,000
                                           --------------------
                                                        330,000
Less accumulated amortization                           (11,000)
                                           --------------------
                                           $            319,000
                                           ====================

Customer lists and software were acquired as part of the MagCast and Market Pro Max asset acquisitions in October 2012 and are being amortized over their estimated useful lives of five years. Amortization expense was $11,000 for the three and six months ended December 31, 2012 and none for the three and six months ended December 31, 2011.


NOTE 10. INCOME TAXES
---------------------

As of June 30, 2012, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,130,600, which begin to expire in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all U.S. federal tax returns and has filed state and local tax returns due since the share transaction. The Company is in the process of filing State and local tax returns for Infinity from 2005-2009. The Company believes no material tax balance is due for all tax returns which have not yet been filed. The Company has not provided a tax benefit for the six months ended December 31, 2012 and December 31, 2011 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2009.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

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

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended December 31, 2012. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 11. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

During the six months ended December 31, 2012, the Company issued common stock as follows:

500,000 shares with a fair value of $45,000 of common stock to GHL Group, Ltd. for consulting services detailed in Note 7,

15,385 shares of common stock to a consultant as partial payment for services for $2,000,

13,487,363 shares with a fair value of $1,078,989 of common stock to Netbloo Media, Ltd. as consideration for purchase of 50% of the MagCast JV and Market Pro Max.

No common stock was issued during the six months ended December 31, 2011.

WARRANTS AND OPTIONS

At June 30, 2012, the Company had 600,000 fully vested options outstanding as follows:

404,000 options exercisable at 80 cents per share expiring August 7, 2018, 156,000 of these options are held by Pierce McNally a director of the Company,

196,000 options exercisable at 50 cents per share expiring January 5, 2019, 36,500 of these options are held by Pierce McNally a director of the Company,

The balance of these options were held by a former employee and former directors of Infinity.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

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

On October 11, 2012, the Company's board of directors approved the Company's 2012 stock option plan (see Note 12) and grants of 3,000,000 options to purchase the Company's common stock with an exercise price of $0.08 per share expiring on October 10, 2022. 1,500,000 of these options were granted to Theodore A. Greenberg, the Company's Chief Financial Officer and a Director of the Company and 1,500,000 of these options were granted to Henry Pinskier who joined the Company as a Director in October 2012.

NOTE 12 - STOCK BASED COMPENSATION PLANS
----------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $104,100 for the six months ended December 31, 2012. 3,000,000 options were granted in the period of which 1,000,000 vested January 1, 2013, 1,000,000 vest January 1, 2014 and 1,000,000 vest on January 1, 2015. The cost of options vesting January 1, 2013 was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

The Company's stock incentive plan is the 30DC, Inc. 2012 Stock Option and Award Plan (the "Plan"). The Plan provides for the grant of non-qualified stock options to selected employees and directors. The Plan is administered by the Board and authorizes the grant of options 7,500,000. The Board determines which eligible individuals are to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock from the September 10, 2010 date of the Infinity/30DC transaction through the October 11, 2012 date the options were issued. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)


During the six months ended December 31, 2012, Henry Pinskier, a Director of the Company was issued an option exercisable for 1,500,000 shares of the Company's common stock and Theodore A. Greenberg, the Company's Chief Financial Officer and a Director, was issued an option exercisable for 1,500,000 shares of the Company's common stock. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended December 31, 2012:

        Risk-free interest rate                      0.67-0.88     %

        Expected option life                       5.1-6.1 years

        Expected volatility                        526.82-576.16   %

        Expected dividend yield                         0.0        %


Further information relating to stock options is as follows:
                                                                      WEIGHTED
                                                       WEIGHTED       AVERAGE
                                         NUMBER        AVERAGE       REMAINING
                                           OF          EXERCISE       CONTRACT
                                         SHARES         PRICE       LIFE (YEARS
                                     ------------------------------------------
Outstanding options at 06/30/12            600,000         0.70           6.22
Granted                                  3,000,000         0.08           9.75
Exercised                                        -            -              -
Forfeited/expired                                -            -              -
Outstanding options at 12/31/12          3,600,000   $     0.18           9.08

Exercisable on 12/31/12                    600,000         0.70           5.72

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at December 31, 2012. Total intrinsic value of options exercised was $0 for the six months ended December 31, 2012 as no options were exercised during this period.

At December 31, 2012, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)

NOTE 13. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                       Six Months Ended      Six Months Ended
                                       December 31, 2012     December 31, 2011
                                      --------------------  --------------------
Related Party Contractor Fees (1)     $           470,899   $           420,342
Officer's Salary                                  152,050               100,000
Directors' Fees                                    52,050                     -
Independent Contractors                           193,096               211,322
Commission Expense                                119,147                41,141
Professional Fees                                  95,441               208,929
Travel Expenses                                    22,361                20,264
Telephone and Data Lines                           52,204                56,143
Other Operating Costs                             127,888               129,069
                                      --------------------  --------------------
Total Operating Expenses              $         1,285,136   $         1,187,210
                                      ====================  ====================

------------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, Netbloo which was the joint developer of the MagCast Publishing Platform and through March 1, 2012 included Jesselton, Ltd. which provided services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.


                                     Three Months Ended    Three Months Ended
                                      December 31, 2012     December 31, 2011
                                     --------------------  --------------------
Related Party Contractor Fees (1)    $           270,202   $           207,290
Officer's Salary                                 102,050                50,000
Directors' Fees                                   52,050                     -
Independent Contractors                          108,544                96,963
Commission Expense                                91,601                27,219
Professional Fees                                 66,332                72,153
Travel Expenses                                   10,064                10,828
Telephone and Data Lines                          24,647                21,599
Other Operating Costs                             68,759                59,801
                                     --------------------  --------------------
Total Operating Expenses             $           794,249   $           545,853
                                     ====================  ====================

--------------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a

         Director, Netbloo which was the joint developer of the MagCast Publishing Platform and through March 1, 2012 included Jesselton, Ltd. which provided services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.


NOTE 14. SUBSEQUENT EVENTS
--------------------------

On June 26, 2013, the Company issued 55,770 shares to Michael A. Littman as payment for $14,500 included in accounts payable. On September 9, 2013, the Company issued an additional 300,000 shares to Mr. Littman as payment for $78,000 included in accounts payable. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

On September 24, 2013, the Company issued 26,525 shares to a creditor as full payment for a note payable and accrued interest totaling $6,896.

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

In May of 2012 the Company signed a JV Agreement with Netbloo for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commissions of 50% of gross revenue for those sales to the affiliate responsible for the sale. All MagCast sales revenue was recorded gross by the Company and commission expense was recorded for the amount due to Netbloo which was 50% of revenue reduced by affiliate commissions and other allowable costs.

In October 2012 the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max, a product which helps companies run online information businesses for a purchase price of 13,487,368 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012 and final documents were signed on December 31, 2012.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011.

During the three months ended December 31, 2012, 30DC, Inc. recognized revenues of $602,420 from its operations compared to $507,873 during the three months ended December 31, 2011. Revenues of the Company were from the following sources during the three months ended December 31, 2012 compared to December 31, 2011.

                           Three Months Ended   Three Months Ended   Increase or
                            December 31, 2012    December 31, 2011    (Decrease)
                           ------------------- -------------------- ------------
Revenue
  Commissions              $           60,147  $            41,349  $    18,798
  Subscription Revenue                136,916              143,179       (6,263)
  Products and Services               319,853              148,811      171,042
  Seminars and Mentoring               85,504              174,534      (80,030)
                           ------------------- -------------------- ------------
   Total Revenues          $          602,420  $           507,873  $    94,547
                           ------------------- -------------------- ------------


The Company earns commissions for products sold by third parties to customers referred by the Company. The $18,798 increase in commission income during the three months ended December 31, 2012 compared to the six months ending December 31, 2011 was the result of commissions earned from a successful third party product which was new in 2012.

The $6,263 decrease in subscription revenue was due to discontinuation of the Challenge Plus which had revenue of $24,532 in the three month period ended December 31, 2011 offset by a net increase in active subscribers for the Immediate Edge some of whom remained customers after receiving a trial Immediate Edge subscription when they purchased a license for the MagCast Publishing System. For the three months ended December 31, 2012 the Immediate Edge active subscriber base averaged 458 per month and for the three months ended December 31, 2011 the Immediate Edge active subscriber base averaged 387 per month.

The $172,042 increase in products and services revenue was due to $315,457 in sales of the MagCast Publishing Platform during the quarter ended December 31, 2012, which was not yet launched in the quarter ended December 31, 2011, offset by $139,617 of products and services revenue in the quarter ended December 31, 2011 from products that have been discontinued.

The $80,030 decrease in seminars and mentoring income resulted primarily from a decrease in the number of mentoring students as the program wound down and was phased out at the end of December 2012. The average number of active mentoring students for the three months ended December 31, 2012 was 44 and for the three months ended December 31, 2011 there was an average of 81 mentoring students. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the three months ended December 31, 2012, the Company incurred $794,249 in operational expenses compared to $545,853 during the three months ended December 31, 2011. Operational expenses during the three months ended December 31, 2012 and 2011, include the following categories:

                              Three Months Ended Three Months Ended Increase or
                               December 31, 2012  December 31, 2011   Decrease
                              ------------------ ------------------ -----------
Accounting Fees               $          47,285  $         50,923   $   (3,638)
Credit Card Processing Fees              14,246            11,618        2,628
Commissions                              91,601            27,219       64,382
Independent Contractors                 108,544            96,963       11,581
Depreciation and Amortization            16,806            14,579        2,227
Directors Fees                           52,050                 -       52,050
Internet Expenses                        17,003            12,029        4,974
Legal Fees                               19,047            21,230       (2,183)
Officer's Salaries                      102,050            50,000       52,050
Related Party Contractors               270,202           207,290       62,912
Telephone and Data Lines                 24,647            21,599        3,048
Travel & Entertainment                   10,064            11,058         (994)
Other Operating Expenses                 20,704            21,345         (641)
                              ------------------ ------------------ -----------

Total Operating Expenses      $         794,249  $        545,853   $  248,396
                              ================== ================== ===========

The increase of $64,382 in commissions resulted from affiliate commissions due to the increase in products sold including the MagCast Publishing Platform in the December 2012 quarter compared to the December 2011 quarter.

The increase of $11,581 in independent contractors is primarily due to the approximately $25,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform offset by the reduction of two contractors in the 30 Day division who were paid a total of approximately $18,000 in the December 2011 quarter one of whom was strictly related to the Challenge Plus subscription product which has been discontinued.

The increase of $52,050 in directors' fees is for the value of stock options issued to Henry Pinskier, a director of the Company a portion of which was expensed in the December 2012 quarter.

The increase of $52,050 in officer's salaries is for the value of stock options issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed in the December 2012 quarter.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $62,912 net increase results from $75,000 for Netboo which started in October 2012, a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform, $9,000 paid to GHL, Group, Ltd. in the December 2012 quarter offset by a decrease of $64,351 for Jesselton which is no longer a contractor to the Company.

During the three months ended December 31, 2012, the Company recognized a net loss from continuing operations of ($183,084) compared to a net loss of ($44,001) during the three months ended December 31, 2011. The increased loss of $139,083 was primarily due to the increase in operating expenses of $248,396 offset by the increase in revenues of $94,547.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011.

During the six months ended December 31, 2012, 30DC, Inc. recognized revenues of $1,052,159 from its operations compared to $923,131 during the six months ended December 31, 2011. Revenues of the Company were from the following sources during the six months ended December 31, 2012 compared to December 31, 2011.

                             Six Months Ended    Six Months Ended   Increase or
                             December 31, 2012   December 31, 2011   (Decrease)
                             -----------------   -----------------  -----------
Revenue
  Commissions                $        163,964    $        143,849   $   20,115
  Subscription Revenue                255,153             338,068      (82,915)
  Products and Services               405,958             162,884      243,074
  Seminars and Mentoring              227,084             278,330      (51,246)
                             -----------------   -----------------  -----------
   Total Revenues            $      1,052,159    $        923,131   $  129,028
                             -----------------   -----------------  -----------

The Company earns commissions for products sold by third parties to customers referred by the Company. The $20,115 increase in commission income during the six months ended December 31, 2012 compared to the six months ending December 31, 2011 was the result of commissions earned from a successful third party product which was new in 2012.

The 82,915 decrease in subscription revenue was primarily due to discontinuation of the Challenge Plus which had revenue of $54,105 in the six month period ended December 31, 2011, a decrease in the Immediate Edge average monthly subscriber base to 454 from 467 for the six months ended December 31, 2012 and 2011 respectively and a decrease in average monthly subscription revenue for Immediate Edge due to a promotion when Challenge Plus was discontinued.

The $243,074 increase in products and services revenue was due to $391,752 in sales of the MagCast Publishing Platform during the six months ended December 31, 2012, which was not yet launched in the six months ended December 31, 2011, offset by $150,449 of products and services revenue during the six months ended December 31, 2011 from products that have been discontinued.

The $51,246 decrease in seminars and mentoring income resulted primarily from a decrease in the number of mentoring students as the program wound down and was phased out at the end of December 2012. The average number of active mentoring students for the six months ended December 31, 2012 was 56 and for the six months ended December 31, 2011 was an average of 79 mentoring students. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the six months ended December 31, 2012, the Company incurred $1,285,136 in operational expenses compared to $1,187,210 during the six months ended December 31, 2011. Operational expenses during the six months ended December 31, 2012 and 2011, include the following categories:

                               Six Months Ended   Six Months Ended   Increase or
                               December 31, 2012  December 31, 2011    Decrease
                               -----------------  -----------------  -----------
Accounting Fees                $       67,285     $       166,311    $  (99,026)
Credit Card Processing Fees            26,551              24,514         2,037
Commissions                           119,147              41,141        78,006
Independent Contractors               193,096             211,322       (18,226)
Depreciation and Amortization          25,988              31,957        (5,969)
Directors Fees                         52,050                   -        52,050
Internet Expenses                      37,645              28,487         9,158
Legal Fees                             28,156              42,618       (14,462)
Officer's Salaries                    152,050             100,000        52,050
Related Party Contractors             470,899             420,342        50,557
Telephone and Data Lines               52,204              56,143        (3,939)
Travel & Entertainment                 22,361              20,763         1,598
Other Operating Expenses               37,704              43,612        (5,908)
                               -----------------  -----------------  -----------

Total Operating Expenses       $    1,285,136     $     1,187,210    $   97,926
                               =================  =================  ===========

The decrease of $99,026 in accounting fees was due to a delay in the audit for the Company's June 30, 2012 year-end and an increase in fees due to multiple filings during the six months ended December 2011 covering a number of prior periods.

The increase of $78,006 in commissions resulted from affiliate commissions due to the increase in products sold including the MagCast Publishing Platform during the six months ended December 2012 compared to the six months ended December 2011.

The decrease of $18,226 in independent contractors is primarily due to the reduction of one contractor in the IE division who was paid approximately $17,000 during the six months ended December 2012 and the reduction of two contractors in the 30 Day division who were paid a total of approximately $37,000 during the six months ended December 2011 offset by approximately $34,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform which was launched in 2012.

The increase of $52,050 in directors' fees is for the value of stock options issued to Henry Pinskier, a director of the Company a portion of which was expensed during the six months ended December 2012.

The increase of $9,158 in Internet expenses is due to an increase in storage and hosting fees related to the MagCast Publishing Platform which was launched in 2012.

The decrease in legal fees of $14,462 was from a decrease in SEC counsel costs due a delay in the Company filing its 10K for the year ended June 30, 2012 and multiple filings during the six months ended December 2011.

The increase of $52,050 in officer's salaries is for the value of stock options issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed during the six months ended December 2012.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $50,557 net increase primarily results from $75,000 for Netboo which started in October 2012, a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform, $16,500 paid to GHL, Group, Ltd. during the six months ended December 2012 and 500,000 shares of common stock issued to GHL Group, Ltd. valued at $45,000 offset by a decrease of $131,263 for Jesselton which is no longer a contractor to the Company.

During the six months ended December 31, 2012, the Company recognized a net loss from continuing operations of ($224,262) compared to a net loss of ($276,501) during the six months ended December 31, 2011. The decreased loss of $52,239 was primarily due to the increase in revenues of $129,028 and a reduction in foreign exchange loss of $12,391 offset by the increase in operating expenses of $97,926.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $274,112 at December 31, 2012 and the Company had a working capital deficit of $1,770,140. At July 31, 2013 the Company had a working capital deficit of approximately $1,880,000; the approximately $110,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to December 31, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. To fund working capital in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, through a product re-launch which was just completed in August 2013 and an increase in monthly license subscriptions, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. During the year ended June 30, 2012 operating costs included significant amounts due to Netbloo under the collaborative arrangement which subsequent to the Company's acquisition of the other 50% of the collaborative arrangement from Netbloo are no longer owed.

Included in liabilities of discontinued operations at December 31, 2012 is $144,051 (including $20,031 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date. Approximately $50,000 of this amount has been repaid subsequent to December 31, 2012.

During the six month period ended December 31, 2012, the Company used $719,087 in operating activities. During the six month period ended December 31, 2011, operating activities provided the Company with $10,109. The increased use of funds of $729,195 was due to payments of accrued affiliate commissions and accrued collaborative arrangement commissions offset by collection of accounts receivable and the decreased operating loss. Certain amounts which were in accrued expenses at June 30, 2012 are included in accounts payable at December 31, 2012 which is reflected in the change in accounts payable.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2012, the Company has a working capital deficit of approximately $1,770,000 and has accumulated losses of approximately $2,969,000 since its inception. At July 31, 2013 the Company had a working capital deficit of approximately $1,880,000; the approximately $110,000 additional working capital deficit was funded by an increase in the amount due to related parties. Subsequent to December 31, 2012 the Company received $105,000 in cash from the sale of 300,000 shares of Strategic Environmental and Energy Resources, Inc. which were included in Assets of Discontinued Operations. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

As required by SEC Rule 15d-15(b) for the quarter ended December 31, 2012, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period October 1, 2012 through December 31, 2012 the Company issued the following equity securities;

On November 20, 2012, the Company issued 15,385 common shares to a consultant who provides services to the Company.

On December 31, 2012, the Company issued 13,487,363 common shares to Netbloo Media, Ltd. as consideration for acquiring the remaining 50% of the MagCast Joint Venture and Market Pro Max.

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at December 31, 2012 is $144,051 (including $20,031 in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.


ITEM 4. MINE AND SAFETY DISCLOSURES
-----------------------------------


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


                                                            30DC, INC.
                                                  ------------------------------
                                                            Registrant


Dated: October 14, 2013                           By:/s/ Edward Dale
                                                  ------------------------------
                                                  Edward Dale,
                                                  Principal Executive Officer
                                                  Chief Executive Officer
                                                  President


Dated: October 14, 2013                           By:/s/ Theodore A. Greenberg
                                                  ------------------------------
                                                  Theodore A. Greenberg,
                                                  Principal Accounting Officer
                                                  Chief Financial Officer