Form 10-Q
period 2013-03-31
30DC, INC.
filed 2013-10-24
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended March 31, 2013

                                       or

[    ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934

       For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                  16-1675285
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  of incorporation organization)


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

As of October 24, 2013, the number of shares outstanding of the registrant's class of common stock was 87,313,464.

                                TABLE OF CONTENTS



                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of
         March 31, 2013 (Unaudited) and June 30, 2012                         3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Nine Months and Three Months Ended March 31, 2013
         and 2012                                                             4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended March 31, 2013 and 2012                    5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   19

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25

Item 4. Controls and Procedures                                               25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           27

Item 3. Defaults upon Senior Securities                                       27

Item 4. Mine Safety Disclosures                                               27

Item 5. Other Information                                                     27

Item 6. Exhibits                                                              27

Signatures                                                                    28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                          March                 June
                                                                                        31, 2013              30, 2012
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       167,060     $        1,031,167
         Accrued Commissions Receivable                                                       26,497                 15,805
         Accounts Receivable                                                                  31,363                156,104
         Assets of Discontinued Operations                                                    41,198                 95,625
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        266,118              1,298,701

Property and Equipment, Net                                                                   26,214                 34,100
Intangible Assets, Net                                                                       302,500                      -
Goodwill                                                                                   2,252,849              1,503,860
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,847,681     $        2,836,661
                                                                                     ================    ===================


Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

         Accounts Payable                                                            $       595,194     $          581,775
         Accrued Expenses and Refunds                                                        376,850                494,603
         Accrued Commissions Expense                                                               -                699,592
         Deferred Revenue                                                                     56,879                244,378
         Due to Related Parties                                                              775,224                606,827
         Liabilities of Discontinued Operations                                              326,283                374,756
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,130,430              3,001,931
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,130,430              3,001,931
                                                                                     ----------------    -------------------

Stockholders' Equity (Deficiency)

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                86,931,169 and 72,928,421 issued and outstanding respectively                 86,931                 72,928
         Paid in Capital                                                                   3,841,260              2,600,410
         Accumulated Deficit                                                              (3,108,082)            (2,735,750)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity (Deficiency)                                      717,251               (165,270)
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity (Deficiency)                              $     2,847,681     $        2,836,661
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

                                                     30DC, INC. AND SUBSIDIARY
                              Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                             Unaudited

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                   March 31,                             March 31,
                                                             2013            2012               2013                  2012
                                                         -------------   --------------    ----------------     ------------------
Revenue

        Commissions                                      $     31,839    $      27,055     $       195,803      $         170,904
        Subscription Revenue                                  127,478          136,354             382,631                474,422
        Products and Services                                 213,351           38,324             619,309                201,208
        Seminars and Mentoring                                  5,500          199,703             232,584                478,033
                                                         -------------   --------------    ----------------     ------------------

                   Total Revenue                              378,168          401,436           1,430,327              1,324,567

Operating Expenses                                            569,570          465,114           1,854,706              1,652,324
                                                         -------------   --------------    ----------------     ------------------

Operating Income (Loss)                                      (191,402)         (63,678)           (424,379)              (327,757)

Other Income (Expense)

        Forgiveness of Debt                                     4,715                -              13,461                      -
        Foreign Currency Loss                                      (1)          (3,179)                (32)               (15,600)
                                                         -------------   --------------    ----------------     ------------------

                   Total Other Income (Expense)                 4,714           (3,179)             13,429                (15,600)
                                                         -------------   --------------    ----------------     ------------------

Loss From Continuing Operations                              (186,688)         (66,857)           (410,950)              (343,357)

Gain (Loss) From Discontinued Operations                       47,592           (4,637)             38,618                (10,806)
                                                         -------------   --------------    ----------------     ------------------

Net Loss                                                     (139,096)         (71,494)           (372,332)              (354,163)

Foreign Currency Translation Gain (Loss)                            -           (7,549)                  -                 16,071
                                                         -------------   --------------    ----------------     ------------------

Comprehensive Loss                                       $   (139,096)   $     (79,043)    $      (372,332)     $        (338,092)
                                                         =============   ==============    ================     ==================

Weighted Average Common Shares Outstanding
Basic                                                      86,931,169       74,520,248          81,236,894             74,520,248
Diluted                                                    86,931,169       74,520,248          81,236,894             74,520,248
Income (Loss) Per Common Share  (Basic and Diluted)
     Continuing Operations                               $      (0.00)   $       (0.00)    $         (0.01)     $           (0.00)
     Discontinued Operations                                     0.00            (0.00)               0.00                  (0.00)
Net Loss Per Common Share                                $      (0.00)   $       (0.00)    $         (0.00)     $           (0.00)


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                              30DC, INC. AND SUBSIDIARY
                                   Condensed Consolidated Statements of Cash Flows
                                              Nine Months Ended March 31
                                                      Unaudited
                                                                                        2013               2012
                                                                                   ---------------    ---------------
Cash Flows from Operating Activities:
    Net Loss                                                                       $     (372,332)    $     (354,163)
    Loss (Gain) From Discontinued Operations                                              (38,618)            10,806

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used In) Operations
        Depreciation and Amortization                                                      46,891             43,760
        Equity Based Payments To Employees                                                128,864
        Equity Based Payments To Non-Employees                                             47,000
        Gain on Debt Forgiveness                                                          (13,461)

     Changes in Operating Assets and Liabilities
        Accrued Commissions Receivable                                                    (10,692)            25,298
        Accounts Receivable                                                               124,741                  -
        Due From Related Party                                                                  -           (127,440)
        Prepaid Expenses                                                                        -             (2,125)
        Accounts Payable                                                                   26,880             43,916
        Accrued Expenses and Refunds                                                     (117,753)            29,526
        Accrued Commissions Expense                                                      (699,592)                 -
        Deferred Revenue                                                                 (187,499)            26,367
        Due to Related Parties                                                            168,397            317,574
                                                                                   ---------------    ---------------

                  Net Cash Provided By (Used in) Operating Activities                    (897,174)            13,519
                                                                                   ---------------    ---------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                               (11,505)            (7,154)
                                                                                   ---------------    ---------------

                  Net Cash Used in Investing Activitities                                 (11,505)            (7,154)
                                                                                   ---------------    ---------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                               44,572            (11,189)
                                                                                   ---------------    ---------------

                  Net Cash Provided By (Used in) Discontinued Operations                   44,572            (11,189)
                                                                                   ---------------    ---------------

Effect of Foreign Exchange Rate Changes on Cash                                                 -               (675)
                                                                                   ---------------    ---------------

Decrease in Cash and Cash Equivalents                                                    (864,107)            (5,499)
Cash and Cash Equivalents - Beginning of Period                                         1,031,167             33,790
                                                                                   ---------------    ---------------

Cash and Cash Equivalents - End of Period                                          $      167,060     $       28,291
                                                                                   ===============    ===============

Supplemental Disclosures of Non Cash Financing Activity

Common Stock Issued for Asset Acquisition

        Customer Lists                                                             $       75,000     $            -
        Software                                                                          255,000                  -
        Goodwill                                                                          748,989                  -

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

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

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2013, the Company had a working capital deficit of approximately $1,864,000 and had accumulated losses of approximately $3,108,000 since its inception. At July 31, 2013, the Company had a working capital deficit of approximately $1,880,000. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)



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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

NOTE 3. ACQUISITION
-------------------

In October 2012 the Company reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012 and final documents were signed on December 31, 2012. The Company has determined that control of the acquired assets changed hands on October 24, 2012, in accordance with ASC 805-10-25-6 the 13,487,363 shares were valued using the $0.08 per share closing price on that date for total purchase price consideration of $1,078,989. In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has finalized its purchase price allocation.


Tangible Assets                               $           -
Customer Lists                                       75,000
Software                                            255,000
Goodwill                                            748,989
                                              --------------
Total purchase price                          $   1,078,989
                                              ==============

NOTE 4. PRO FORMA FINANCIAL INFORMATION
---------------------------------------

The following unaudited consolidated pro forma information gives effect to the Netbloo acquisition (see Note 3) as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

                                         Nine Months Ended   Nine Months Ended
                                           March 31, 2013      March 31, 2012
                                             (Unaudited)        (Unaudited)
                                        ------------------- -------------------

Revenues                                $        1,446,085  $        1,344,512
Operating Expenses                               1,924,258           1,654,142
Other Income (Expense)                              13,429             (15,600)
                                        ------------------- -------------------
Loss from Continuing Operations                   (464,744)           (325,230)
Income (Loss) from Discontinued
 Operations                                         38,618             (10,806)
                                        ------------------- -------------------
Net Loss                                          (426,126)           (336,036)
Foreign Currency Translation Gain                        -              16,071
                                        ------------------- -------------------
Comprehensive Loss                      $         (426,126) $         (319,965)
                                        =================== ===================
Basic and Diluted Loss Per Share        $            (0.00) $            (0.00)
Weighted Average Shares Outstanding -
 Basic & Diluted                                86,987,648          88,007,611

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

                                                          Three Months Ended
                                                             March 31, 2012
                                                              (Unaudited)
                                                         --------------------

Revenues                                                 $           414,802
Operating Expenses                                                   466,514
Other Expense                                                         (3,179)
                                                         --------------------
Loss from Continuing Operations                                      (54,891)
Loss from Discontinued Operations                                     (4,637)
                                                         --------------------
Net Loss                                                             (59,528)
Foreign Currency Translation Loss                                     (7,549)
                                                         --------------------
Comprehensive Loss                                       $           (67,077)
                                                         ====================
Basic and Diluted Loss Per Share                         $             (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                                         88,007,611

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

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations for the Nine months ended March 31, 2013;

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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)


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

Results of Discontinued Operations for the

                                          Nine Months Ended    Nine Months Ended
                                            March 31, 2013       March 31, 2012
                                          -----------------    -----------------
Revenues                                  $              -     $              -
Operating expenses                                  11,455               14,556
Loss from operations                               (11,455)             (14,556)
Realized gain on marketable securities              35,645                    -
Unrealized gain on marketable securities            14,428                3,750
                                          -----------------    -----------------

Net (loss) income                         $         38,618     $        (10,806)
                                          =================    =================




                                          Three Months Ended  Three Months Ended
                                            March 31, 2013      March 31, 2012
                                          ------------------  ------------------
Revenues                                  $               -   $               -
Operating expenses                                    3,314               4,637
Loss from operations                                 (3,314)             (4,637)
Realized gain on marketable securities               35,645                   -
Unrealized gain on marketable securities             15,261                   -
                                          ------------------  ------------------

Net (loss) income                         $          47,592   $          (4,637)
                                          ==================  ==================


Assets and Liabilities of Discontinued Operations as of

                                                   March 31, 2013 June 30, 2012
                                                   -------------- -------------
ASSETS

Marketable securities                              $      41,198  $     95,625
                                                   -------------- -------------
Total assets of discontinued operations            $      41,198  $     95,625
                                                   ============== =============

LIABILITIES

Accounts payable                                   $      84,745  $     94,428
Accrued expenses                                          65,697        58,138
Notes payable                                            109,520       124,770
Due to related parties                                    66,321        97,420
                                                   -------------- -------------
Total liabilities of discontinued operations       $     326,283  $    374,756
                                                   ============== =============

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

Notes Payable

Included in liabilities of discontinued operations at March 31, 2013 and June 30, 2012 are $122,051 and $169,801 respectively (including $12,031 and $45,031 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the nine months ended March 31, 2013 and March 31, 2012 the Company incurred interest expense on notes payable of $9,960 and $12,729 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

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

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 was amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 was amended to $254,260 AUD. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal year ending June 30, 2012 and nothing has been accrued in the March 31, 2013 financial statements, since the proportionate amount to reach the bonus for the fiscal year ending June 30, 2013 was not earned.

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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

contracts may have been a liability of the Company. The parties acknowledged that the effective date of the agreements relates back to the contractual relationship between the parties.

Beginning July 1, 2011, the Company paid Marillion $2,500 AUD ($2,605 USD at March 31, 2013) per month to cover office related expenses which is included in operating expenses.

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

On October 11, 2012, Henry Pinskier, a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the three and nine month periods ending March 31, 2013, the Company recorded $12,382 and $64,432 respectively in expense for the option which is reflected as Directors' Fees in the supplemental schedule of operating expenses (see Note 12).

On October  11,  2012,  Theodore A.  Greenberg,  Chief  Financial  Officer and a
Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the three and nine month periods ending March 31, 2013, the Company recorded $12,382 and $64,432 respectively in expense for the option which is included in Officer's Salary in the supplemental schedule of operating expenses (see Note 12).

At June 30, 2012, due to related parties mainly includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $9,815 due to Raine Ventures under its contractor agreement and $321,000 due to Theodore A. Greenberg for compensation.

At March 31, 2013, due to related parties mainly included $266,721 due to Jesselton, which consists of $158,721 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $25,000 due to Netbloo under its contractor agreement, $5,290 due to Marillion under its contractor agreement, $1,409 due to Raine Ventures under its contractor agreement and $471,000 due to Theodore A. Greenberg for compensation.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

NOTE 8. PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consists of the following:

                                                 March 31, 2013   June 30, 2012
                                                 --------------   -------------
Computer and Audio Visual Equipment              $      449,164   $     437,659
Office equipment and Improvements                        68,859          68,859
                                                 --------------   -------------
                                                        518,023         506,518
Less accumulated depreciation and amortization         (491,809)       (472,418)
                                                 --------------   -------------
                                                 $       26,214   $      34,100
                                                 ==============   =============

Depreciation expense was $19,391 for the nine months ended March 31, 2013 and $43,760 for the nine months ended March 31, 2012. Depreciation expense was $4,403 for the three months ended March 31, 2013 and $11,803 for the three months ended March 31, 2012.

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

NOTE 9. INTANGIBLE ASSETS
-------------------------

Intangible assets consists of the following:
                                                    March 31, 2013
                                                 --------------------
Customer Lists                                   $             75,000
Software                                                      255,000
                                                 --------------------
                                                              330,000
Less accumulated amortization                                 (27,500)
                                                 --------------------
                                                 $            302,500
                                                 ====================

Customer lists and software were acquired as part of the MagCast and Market Pro Max asset acquisitions in October 2012 and are being amortized over their estimated useful lives of five years. Amortization expense was $16,500 and $27,500 respectively for the three and nine months ended March 31, 2013 and none for the three and nine months ended March 31, 2012.

NOTE 10. INCOME TAXES
---------------------

As of June 30, 2012, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,130,600, which begin to expire in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations. The Company has filed all U.S. federal tax returns and has filed state and local tax returns due since the share transaction. The Company is in the process of filing State and local tax returns for Infinity from 2005-2009. The Company believes no material tax balance is due for all tax returns which have not yet been filed. The Company has not provided a tax benefit for the nine months ended March 31, 2013 and March 31, 2012 as it is not more likely than not that such benefit will be realized. All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed. Filed tax returns are subject to examination beginning with the period ended December 31, 2009.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

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

The Company classifies interest and penalties, if any, related to tax uncertainties as income tax expense. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended March 31, 2013. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 11. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

During the nine months ended March 31, 2013, the Company issued common stock as follows:

500,000 shares of common stock with a fair value of $45,000 to GHL Group, Ltd. for consulting services detailed in Note 7,

15,385 shares of common stock to a consultant as partial payment for services of $2,000,

13,487,363 shares of common stock with a fair value of $1,078,989 to Netbloo Media, Ltd. as consideration for purchase of 50% of the MagCast JV and Market Pro Max.

No common stock was issued during the nine months ended March 31, 2012.

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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)


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

On October 11, 2012, the Company's board of directors approved the Company's 2012 stock option plan (see Note 12) and grants of 3,000,000 options to purchase the Company's common stock with an exercise price of $0.08 per share expiring on October 10, 2022. 1,500,000 of these options were granted to Theodore A. Greenberg, the Company's Chief Financial Officer and a Director of the Company and 1,500,000 of these options were granted to Henry Pinskier who joined the Company as a Director in October 2012 and became Chairman in January 2013.

NOTE 12 - STOCK BASED COMPENSATION PLANS
----------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $24,764 and $128,864 respectively for the three and nine months ended March 31, 2013. 3,000,000 options were granted in the period of which 1,000,000 vested January 1, 2013, 1,000,000 vest January 1, 2014 and 1,000,000 vest on January 1, 2015. The cost of options vesting January 1, 2013 was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

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

During the nine months ended March 31, 2013, Henry Pinskier, Chairman of the Company was issued an option exercisable for 1,500,000 shares of the Company's common stock and Theodore A. Greenberg, the Company's Chief Financial Officer and a Director, was issued an option exercisable for 1,500,000 shares of the Company's common stock. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended March 31, 2013:

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)


Risk-free interest rate                     0.67-0.88     %
Expected option life                      5.1-6.1 years
Expected volatility                       526.82-576.16   %
Expected dividend yield                        0.0        %

Further information relating to stock options is as follows:

                                                                    WEIGHTED
                                                    WEIGHTED        AVERAGE
                                     NUMBER         AVERAGE        REMAINING
                                       OF           EXERCISE        CONTRACT
                                     SHARES          PRICE        LIFE (YEARS)
                                 -----------------------------------------------
Outstanding options at 06/30/12           600,000        $ 0.70            6.22
Granted                                 3,000,000          0.08            9.50
Exercised                                       -             -               -
Forfeited/expired                               -             -               -
Outstanding options at 3/31/13          3,600,000          0.18            8.83

Exercisable on 3/31/13                  1,600,000          0.31            7.99

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $10,000 at March 31, 2013. Total intrinsic value of options exercised was $0 for the nine months ended March 31, 2013 as no options were exercised during this period.

At March 31, 2013, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.


NOTE 13. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                     Nine Months Ended       Nine Months Ended
                                       March 31, 2013          March 31, 2012
                                    --------------------    --------------------
Related Party Contractor Fees (1)   $           704,191     $          $611,673
Officer's Salary                                214,432                 150,000
Directors' Fees                                  64,432                       -
Independent Contractors                         297,175                 300,597
Commission Expense                              149,448                  49,704
Professional Fees                               128,851                 253,454
Travel Expenses                                  26,501                  23,406
Telephone and Data Lines                         69,904                  72,813
Other Operating Costs                           199,772                 190,677
                                    --------------------    --------------------

Total Operating Expenses            $         1,854,706     $         1,652,324
                                    ====================    ====================
--------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                  (UNAUDITED)

     for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, Netbloo which was the joint developer of the MagCast Publishing Platform and through March 1, 2012 included Jesselton, Ltd. which provided services to the Company including Clinton Carey serving as Chief Operating Officer of the Company.


                                    Three Months Ended      Three Months Ended
                                      March 31, 2013           March 31, 2012
                                    --------------------    --------------------


Related Party Contractor Fees (1)   $           233,292     $           191,331
Officer's Salary                                 62,382                  50,000
Directors' Fees                                  12,382                       -
Independent Contractors                         104,079                  89,275
Commission Expense                               30,301                   8,563
Professional Fees                                33,410                  44,524
Travel Expenses                                   4,140                   3,142
Telephone and Data Lines                         17,700                  16,670
Other Operating Costs                            71,884                  61,609
                                    --------------------    --------------------

Total Operating Expenses            $           569,570     $           465,114
                                    ====================    ====================
---------------------------------

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2012.

During the three months ended March 31, 2013, 30DC, Inc. recognized revenues of $378,168 from its operations compared to $401,436 during the three months ended March 31, 2012. Revenues of the Company were from the following sources during the three months ended March 31, 2013 compared to March 31, 2012.

                            Three Months Ended Three Months Ended Increase or
                              March 31, 2013     March 31, 2012   (Decrease)
                            ------------------ ------------------ -----------
Revenue
  Commissions               $          31,839  $          27,055  $    4,784
  Subscription Revenue                127,478            136,354      (8,876)
  Products and Services               213,351             38,324     175,027
  Seminars and Mentoring                5,500            199,703    (194,203)
                            ------------------ ------------------ -----------
   Total Revenues           $         378,168  $         401,436  $  (23,268)
                            ------------------ ------------------ -----------

The $8,876 decrease in subscription revenue was due to discontinuation of the Challenge Plus which had revenue of $9,405 in the three month period ended March 31, 2012. For the three months ended March 31, 2013 the Immediate Edge active subscriber base averaged 475 per month and for the three months ended March 31, 2012 the Immediate Edge active subscriber base averaged 485 per month.

The $175,027 increase in products and services revenue was primarily due to $196,468 in sales of the MagCast Publishing Platform during the quarter ended March 31, 2013, which was not yet launched in the quarter ended March 31, 2012.

The $194,203 decrease in seminars and mentoring income resulted from phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale. The Company started a new mentoring program in March 2013 on a trial basis with 11 customers paying for three months in advance of which the majority was deferred at March 31, 2013. The program did not continue after the trial period.

During the three months ended March 31, 2013, the Company incurred $569,570 in operational expenses compared to $465,114 during the three months ended March 31, 2012. Operational expenses during the three months ended March 31, 2013 and 2012, include the following categories:

                               Three Months Ended Three Months Ended Increase or
                                  March 31, 2013     March 31, 2012    Decrease
                               ------------------ ------------------ -----------
Accounting Fees                $         25,000   $         31,045   $   (6,045)
Credit Card Processing Fees              13,376             10,243        3,133
Commissions                              30,301              8,563       21,738
Independent Contractors                 104,079             89,275       14,804
Depreciation and Amortization            20,903             11,803        9,100
Directors Fees                           12,382                  -       12,382
Internet Expenses                        17,669             16,345        1,324
Legal Fees                                8,410             13,480       (5,070)
Officer's Salaries                       62,382             50,000       12,382
Related Party Contractors               233,292            191,331       41,961
Telephone and Data Lines                 17,700             16,670        1,030
Travel & Entertainment                    4,140              3,507          633
Other Operating Expenses                 19,936             22,852       (2,916)
                               ------------------ ------------------ -----------

Total Operating Expenses       $        569,570   $        465,114   $  104,456
                               ================== ================== ===========

The increase of $21,738 in commissions resulted from affiliate commissions due to the increase in products sold including the MagCast Publishing Platform in the March 2013 quarter compared to the March 2012 quarter.

The increase of $14,804 in independent contractors is primarily due to the approximately $26,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform offset by the reduction of two contractors in the 30 Day division who were paid a total of approximately $12,000 in the March 2012 quarter one of whom was strictly related to the Challenge Plus subscription product which has been discontinued.

The increase of $9,096 in depreciation and amortization is due to $16,500 in amortization of intangible assets from the asset acquisition in October 2012 offset by a decrease in depreciation of $7,400 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $12,382 in directors' fees is for the value of stock options issued to Henry Pinskier, a director of the Company a portion of which was expensed in the March 2013 quarter.

The increase of $12,382 in officer's salaries is for the value of stock options issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed in the March 2013 quarter.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $41,961 net increase results from $75,000 for Netboo which started in October 2012, $10,813 paid to GHL, Group, Ltd. in the March 2013 quarter offset by a decrease of $44,999 for Jesselton which is no longer a contractor to the Company.

During the three months ended March 31, 2013, the Company recognized a net loss from continuing operations of ($186,688) compared to a net loss of ($66,857) during the three months ended March 31, 2012. The increased loss of $119,831 was primarily due to the by the decrease in revenues of $23,268 and increase in operating expenses of $104,456.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2012.

During the nine months ended March 31, 2013, 30DC, Inc. recognized revenues of $1,430,327 from its operations compared to $1,324,567 during the nine months ended March 31, 2012. Revenues of the Company were from the following sources during the nine months ended March 31, 2013 compared to March 31, 2012.

                           Nine Months Ended Nine Months Ended Increase or
                             March 31, 2013   March 31, 2012   (Decrease)
                           ----------------- ----------------- -----------
Revenue
  Commissions              $        195,803  $        170,904  $   24,899
  Subscription Revenue              382,631           474,422     (91,791)
  Products and Services             619,309           201,208     418,101
  Seminars and Mentoring            232,584           478,033    (245,449)
                           ----------------- ----------------- -----------
   Total Revenues          $      1,430,327  $      1,324,567  $  105,760
                           ----------------- ----------------- -----------

The Company earns commissions for products sold by third parties to customers referred by the Company. The $24,899 increase in commission income during the nine months ended March 31, 2013 compared to the nine months ending March 31, 2012 was the result of commissions earned from a successful third party product which was new in 2012.

The 91,791 decrease in subscription revenue was primarily due to discontinuation of the Challenge Plus which had revenue of $63,510 in the nine month period ended March 31, 2012, a decrease in the Immediate Edge average monthly subscriber base to 461 from 473 for the nine months ended March 31, 2013 and 2012 respectively and a decrease in average monthly subscription revenue for Immediate Edge due to a promotion when Challenge Plus was discontinued.

The $418,101 increase in products and services revenue was due to $588,220 in sales of the MagCast Publishing Platform during the nine months ended March 31, 2013, which was not yet launched in the nine months ended March 31, 2012, offset by $190,793 of products and services revenue during the nine months ended March 31, 2012 from products that have been discontinued.

The $245,449 decrease in seminars and mentoring income resulted primarily from a decrease in the number of mentoring students as the program wound down and was phased out at the end of December 2012. The average number of active mentoring students for the nine months ended March 31, 2013 was 37 and for the nine months ended March 31, 2012 was an average of 79 mentoring students. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the nine months ended March 31, 2013, the Company incurred $1,854,706 in operational expenses compared to $1,652,324 during the nine months ended March 31, 2012. Operational expenses during the nine months ended March 31, 2013 and 2012, include the following categories:

                               Nine Months Ended  Nine Months Ended  Increase or
                                 March 31, 2013     March 31, 2012     Decrease
                               -----------------  -----------------  -----------
Accounting Fees                $         92,285   $        197,356   $ (105,071)
Credit Card Processing Fees              39,927             34,757        5,170
Commissions                             149,448             49,704       99,744
Independent Contractors                 297,175            300,597       (3,422)
Depreciation and Amortization            46,891             43,760        3,131
Directors Fees                           64,432                  -       64,432
Internet Expenses                        55,314             44,832       10,482
Legal Fees                               36,566             56,098      (19,532)
Officer's Salaries                      214,432            150,000       64,432
Related Party Contractors               704,191            611,673       92,518
Telephone and Data Lines                 69,904             72,813       (2,909)
Travel & Entertainment                   26,501             24,270        2,231
Other Operating Expenses                 57,640             66,464       (8,824)
                               -----------------  -----------------  -----------

Total Operating Expenses       $      1,854,706   $      1,652,324   $  202,382
                               =================  =================  ===========

The decrease of $105,071 in accounting fees was due to a delay in the audit for the Company's June 30, 2012 year-end and an increase in fees due to multiple filings during the nine months ended March 2012 covering a number of prior periods.

The increase of $99,774 in commissions resulted from affiliate commissions due to the increase in products sold including the MagCast Publishing Platform during the nine months ended March 2013 compared to the nine months ended March 2012.

The increase of $64,432 in directors' fees is for the value of stock options issued to Henry Pinskier, a director of the Company a portion of which was expensed during the nine months ended March 2013.

The increase of $10,482 in Internet expenses is due to an increase in storage and hosting fees related to the MagCast Publishing Platform which was launched in 2012.

The decrease in legal fees of $19,532 was from a decrease in SEC counsel costs due a delay in the Company filing its 10K for the year ended June 30, 2012 and multiple filings during the nine months ended March 2012.

The increase of $64,432 in officer's salaries is for the value of stock options issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed during the nine months ended March 2013.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $92,518 net increase primarily results from $150,000 for Netboo which started in October 2012, a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform, $27,313 paid to GHL, Group, Ltd. during the nine months ended March 2013 and 500,000 shares of common stock issued to GHL Group, Ltd. valued at $45,000 offset by a decrease of $176,262 for Jesselton which is no longer a contractor to the Company.

During the nine months ended March 31, 2013, the Company recognized a net loss from continuing operations of ($410,950) compared to a net loss of ($343,357) during the nine months ended March 31, 2012. The increased loss of $67,593 was primarily due to the increase in operating expenses of $202,382 offset by the increase in revenues of $105,760 and a reduction in foreign exchange loss of $15,568.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $167,060 at March 31, 2013 and the Company had a working capital deficit of $1,864,312. At July 31, 2013 the Company had a working capital deficit of approximately $1,880,000.To fund working capital in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, through a product re-launch which was just completed in August 2013 and an increase in monthly license subscriptions, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. During the year ended June 30, 2012 operating costs included significant amounts due to Netbloo under the collaborative arrangement which subsequent to the Company's acquisition of the other 50% of the collaborative arrangement from Netbloo are no longer owed.

Included in liabilities of discontinued operations at March 31, 2013 is $122,051 (including $12,031 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date. Approximately $30,000 of this amount has been repaid subsequent to March 31, 2013.

During the nine month period ended March 31, 2013, the Company used $897,174 in operating activities. During the nine month period ended March 31, 2012, operating activities provided the Company with $13,519. The increased use of funds of $910,693 was due to the increased operating loss and payments of accrued affiliate commissions and accrued collaborative arrangement commissions offset by collection of accounts receivable. Certain amounts which were in accrued expenses at June 30, 2012 are included in accounts payable at March 31, 2013 which is reflected in the change in accounts payable.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2013, the Company has a working capital deficit of approximately $1,864,000 and has accumulated losses of approximately $3,108,000 since its inception. At July 31, 2013 the Company had a working capital deficit of approximately $1,880,000. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at March 31, 2013 is $122,051 (including $12,031 in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                                            30DC, INC.
                                                   -----------------------------
                                                            Registrant



Dated: October 24, 2013                            By:/s/ Edward Dale
                                                   -----------------------------
                                                   Edward Dale
                                                   Principal Executive Officer
                                                   Chief Executive Officer
                                                   President


Dated: October  24, 2013                           By:/s/ Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg,
                                                   Principal Accounting Officer
                                                   Chief Financial Officer