Form 10-K
period 2013-06-30
30DC, INC.
filed 2013-12-23
CIK 1118974

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 2013
                                     Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _________ to _____________


                        Commission file number: 000-30999

                                   30DC, INC.
 ------------------------------------------------------------------------------
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

--------------------------------- -------  --------------------------- ---------
Large accelerated filer            [___]   Accelerated filer               [___]
--------------------------------- -------  --------------------------- ---------
Non-accelerated filer              [___]   Smaller reporting company       [_X_]
(Do not check if a smaller
 reporting company)
--------------------------------- -------  --------------------------- ---------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,119,552 as of December 31, 2012.

There were 87,413,464 shares outstanding of the registrant's Common Stock as of December 23, 2013.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1        Business                                                        4
ITEM 1 A.     Risk Factors                                                    10
ITEM 1 B.     Unresolved Staff Comments                                       16
ITEM 2        Properties                                                      16
ITEM 3        Legal Proceedings                                               17
ITEM 4        Mine Safety Disclosures                                         17

                                        PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder      17
              Matters and Issuer Purchases of Equity Securities
ITEM 6        Selected Financial Data                                         19
ITEM 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       19
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk      24
ITEM 8        Financial Statements and Supplementary Data                     24
ITEM 9        Changes in and Disagreements with Accountants on Accounting     25
              and Financial Disclosure
ITEM 9 A.     Controls and Procedures                                         25
ITEM 9 B      Other Information                                               26

                                        PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance         27
ITEM 11       Executive Compensation                                          31
ITEM 12 Security Ownership of Certain Beneficial Owners and Management 38 and Related Stockholder Matters
ITEM 13       Certain Relationships and Related Transactions, and Director
              Independence                                                    40
ITEM 14       Principal Accounting Fees and Services                          41

                                        PART IV

ITEM 15       Exhibits, Financial Statement Schedules                         42
SIGNATURES                                                                    43

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

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL
-------

THE FOLLOWING IS A SUMMARY OF SOME OF THE INFORMATION CONTAINED IN THIS DOCUMENT. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "WE," "US," "OUR," "30DC," OR THE "COMPANY" ARE TO 30DC, INC. UNLESS OTHERWISE INDICATED ALL AMOUNTS ARE UNITED STATES DOLLARS.

30DC, INC. F/K/A INFINITY CAPITAL GROUP, INC.
---------------------------------------------

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

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo is considered a collaborative arrangement. The Company was deemed the principal participant and recorded all revenue under the JV Agreement on a gross basis with the 50% of revenue due Netbloo, net of affiliate commissions and other allowable costs, recorded as commission expense.

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

Challenge participants become part of 30DC's base of customers to whom products and services are marketed. Offerings include:

o    subscription products ranging in price from $30 - $100 per month,
o    individual courses covering a range of topics such as valuing web sites,
o    MagCast, and
o    one to one mentoring and private business consulting programs.

30DC also generates revenue by promoting third party internet marketing products and services to its base of customers during and after the Challenge.

To expand the market for its products 30DC began a more comprehensive program of selling through affiliate marketing relationships during the year ended June 30, 2012. Approximately one-third of revenues were generated through affiliate sales during the year ended June 30, 2012. During the year ended June 30, 2013 the Company did not offer a full launch sale for the MagCast and affiliate sales were approximately one-fifth of revenue. Affiliates promote 30DC's products to their own customer base and receive a commission from 30DC as a percentage of gross revenue which varies by product and subscription from 20% to 50%. For the MagCast launch during the year ended June 30, 2012, the Company focused on affiliates with large customer bases by conducting private webinars to promote sales to individual affiliate groups of customers. During the fiscal year ended June 30, 2013, 30DC sold MagCast direct to the Company's internal customer list and through webinars and conferences to individual affiliate groups of customers. Subsequent to June 30, 2013, the Company offered a full sale re-launch of MagCast during which approximately 75% of sales were through affiliate relationships.

To expand the number of products the Company sells and services it offers while limiting its upfront investment, 30DC developed collaborative arrangement product development relationships. In a typical collaborative arrangement, the cost and human resources devoted to product development will be borne by the collaborative arrangement partner and 30DC will provide marketing, sales, customer training and support. For example, with MagCast Publishing Platform the idea was jointly developed and Netbloo oversaw product development with input from 30DC. Revenue generated from a collaborative arrangement is split 50-50 after allowed costs such as affiliate commissions and processing fees. In addition to marketing and the other responsibilities noted above, 30DC manages the financial aspect of sales; managing merchant processor relationships, collecting funds and issuing refunds. The Company records all sales proceeds as gross revenue with payment to the collaborative arrangement partner reflected as a cost in operating expenses. As noted above, in October 2012 30DC reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and at that point in time, MagCast ceased to be a collaborative arrangement.

BUSINESS DIVISIONS

THE 30 DAY CHALLENGE
--------------------

OVERVIEW

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

The growth in participants has resulted in a targeted community to which the 30 Day markets products and services such as individual content specific courses, third party products, one to one mentoring and consulting and most recently the MagCast which was launched in May 2012. As a third party affiliate, 30 Day Challenge earns commissions ranging between 20% and 75% on sales of internet marketing products and services. Specific products include the Dominiche `Buying and Selling Websites' instruction program ("Dominiche"), Online Local Hero instruction program and the Marillion Project which includes intensive consulting and training for up to $10,000 per year.

MagCast resulted from the collaboration of 30DC and Netbloo, an existing Marillion Project customer of the Company, at the time, and fits the model of joint venture product development with limited cost and risk to the Company. MagCast is also an example of a product which is relevant to the Company's historical internet marketing customer base but is also of interest to a much broader audience and thereby increases the potential number of customers. Since the Challenge originated, 30DC has marketed third party products for a number of other producers of information products for the internet marketing industry and for service providers to internet-based businesses such as hosting companies. 30DC has developed a working relationship with a number of these companies that they are now serving as affiliates for 30DC by marketing 30DC's products to their own customer bases.

In May 2012, the Company signed a joint venture agreement ("JV Agreement") with Netbloo for MagCast which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products.

In October 2012, the Company reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment. The contractor agreement was effective October 1, 2012 and final documents were signed on December 31, 2012.

MagCast has a dedicated development team which does a combination of software maintenance and development of new product features. Initially Apps created using MagCast were only available to our customers readers in Apple I-Pad devices. MagCast Version 4 released in June 2013 included a version designed to be read on I-Phones which increased the potential audience for our customers from 150 million to 650 million.

30 DAY TECHNOLOGY AND INTELLECTUAL PROPERTY

30 Day employs proprietary technologies to support the viral growth of the community and membership numbers and to support sales of proprietary and third party products. The platform includes a significant amount of self-designed and developed content and software/code solutions for both internal and subscriber use. The free Challenge program has been taped and the video content had been distributed to a hosted platform (YouTube) to widen the awareness of the Company and to increase the potential for search engine optimization (leading to better search engine rankings) and ultimately increased website traffic.

The intellectual property of 30 Day includes the Challenge community database, containing nearly 100,000 contacts with interests in internet marketing and e-commerce topics, the content library developed over the past six years and multiple web sites including the principal web site of the Challenge which is www.Challenge.co.

MagCast is a cloud-based service to create an application ("App") to publish a digital magazine and includes executive training modules. The software code, domain names and websites to operate MagCast and the executive training modules are all proprietary to 30DC. The Company has filed a trademark application for the name MagCast.

THE IMMEDIATE EDGE
------------------

OVERVIEW

Immediate Edge ("Immediate") provides a subscription-based Internet education program offering high-end internet marketing instruction and strategies for online commerce practitioners. Such education includes advice on selling digital products and services, how to run membership sites, affiliate management systems, rewards programs and search engine optimization among other services. Immediate also generates revenue from standalone products and affiliate marketing of targeted third-party products to its customer base.

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

GROWTH OPPORTUNITIES

The Challenge affords Immediate Edge with a platform for reaching new subscribers. The Immediate Edge subscription product is promoted to the 30 Day community as a service for online business operators who have gone beyond the initial stage of learning, wanting to take their business to the next level and wanting to stay on-top of trends and ensure their Internet marketing strategies employ the latest tools and techniques. Immediate also runs $1 for one week trial subscriber promotions throughout the year to attract new subscribers.

MagCast was launched in May 2012 and targeted our potential customers who want to market to the growing base of Apple I-Pad users. MagCast Version 4 released in June 2013 included a version designed to be read on I-Phones which increased the potential audience for our potential customers to reach from 150 million to 650 million potential customers. MagCast has initially been sold to the Company's historical and existing customer base. The Company believes there is strong future growth to additional customers in the internet marketing industry as well as to customers in new market segments. During the year ended June 30, 2012, the Company started generating revenue through affiliate marketing relationships and during this same period approximately 50% of the MagCast sales were through affiliates.

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

With the May 2012 launch of the MagCast Publishing Platform, the Company has begun selling products which are applicable not only to its historical customer base in the internet marketing industry but to a much wider audience of potential customers. Anyone looking to market to the growing number of Apple I-Pad and I-Phone users is a potential customer for MagCast. According to Apple Inc.'s financial statements, sales of which now exceed 650 million. To penetrate this market, the Company initially launched MagCast by selling through affiliate arrangements with other marketing companies that have introduced MagCast to their customer bases through custom webinars and bonus products specifically tailored to the target audience. The majority of MagCast customers are self-publishers who have never previously published a magazine. MagCast provides substantial training modules and offers additional services to help new publishers succeed. The training and services help a customer to publish their magazine and with marketing to attract subscribers.

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

There are a number of competitors for the Company's MagCast product including software companies who sell do it yourself products and competitors with similar cloud-based offerings as the Company. The Company sees the market for digital publishing consisting of a number of segments including large companies with sizable internal resources, the historical non-digital publishing market and smaller entrepreneurial businesses. The largest and most well-known competitor is Adobe Systems, Inc. (Nasdaq trading symbol ADBE) which offers Digital Publishing Suite and the Company believes is marketed toward large companies with sizable internal resources and frequently looking to migrate an existing print publication into a digital format. The Company believes MagCast can be a dominant product for the entrepreneurial market, including Internet self-publishers and other creators of user generated content and believes its executive training modules and support are key selling points to customers who have limited resources. Additionally, the Company believes its affiliate marketing network is a valuable competitive advantage in reaching potential customers and utilizes the Company's historical marketing expertise.

INTELLECTUAL PROPERTY

The Company's recorded and unrecorded assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists, copyrights and trademarks. We do not hold any patents or patent applications.

The Company holds the following Trademark Applications:

                    TRADEMARK
   FILED        APPLICATION NUMBER     TRADEMARK                STATUS
-------------- -------------------- -------------- -----------------------------
United States        85-647,512       MAGCAST APP   Notice of Publication Issued

EMPLOYEES

As of June 30, 2013, we had approximately 14 employees and contractors. Our employees and contractors are located both in the United States and in our offshore offices.

ITEM 1A. RISK FACTORS
---------------------

                  RISKS RELATING TO OUR BUSINESS AND STRUCTURE

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
------------------------------------------

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

GOING CONCERN

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2013, the Company has a working capital deficit of approximately $1,841,000 and has accumulated losses of approximately $3,143,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base.

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

As a public reporting company we are required to meet the filing requirements of the SEC. We estimate accounting and legal expenses on an annualized basis to be approximately $150,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject to comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. During the last two years, we have been unable to meet our filing requirements on a timely basis. If we continue to be unable to meet our filing requirements or are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

WE ARE HIGHLY DEPENDENT ON THE SERVICES OF KEY PERSONNEL.

Our success depends and will depend on the efforts and abilities of Edward Dale, our President, Chief Executive Officer and a Director, Dan Raine, our Executive VP of Business Development and Netbloo Media, Ltd., a contractor that co-developed MagCast. The loss of any of them would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

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

WE RELY ON PROPRIETARY RIGHTS.

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

WE HAVE AGREED TO INDEMNIFY OUR OFFICERS AND DIRECTORS AGAINST LAWSUITS.

Our operating subsidiary is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a new lease effective March 2011 for twelve months which was renewed in March 2013 for twelve months. The lease is non-cancellable with a minimum monthly payment of $99 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended June 30, 2013 and 2012 was approximately $1,188 and $1,393, respectively.

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

ITEM 4.  MINE AND SAFETY DISCLOSURES
------------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

The Company's common stock is presently traded over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc. Our trading symbol is "TDCH."

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended June 30, 2013 and 2012. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET INFORMATION

FISCAL YEAR ENDED JUNE 30, 2013:               HIGH               LOW
                                            -----------      -----------
Quarter Ended September 30, 2012               $0.10            $0.05
Quarter Ended December 31, 2012                $0.15            $0.06
Quarter ended March 31, 2013                   $0.15            $0.05
Quarter ended June 30, 2013                    $0.09            $0.01


FISCAL YEAR ENDED JUNE 30, 2012:               HIGH              LOW
                                            -----------      -----------
Quarter Ended September 30, 2011               $0.60            $0.17
Quarter Ended December 31, 2011                $0.53            $0.29
Quarter Ended March 31, 2012                   $0.36            $0.13
Quarter Ended June 30, 2012                    $0.25            $0.10

HOLDERS

As of June 30, 2013, the Company had approximately 134 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We made unregistered sales and issuances of our securities during the years ended June 30, 2013 and 2012 as follows.

During the year ended June 30, 2013, the Company issued common stock and stock options as follows:

                      TITLE OF                                      CLASS OF
 DATE OF PURCHASE    SECURITIES     NO. OF SHARES   CONSIDERATION   PURCHASER
------------------ --------------- --------------- --------------- -------------

July 15, 2012       Common Stock        500,000        $45,000       Director*

October 11, 2012    Stock Options     1,500,000         $-0-         Director

October 11, 2012    Stock Options     1,500,000         $-0-    Officer/Director

October 24, 2012    Common Stock     13,487,363     $1,078,989       Affiliate

November 20, 2012   Common Stock         15,385         $2,000        Vendor

June 26, 2013       Common Stock         55,770        $14,500        Vendor

*Issued to GHL, Ltd. whose President, Gregory Laborde, is a director of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

30DC, Inc. did not repurchase any shares of its common stock during the years ended June 30, 2013 and 2012.

During the year ended June 30, 2012, the Company did settle payments exceeding the amount due under the Marillion Partnership contractor agreement through the return by Marillion of 1,591,827 of the Company's common shares and such shares have been canceled.

                      TITLE OF                                      CLASS OF
 DATE OF PURCHASE    SECURITIES     NO. OF SHARES   CONSIDERATION   PURCHASER
------------------ --------------- --------------- --------------- -------------
June 28, 2012       Common Stock      1,591,827       $159,183      Affiliate

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 10 AND ELSEWHERE IN THIS REPORT.

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

In May of 2012 the Company signed a JV Agreement with Netbloo for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company is responsible for marketing, sales and administration and Netbloo is responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commissions of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo was considered a collaborative arrangement. The Company was deemed the principal participant and recorded all revenue under the JV Agreement on a gross basis with the 50% of revenue due Netbloo, net of affiliate commissions and other allowable costs, recorded as commission expense.

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

The Company has been developing and selling its own products and by doing such work itself has been reducing operating costs. As part of the cost reduction efforts, effective February 1, 2012 the Company consolidated its two subscription products; the Immediate Edge and Challenge Plus into a single continuing product under the name Immediate Edge. Resources and marketing efforts for subscriptions are now exclusively for the Immediate Edge. The Company expects future growth to come from new products which are developed internally or through joint venture arrangements. There can be no assurance new products will be developed and if developed there can be no assurance that new products will produce significant revenue.

During the year ended June 30, 2013, the Company released new versions of existing products, developed new products and continued to identify potential others. In June 2013, the Company released MagCast version 4 which among other new features allows customers to offer readers a magazine optimized for the I-Phone which expands the potential target audience for our customers' digital publications from 150 million to 650 million potential readers, based upon Apple Inc.'s statistics.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $164,634 at June 30, 2013 and the Company had a working capital deficit of $1,840,688. At November 30, 2013, the Company had a working capital deficit of approximately $1,323,000; the approximately $517,000 reduction in working capital deficit reflects approximately $270,000 in accounts receivable, net of affiliate commissions payable, from the August 2013 MagCast re-launch, approximately $106,000 in liabilities satisfied by issuance of Company stock, approximately $50,000 in forgiveness of debt and approximately $100,000 in payments toward outstanding liabilities.

To fund working capital during the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue. The Company expects increased revenue from further sales of MagCast Publishing Platform, including a re-launch sale in the first quarter which will be primarily through affiliates, and marketing to customers outside it's historical customer base with the goal of recurring revenue through monthly licenses, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines.

Included in liabilities of discontinued operations at June 30, 2013 is $102,051 (including $31 included in due to related parties) in notes payable plus related accrued interest that are in default for lack of repayment by their due date. Approximately $42,000 of this amount has been paid or settled for stock subsequent to June 30, 2013.

During the year ended June 30, 2013, the Company used $873,510 in operating activities. During the year ended June 30, 2012, operating activities provided the Company with $1,033,204. The decrease of $1,906,714 in funds provided from operating activities was due to a number of factors. For the year ended June 30, 2013 the Company suffered a loss of $407,642 compared to a gain of $32,207 during the year ended June 30, 2012. During the year ended June 30, 2012, the Company had an increase in accrued expenses and refunds of $865,447 while during the year ended June 30, 2013 the Company had a decrease in accrued expenses and refunds of $819,976 which was primarily the payment of expenses accrued at June 30, 2012. During the year ended June 30, 2013 deferred revenue decreased by $202,341 more than the year ended June 30, 2012 due to the end of the Company's historical mentoring program. Offsetting factors include $200,629 during the year ended June 30, 2013 for noncash expense for equity based compensation to non-employees and employees and an a decrease of $129,990 in accounts receivable during the year ended June 30, 2013 compared to an increase of $156,104 in accounts receivable during the year ended June 30, 2012.

During the years ended June 30, 2013 and June 30, 2012 no funds were provided by or used for financing activities.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2013, the Company has a working capital deficit of approximately $1,841,000 and has accumulated losses of approximately $3,143,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2013 COMPARED TO THE YEAR ENDED JUNE 30, 2012

During the year ended June 30, 2013, the Company recognized revenues of $1,973,072 from its operations compared to $2,916,341 during the year ended June 30, 2012. Revenues of the Company were from the following sources during the year ended June 30, 2013 compared to June 30, 2012.


                             Year Ended     Year Ended     Increase or
                           June 30, 2013   June 30, 2012   (Decrease)
                          --------------- --------------- -------------
Revenue
  Commissions             $      255,374  $      203,188  $     52,186
  Subscription Revenue           516,867         609,951      (93,084)
  Products and Services          940,747       1,486,719     (545,972)
  Seminars and Mentoring         260,084         616,483     (356,399)
                          --------------- --------------- -------------
   Total Revenues         $    1,973,072  $    2.916,341  $  (943,269)
                          --------------- --------------- -------------

The Company has made a strategic decision to be more product and less services focused. While profitable, the Company's historic mentoring program was labor intensive and the Company did not believe this could be scaled much further.

Commission revenue is opportunistic based upon product promotions by third parties the Company has a relationship with. During the year ended June 30, 2013, approximately 70% of affiliate commissions were earned from one third party whose products were sold to the Company's customers and was responsible for the $52,186 increase in commissions.

The $93,084 decrease in subscription revenue was due to discontinuance of the Company's Challenge Plus subscription product in February 2012 and a decrease in subscribers for the Immediate Edge which averaged 462 subscribers per month for the year ended June 30, 2013 and averaged 477 subscribers per month for the year ended June 30, 2012. When Challenge Plus was discontinued, company resources were consolidated to focus on the Immediate Edge and some costs were eliminated.

The $545,972 decrease in products and services revenue was primarily due to the timing of the re-launch promotion of the MagCast Publishing Platform. MagCast was launched in May 2012 and generated revenue of 1,239,371 during the year ended June 30, 2012, the majority of which was from a major sales launch promotion in June 2012.

The $356,399 decrease in seminars and mentoring income resulted primarily from a decrease in the number of mentoring students as the program wound down and was phased out at the end of December 2012. The average number of active mentoring students for the year ended June 30, 2013 was 28 and for the year ended June 30, 2012 was an average of 79 mentoring students. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the year ended June 30, 2013, the Company incurred $2,461,574 in operational expenses compared to $2,843,294 during the year ended June 30, 2012. Operational expenses during the years ended June 30, 2013 and 2012, include the following categories:

                                 Year Ended        Year Ended       Increase or
                               June 30, 2013     June 30, 2012       Decrease
                              ---------------- ------------------ --------------
Accounting Fees               $       129,785  $       207,324       (77,539)
Credit Card Processing Fees            57,392           73,746       (16,354)
Commissions                           210,331          833,449      (623,118)
Independent Contractors               394,230          370,284        23,946
Depreciation and Amortization          67,280           53,701        13,579
Directors Fees                         76,814                -        76,814
Internet Expenses                      73,513           59,274        14,239
Legal Fees                             53,832           84,571       (30,739)
Officer's Salaries                    276,814          200,000        76,814
Related Party Contractors             936,694          753,428       183,266
Telephone and Data Lines               81,524           90,766        (9,242)
Travel & Entertainment                 32,214           31,225           989
Other Operating Expenses               71,151           85,526       (14,375)
                              ---------------- ----------------- --------------

Total Operating Expenses      $     2,461,574  $     2,843,294   $  (381,720)
                              ================ ================= ==============
013fThe decrease of $77,539 in accounting fees was due to a delay in the audit for the Company's June 30, 2012 year-end and an increase in fees due to multiple filings during the year ended June 30, 2012 covering a number of prior periods.

The $16,354 decrease credit card processing fees is due to the $545,972 decrease in products and services revenue. Credit card processing fees vary based upon the card used by a customer and are higher for sales to customers outside the United States.

The increase of $623,118 decrease in commissions is primarily due to two factors. Due to the acquisition of the balance of the MagCast JV from Netbloo, effective October 1, 2012 there was no longer a collaborative arrangement. During the year ended June 30, 2012 $444,939 in commissions were recorded for the collaborative arrangement, during the year ended June 30, 2013 $28,933 in commissions were recorded under the collaborative arrangement until it ended. Affiliate commissions decreased $203,968 during the year ended June 30, 2013 due to the $545,972 decrease in products and services revenue. Commissions are paid to affiliates for sales referrals which led directly to a sale and commissions were paid to collaborative arrangement partners who worked with the Company in developing the products which the Company marketed and sold.

The increase of $23,946 in independent contractors is primarily due to the approximately $87,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform offset by the reduction of two contractors in the 30 Day division who were paid a total of approximately $50,000 during the year ended June 30, 2012 one of whom was strictly related to the Challenge Plus subscription product which has been discontinued and the reduction of a contractor in the Immediate Edge division who was paid approximately $17,000.

The increase of $13,579 in depreciation and amortization is due to $44,000 in amortization of intangible assets from the asset acquisition in October 2012 offset by a decrease in depreciation of $30,421 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $76,814 in directors' fees is for the value of stock options issued to Henry Pinskier, a director of the Company a portion of which was expensed during the year ended June 30, 2013.

The increase of $14,239 in Internet expenses is due to an increase in storage and hosting fees related to the MagCast Publishing Platform which was launched in May 2012.

The decrease of $30,739 in legal fees was from a decrease in SEC counsel costs due a delay in the Company filing its 10K for the year ended June 30, 2012 and multiple filings during the year ended June 30, 2012.

The increase of $76,814 in officer's salaries is for the value of stock options issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed during the year ended June 30, 2013.

Related Party Contractor Fees consist of payments to Marillion Partnership, Raine Ventures, LLC and through March 1, 2012, Jesselton, Ltd. under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer, Dan Raine acting as 30DC's Vice President of Business Development and Clinton Carey acting as 30DC's Chief Operating Officer respectively as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $183,266 net increase primarily results from $225,000 for Netboo which started in October 2012, a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform, $36,313 paid to GHL, Group, Ltd. during the year ended June 30, 2013 and 500,000 shares of common stock issued to GHL Group, Ltd. valued at $45,000 offset by a decrease of $176,262 for Jesselton which is no longer a contractor to the Company.

During the year ended June 30, 2013, the Company recognized a net loss from continuing operations of $475,075 compared to a net income of $54,285 during the year ended June 30, 2012. The net negative change of $529,360 was a primarily the result of the $943,269 decrease in revenues and $381,720 decrease in operational expenses during the period shown above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of 30DC, Inc. for the years ended June 30, 2013 and 2012 appear as pages F-1 through F-25.

           30DC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

                                      INDEX


    Page F-3       Report of Independent Registered Public Accounting Firms

    Page F-5       Consolidated Balance Sheets

    Page F-6       Consolidated Statements of Operations

    Page F-7 Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

    Page F-8       Consolidated Statements of Cash Flows

    Page F-9       Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
30DC, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of 30DC, Inc. and its subsidiaries (collectively the "Company") as of June 30, 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC, Inc. and its subsidiaries as of June 30, 2013 and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operation and has a working capital deficit as of June 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
December 23, 2013

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of 30DC Inc.

We have audited the accompanying consolidated balance sheet of 30DC Inc. and its Subsidiary (collectively the "Company") as of June 30, 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC Inc. and its Subsidiary as of June 30, 2012, and the consolidated results of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and stockholders' deficiency as of June 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
June 3, 2013

                                                 30DC, INC. AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS
                                                                                         June                  June
                                                                                       30, 2013              30, 2012
                                                                                    ----------------    -------------------
Assets

Current Assets
         Cash and Cash Equivalents                                                  $       116,650     $        1,031,167
         Restricted Cash                                                                     47,984                      -
         Accrued Commissions Receivable                                                      32,035                 15,805
         Accounts Receivable                                                                 26,114                156,104
         Prepaid Expenses                                                                     3,648                      -
         Assets of Discontinued Operations                                                   72,458                 95,625
                                                                                    ----------------    -------------------

                Total  Current Assets                                                       298,889              1,298,701

Property and Equipment, Net                                                                  23,045                 34,100
Intangible Assets, Net                                                                      286,000                      -
Goodwill                                                                                  2,252,849              1,503,860
                                                                                    ----------------    -------------------

                Total Assets                                                        $     2,860,783     $        2,836,661
                                                                                    ================    ===================
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

         Accounts Payable                                                           $       514,294     $          581,775
         Accrued Expenses and Refunds                                                       374,219                494,603
         Accrued Commissions Expense                                                              -                699,592
         Deferred Revenue                                                                    23,649                244,378
         Due to Related Parties                                                             924,057                606,827
         Liabilities of Discontinued Operations                                             303,358                374,756
                                                                                    ----------------    -------------------
                Total Current Liabilities                                                 2,139,577              3,001,931
                                                                                    ----------------    -------------------
                Total Liabilities                                                         2,139,577              3,001,931
                                                                                    ----------------    -------------------
Stockholders' Equity (Deficiency)

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                     -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                86,986,939 and 72,928,421 issued and outstanding respectively                86,987                 72,928
         Paid in Capital                                                                  3,880,469              2,600,410
         Accumulated Deficit                                                             (3,143,392)            (2,735,750)
         Accumulated Other Comprehensive Loss                                              (102,858)              (102,858)
                                                                                    ----------------    -------------------

                Total Stockholders' Equity (Deficiency)                                     721,206               (165,270)
                                                                                    ----------------    -------------------

Total Liabilities and Stockholders' Equity (Deficiency)                             $     2,860,783     $        2,836,661
                                                                                    ================    ===================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                           30DC, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                              YEARS ENDED JUNE 30,

                                                                                2013                2012
                                                                           ---------------    -----------------
Revenue

        Commissions                                                        $       255,374    $         203,188
        Subscription Revenue                                                       516,867              609,951
        Products and Services                                                      940,747            1,486,719
        Seminars and Mentoring                                                     260,084              616,483
                                                                           ---------------    -----------------

                  Total Revenue                                                  1,973,072            2,916,341

Operating Expenses                                                               2,461,574            2,843,294
                                                                           ---------------    -----------------

Operating Income (Loss)                                                           (488,502)              73,047

Other Income (Expense)

        Forgiveness of Debt                                                         13,461                    -
        Foreign Currency Transaction Loss                                              (34)             (18,762)
                                                                           ---------------    -----------------

                  Total Other Income (Expense)                                      13,427              (18,762)
                                                                           ---------------    -----------------

Income (Loss) From Continuing Operations                                          (475,075)              54,285

Income (Loss) From Discontinued Operations                                          67,433              (22,078)
                                                                           ---------------    -----------------

Net Income (Loss)                                                                 (407,642)              32,207

Foreign Currency Translation Gain                                                        -               18,064
                                                                           ---------------    -----------------

Comprehensive Income (Loss)                                                $      (407,642)   $          50,271
                                                                           ===============    =================

Weighted Average Common Shares Outstanding
Basic                                                                           82,657,326           74,511,549
Diluted                                                                         82,657,326           74,511,549
Income (Loss) Per Common Share  (Basic and Diluted)
     Continuing Operations                                                 $         (0.01)   $            0.00
     Discontinued Operations                                                          0.00                (0.00)
Net Income (Loss) Per Common Share                                         $         (0.00)   $            0.00

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      30DC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                            ACCUMULATED                    TOTAL
                                                                                              OTHER                    STOCKHOLDERS'
                                                     COMMON STOCK           ADDITIONAL    COMPREHENSIVE   ACCUMULATED     EQUITY
                                                 SHARES       PAR VALUE   PAID IN CAPITAL INCOME (LOSS)     DEFICIT    (DEFICIENCY)
                                               -------------- ----------- --------------- -------------  ------------- ------------
Balance - June 30, 2011                           74,520,248  $ 74,520    $ 2,758,001     $ (120,922)    $(2,767,957)  $   (56,358)

      Net Income                                           -           -            -              -          32,207        32,207

      Foreign currency translation                         -           -            -         18,064               -        18,064

      Settlement of Excess Payment to
       Related Party                              (1,591,827)     (1,592)    (157,591)             -               -      (159,183)
                                               -------------- ----------- --------------- -------------  ------------- ------------

Balance - June 30, 2012                           72,928,421    $ 72,928   $2,600,410     $ (102,858)    $(2,735,750)  $  (165,270)

      Net Loss                                             -           -            -              -        (407,642)     (407,642)

      Netbloo Asset Acquisition                   13,487,363      13,487    1,065,502                                    1,078,989

      Issuance of Common Stock to
       Non-Employees                                 515,385         516       46,484              -               -        47,000

      Issuance of Stock Options to Employees                                  153,629              -               -       153,629

      Issuance of Common Stock to Settle
       Liabilities                                    55,770          56       14,444              -               -        14,500
                                               -------------- ----------- --------------- -------------  ------------- ------------

Balance - June 30, 2013                           86,986,939  $   86,987  $ 3,880,469     $ (102,858)    $(3,143,392)  $   721,206
                                               ============== =========== =============== =============  ============= ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                             30DC, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         Year Ended
                                                                                 June 30,            June 30,
                                                                                   2013                2012
                                                                              --------------    -----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                         $    (407,642)    $         32,207
    (Gain) Loss From Discontinued Operations                                        (67,433)              22,078

     Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided By (Used In) Operating Activities
        Depreciation and Amortization                                                67,280               53,701
        Equity Based Payments To Non-Employees                                       47,000                    -
        Equity Based Payments To Employees                                          153,629                    -
        Gain on Debt Forgiveness                                                    (13,461)                   -

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                             (47,984)
        Accrued Commissions Receivable                                              (16,230)              23,561
        Accounts Receivable                                                         129,990             (156,104)
        Prepaid Expenses                                                             (3,648)                   -
        Due From Related Party (Note 7)                                                   -             (159,183)
        Accounts Payable                                                            (39,520)              25,819
        Accrued Expenses and Refunds                                               (120,384)             197,825
        Accrued Commissions Expense                                                (699,592)             667,622
        Deferred Revenue                                                           (220,729)             (18,388)
        Due to Related Parties                                                      317,230              344,066
                                                                              --------------    -----------------
                  Net Cash Provided by (Used in) Operating Activities              (921,494)           1,033,204
                                                                              --------------    -----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                         (12,225)              (7,118)
                                                                              --------------    -----------------
                  Net Cash Used in Investing Activitities                           (12,225)              (7,118)
                                                                              --------------    -----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                         19,202              (24,971)
                                                                              --------------    -----------------
                  Net Cash Provided by (Used in) Discontinued Operations             19,202              (24,971)
                                                                              --------------    -----------------

Effect of Foreign Exchange Rate Changes on Cash                                           -               (3,738)
                                                                              --------------    -----------------

Increase (Decrease) in Cash and Cash Equivalents                                   (914,517)             997,377
Cash and Cash Equivalents - Beginning of Period                                   1,031,167               33,790
                                                                              --------------    -----------------

Cash and Cash Equivalents - End of Period                                     $     116,650     $      1,031,167
                                                                              ==============    =================

Supplemental Disclosures of Non Cash Financing Activity

Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for:
        Interest                                                               $      3,666      $         5,036
        Income taxes                                                                  1,236                1,736

Common Stock Issued for Asset Acquisition

        Customer Lists                                                         $     75,000      $             -
        Software                                                                    255,000                    -
        Goodwill                                                                    748,989                    -

Common Stock Issued to Settle Liabilities                                      $     14,500      $             -

Common Stock Surrendered to Settle Related Party Liability (See Note 7)        $          -      $       159,183

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013


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

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo is considered a collaborative arrangement. The Company was deemed the principal participant and recorded all revenue under the JV Agreement on a gross basis with the 50% of revenue due Netbloo, net of affiliate commissions and other allowable costs, recorded as commission expense.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013


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

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2013 and 2012, the Company has a working capital deficit of approximately $1,841,000 and $1,703,000, respectively, and has accumulated losses of approximately $3,143,400 and $2,736,000, respectively, since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents.

The vendor which processes the Company's credit card sales requires that 10% of sales be maintained in a reserve account on a rolling six month basis. The $47,984 amount held in the reserve account at June 30, 2013 has been classified as restricted cash. There was no reserve account at June 30, 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

The allowance for doubtful accounts was based on a review of all outstanding amounts. We analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or weakening in economics trends could have a significant impact on the collectability of receivables and the allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be made.

Allowances  are  applied  to  accounts  receivable  where  events or  changes in circumstance indicate that the balances may not be collectible. The identification of doubtful debts requires the use of judgment and estimates as mentioned above. Where the expectation on or the actual recoverability of commissions and other receivables is different from the original estimate, such difference will impact the carrying value of commissions and other receivables and doubtful debts expenses in the periods in which such estimate is changed or the receivable are collected.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company completed an evaluation of goodwill at June 30, 2013 and determined that there was no impairment.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Infinity which occurred on September 10, 2010 and the excess of the purchase price over the fair value of net assets acquired in the Company's purchase of Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max on October 24, 2012. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

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

The  Company  generates  revenues  in four  categories,  (i)  commissions,  (ii)
seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. The Company chose to discontinue its historical mentoring program with the final mentoring students completing the program in December 2012. All subscription revenue is from monthly online subscriptions for information on Internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses. Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date.

Pursuant to ASC 808-10, the JV Agreement with Netbloo was classified as a collaborative arrangement. The Company was deemed to be the principal participant and recorded all transactions under the JV Agreement on a gross basis. The JV Agreement ended when 30DC acquired the remaining 50% in October 2012 and there was no longer a collaborative arrangement.

EQUITY-BASED PAYMENTS

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

The Company account for equity instruments issued to employees in accordance with ASC 718 "Stock Compensation". Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates in these financial statements are the bad debt allowance charged against accounts receivable, estimated useful lives used to calculate depreciation of property and equipment and the estimate of the Company's future taxable income used to calculate the Company's deferred tax valuation allowance. The Company evaluates all of its estimates on an on-going basis.

FORGIVENESS OF DEBT

The company has settled some debts for cash and/or payment in stock for less than the full amount due to the creditor. The Company records the difference between the amount that was owed and the amount which was paid as other income. During the year ended June 30, 2013, the Company settled two amounts owed to vendors from prior years for a total amount of $13,461 less than the full amount owed.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

NET INCOME OR LOSS PER SHARE

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

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

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

                                                Year Ended       Year Ended
                                              June 30, 2013     June 30, 2012
                                                (Unaudited)      (Unaudited)
                                             ---------------- ----------------

Revenues                                     $     1,988,830  $     2,950,189
Operating Expenses                                 2,531,126        2,462,535
Other Income (Expense)                                13,427         (18,762)
                                             ---------------- ----------------
Income (Loss) from Continuing Operations           (528,869)          468,892
Income (Loss) from Discontinued Operations
                                                      67,433         (22,078)
                                             ---------------- ----------------
Net Income (Loss)                                  (461,436)          446,814
Foreign Currency Translation Gain                          -           18,064
                                             ---------------- ----------------
Comprehensive Income (Loss)                  $     (461,436)  $       464,878
                                             ================ ================
Basic and Diluted Income (Loss) Per Share    $        (0.01)  $          0.01
Weighted Average Shares Outstanding - Basic
& Diluted                                         86,934,233       87,994,563


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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

to the affiliate responsible for the sale. Pursuant to ASC 808-10 the joint operating activity with Netbloo was considered a collaborative arrangement. The Company was deemed the principal participant and recorded all transactions under the JV Agreement on a gross basis with the 50% amount net of affiliate commissions and other allowable costs due Netbloo recorded as commission expense.

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations for the Years ended June 30, 2013 and June 30, 2012;

                                           Year Ended            Year Ended
                                          June 30, 2013         June 30, 2012
                                       ------------------   ------------------
Sales of MagCast Publishing Platform   $          76,457    $       1,239,371
Affiliate Commission Expense                       4,291              320,081
Transaction Fees                                   5,956               29,412
Independent Contractors                            5,449                    -
Internet Expenses                                  2,895                    -
Netbloo Commissions                               28,933              444,939
                                       ------------------   ------------------
Net Profit                             $          28,933    $         444,939
                                       ==================   ==================

The Company has acquired Netbloo's 50% share of the MagCast JV (see Note 3), accordingly there is no longer a collaborative arrangement to report on subsequent to September 30, 2012.

NOTE 6. DISCONTINUED OPERATIONS
-------------------------------

On September 10, 2010, immediately prior to the share exchange with 30DC DE, Infinity withdrew its election to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Infinity historically operated as a non-diversified, closed-end management investment company and prepared its financial statements as required by the 1940 Act. 30DC is no longer actively operating the BDC and the assets, liabilities and results of operations of Infinity's former business are shown as discontinued operations in the Company's financial statements subsequent to the share exchange with 30DC. Investment companies report assets at fair value and the Company has continued to report investment assets in discontinued operations on this basis.

Results of Discontinued Operations for the

                                                    Year Ended      Year Ended
                                                  June 30, 2013   June 30, 2012
                                                 --------------- ---------------
Other Income                                     $            -  $            -
Other expenses                                           13,900          18,328
Loss from operations                                    (13,900)        (18,328)
Realized gain on marketable securities                   35,645               -
Unrealized gain (loss) on marketable securities          45,688          (3,750)
                                                 --------------- ---------------

Net gain (loss)                                  $       67,433  $      (22,078)
                                                 =============== ===============

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013


Assets and Liabilities of Discontinued Operations as of

                                                 June 30, 2013   June 30, 2012
                                                --------------- ---------------

ASSETS

Marketable securities                           $       72,458  $       95,625
                                                --------------- ---------------
Total assets of discontinued operations         $       72,458  $       95,625
                                                =============== ===============


LIABILITIES

Accounts payable                                $       80,028  $       94,428
Accrued expenses                                        67,375          58,138
Notes payable                                          102,020         124,770
Due to related parties                                  53,935          97,420
                                                --------------- ---------------
Total liabilities of discontinued operations    $      303,358  $      374,756
                                                =============== ===============

NOTES PAYABLE

Included in liabilities of discontinued operations at June 30, 2013 and June 30, 2012 are $102,051 and $169,801 respectively (including $31 and $45,031 respectively of notes payable included in due to related parties) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the years ended June 30, 2013 and June 30, 2012 the Company incurred interest expense on notes payable of $12,251 and $15,884 respectively which is included in the Statement of Operations under income
(loss) from discontinued operations.

NOTE 7.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into three-year Contract For Services Agreements commencing July 2009 ("Commencement Date") with the Marillion Partnership ("Marillion") for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer, with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development and with Jesselton, Ltd. ("Jesselton") for services which include Mr. Clinton Carey acting as the Company's Chief Operating Officer. Effective April 1, 2010, Raine Ventures, LLC replaced 23V Industries, Ltd in providing consulting services to the Company which include Mr. Raine acting as the Company's Vice President of Business Development. These agreements are non-cancelable by either party for the initial two years and then with six months notice by either party for the duration of the contract. Mr. Dale is a director of the Company and Mr. Carey was a director until resigning in October 2012, Mr. Dale and Mr. Raine are both beneficial owners of greater than 10% of the Company's outstanding common stock. Marillion Partnership is owned by affiliates of Mr. Dale. 23V and Raine Ventures are owned 100% by Mr. Raine. Jesselton voluntarily withdrew from its contract with the Company effective March 1, 2012 and Mr. Carey resigned as a director of the Company in October 2012. The Marillion and Raine Ventures contracts expired June 30, 2012 and have continued on a month to month basis under the same terms.

Cash remuneration under the Marillion, 23V and Raine Ventures agreements was initially $250,000 per year and $200,000 under the Jesselton agreement. On December 12, 2011 cash remuneration for the Marillion and Jesselton agreements was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amounts at the exchange rate on the contract start date of July 15, 2009. The Marillion original annual contract amount of $250,000 has been amended to $317,825 AUD Dollars and the Jesselton original annual contract amount of $200,000 has been amended to $254,260 AUD which was accrued on a proportionate basis through February 29, 2012 due to Jesselton's voluntary withdrawal from its contract effective March 1, 2012 resulting in $169,507 AUD ($175,052 USD) for Jesselton remuneration during the year ended June 30, 2012.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

During the year ended June 30, 2012  Marillion  was paid  $476,111 AUD ($491,690
USD) which exceeds Marillion's contracted amount by $158,139 AUD ($159,183 USD). The $159,183 was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.
Contractor fees earned by Raine Ventures totaled $251,785 and $250,000 for the years ended June 30, 2013 and 2012 respectively. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal years ended June 30, 2012 and June 30, 2013.

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

Effective July 15, 2012, the Company entered into a six-month Consulting Services Agreement with GHL Group, Ltd., whose President, Gregory H. Laborde is a Director. Pursuant to the Consulting Services Agreement, GHL Group received 500,000 shares of the Company's restricted common stock and payments of $3,000 monthly for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources. The 500,000 shares were valued at the $0.09 per share price on July 15, 2012 and $45,000 was recorded as related party contractor fees on that date which combined with cash payments resulted in total fees $81,313 during the year ended June 30, 2013. The contract expired January 15, 2013 and continued on a month to month basis under the terms of the expired agreement until July 15, 2013 when the monthly amount was increased to $5,000.

Effective October 1, 2012, the Company entered into a three year contractor agreement with Netbloo Media, Ltd., joint developer of the MagCast Publishing Platform, with annual compensation of $300,000 which is payable in monthly installments of $25,000 and which may be terminated after two years subject to a six-month termination payment. During the year ended June 30, 2013, contractor fees earned by Netbloo totaled $225,000.

Marillion was awarded a $40,000 bonus upon completion of the asset acquisition of the 50% of the MagCast JV which had been owned by Netbloo and Market Pro Max.

On October 11, 2012, Henry Pinskier, a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the year ended June 30, 2013, the Company recorded $76,814 in expense for the option which is reflected as Directors' Fees in the supplemental schedule of operating expenses (see Note 12).

On October  11,  2012,  Theodore A.  Greenberg,  Chief  Financial  Officer and a
Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the year ended

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

June 30, 2013, the Company recorded $76,814 in expense for the option which is included in Officer's Salary in the supplemental schedule of operating expenses (see Note 12).

At June 30, 2012, due to related parties mainly includes $275,317 due to Jesselton, which consists of $167,317 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $9,815 due to Raine Ventures under its contractor agreement and $321,000 due to Theodore A. Greenberg for compensation.

At June 30, 2013, due to related parties mainly includes $265,220 due to Jesselton, which consists of $157,220 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $14,617 due to Marillion Partnership under its contractor agreement, $115,915 due to Netbloo, Ltd. which consists of $25,000 due under its contractor agreement and $90,915 remaining to be paid for Netbloo's earnings from the collaborative arrangement (see note 5) and $521,000 due to Theodore A. Greenberg for compensation.

NOTE 8.  PROPERTY AND EQUIPMENT
-------------------------------

         PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING:

                                                 June 30, 2013   June 30, 2012
                                                --------------- ---------------
Computer and Audio Visual Equipment             $       449,884 $       437,659
Office equipment and Improvements                        68,859          68,859
                                                --------------- ---------------
                                                        518,743         506,518
Less accumulated depreciation and amortization         (495,698)       (472,418)
                                                --------------- ---------------
                                                $        23,045 $        34,100
                                                =============== ===============

Depreciation expense was $23,280 for the year ended June 30, 2013 and $53,701 for the year ended June 30, 2012.

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

NOTE 9.  INTANGIBLE ASSETS
--------------------------

         INTANGIBLE ASSETS CONSISTS OF THE FOLLOWING:

                                        June 30, 2013
                                     -------------------
Customer Lists                       $            75,000
Software                                         255,000
                                     -------------------
                                                 330,000
Less accumulated amortization                   (44,000)
                                     -------------------
                                     $           286,000
                                     ===================

Customer lists and software were acquired as part of the MagCast and Market Pro Max asset acquisitions in October 2012 and are being amortized over their estimated useful lives of five years. Amortization expense was $44,000 for the year ended June 30, 2013 and none for the year ended June 30, 2012.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

NOTE 10.  INCOME TAXES
----------------------

The Company's income tax provision (benefit) consists of the following:

                                             Year Ended      Year Ended
                                           June 30, 2013   June 30, 2012
                                          --------------- ---------------
Federal
  Current                                 $            -  $            -
  Deferred                                      (110,800)         18,200

State and Local
  Current                                 $            -  $            -
  Deferred                                        (6,600)          1,200

Change in valuation allowance                    117,400         (19,400)
                                          --------------- ---------------

Income tax provision (benefit)            $            -  $            -
                                          =============== ===============

Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at June 30, 2013 and June 30, 2012 are as follows:
                                                  Year Ended       Year Ended
                                                June 30, 2013    June 30, 2012
                                               ---------------- ----------------
Deferred tax asset
  Net operating loss carryforward - Federal    $       434,300  $       384,400
  Net operating loss carryforward - State                9,600            6,600
 Intangible Asset Amortization                           9,400                -
 Fixed asset depreciation                               12,400           21,500
 Accrued expenses                                      222,400          158,200
                                               ---------------- ----------------
Total deferred tax asset                               688,100          570,700
Less valuation allowance                              (688,100)        (570,700)
                                               ---------------- ----------------
Total net deferred tax asset                   $             -  $             -
                                               ================ ================


The following is a reconciliation of the U.S. tax statutory income tax rate to the effective tax rate from continuing operations:

                                                   Year Ended      Year Ended
                                                 June 30, 2013   June 30, 2012
                                                --------------- ---------------
U.S. statutory rate                                    (34.0%)           34.0%
State and local taxes net of federal benefit             (1.3)             1.3
Change in valuation allowance                             24.7          (35.7)
Stock option expense                                      11.4               -
Other permanent differences                              (0.8)             0.4
                                                --------------- ---------------
Effective income tax rate                               (0.0%)          (0.0%)
                                                =============== ===============

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that the Company will not be able to realize all of its tax benefits and therefore a valuation allowance of approximately $688,100 has been established. For the years ended June 30, 2013 and June 30, 2012, the change in valuation allowance was an increase of $117,400 and a decrease of $19,400 respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local and foreign jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or years ended June 30, 2013 and 2012.

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

As of June 30, 2013 and June 30, 2012, the Company had approximately $1,277,400 and $1,130,600 of U.S. federal net operating loss carryovers, respectively which expire starting in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership in the future as determined under the regulations.

At the time of the share transaction, Infinity had approximately $936,300 in U.S. federal net operating loss carryovers and $170,500 U.S. capital loss carryovers which expire beginning in 2023 and are not included in the net operating loss carryover above. The business of Infinity is included in discontinued operations, pursuant to limitations under Internal Revenue Code
Section 382 these carryovers cannot be utilized to offset future taxable income from continuing operations. The Company had realized gains of $35,645 from discontinued operations during the year ended June 30, 2013 which was offset by Infinity's carryovers.

The Company has filed all U.S. federal tax returns and has filed state and local tax returns due since the share transaction. The Company is in the process of filing State and local tax returns for Infinity from 2005-2009. The Company believes no material tax balance is due for all tax returns which have not yet been filed.

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

NOTE 11. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

During the year ended June 30, 2013, the Company issued common stock as follows:

500,000 shares of common stock with a fair value of $45,000 to GHL Group, Ltd. for consulting services (see Note 7),

15,385 shares of common stock to a consultant as partial payment for services of $2,000,

13,487,363 shares of common stock with a fair value of $1,078,989 to Netbloo Media, Ltd. as consideration for purchase of 50% of the MagCast JV and Market Pro Max (see Note 3),

55,770 shares of common stock to Michael A. Littman as payment for $14,500 included in accounts payable. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

During the year ended June 30, 2012, the Company had the following transactions in common stock:

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

Further information relating to warrants is as follows:

                                                                     WEIGHTED
                                                     WEIGHTED        AVERAGE
                                       NUMBER         AVERAGE       REMAINING
                                         OF          EXERCISE        CONTRACT
                                       SHARES          PRICE        LIFE (YEARS)
                                   --------------------------------------------
Outstanding warrants at 06/30/12       3,401,522        $ 0.50            3.30
Granted                                        -             -               -
Exercised                                      -             -               -
Forfeited/expired                              -             -               -
Outstanding warrants at 6/30/13        3,401,522          0.50            2.30

Exercisable on 6/30/13                 3,401,522          0.50            2.30

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

The Company recognized expense in the amount of $153,629 respectively for the year ended June 30, 2013. 3,000,000 options were granted in the period of which 1,000,000 vested January 1, 2013, 1,000,000 vest January 1, 2014 and 1,000,000 vest on January 1, 2015. The cost of options vesting January 1, 2013 was recorded in the period and the cost of options vesting in the future is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

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

During the year ended June 30, 2013, Henry Pinskier, Chairman of the Company was issued an option exercisable for 1,500,000 shares of the Company's common stock and Theodore A. Greenberg, the Company's Chief Financial Officer and a Director, was issued an option exercisable for 1,500,000 shares of the Company's common stock. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the year ended June 30, 2013:

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013


Risk-free interest rate                 0.67-0.88      %
Expected option life                  5.1-6.1 years
Expected volatility                   526.82-576.16    %
Expected dividend yield                    0.0         %

Further information relating to stock options is as follows:

                                                                     WEIGHTED
                                                     WEIGHTED        AVERAGE
                                      NUMBER         AVERAGE        REMAINING
                                        OF           EXERCISE        CONTRACT
                                      SHARES          PRICE        LIFE (YEARS)
                                    ------------------------------------------
Outstanding options at 06/30/12         600,000        $ 0.70            6.24
Granted                               3,000,000          0.08            9.28
Exercised                                     -             -               -
Forfeited/expired                             -             -               -
Outstanding options at 6/30/13        3,600,000          0.18            8.61

Exercisable on 6/30/13                1,600,000          0.31            7.77

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at June 30, 2013. Total intrinsic value of options exercised was $0 for the year ended June 30, 2013 as no options were exercised during this period.

At June 30, 2013, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

NOTE 13. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------
                                       Year Ended            Year Ended
                                      June 30, 2013         June 30, 2012
                                   -------------------    ------------------

Related Party Contractor Fees (1)  $          936,694     $         753,428
Officer's Salary                              276,814               200,000
Directors' Fees                                76,814                     -
Independent Contractors                       394,230               370,284
Commissions                                   210,331               833,449
Professional Fees                             183,617               291,895
Telephone and Data Lines                       81,524                90,766
Travel Expenses                                32,214                31,225
Other Operating Costs                         269,336               272,247
                                   -------------------    ------------------

Total Operating Expenses           $        2,461,574     $       2,843,294
                                   ===================    ==================
-----------------------------

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

                            30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

NOTE 14.  SUBSEQUENT EVENTS
---------------------------

On September 9, 2013, the Company issued 300,000 shares to Michael A. Littman as payment for $78,000 included in accounts payable. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

On September 24, 2013, the Company issued 26,525 shares to a creditor as full payment for a note payable and accrued interest totaling $6,896.

On November 4, 2013, the Company issued 100,000 shares to a creditor as full payment for a note payable and accrued interest totaling $19,794.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2013:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company is not an "accelerated filer" for the fiscal year ended June 30, 2013 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as 30DC, Inc., directors or executive officers, including their ages as of June 30, 2013.

               NAME               AGE                     POSITION
-------------------------- ------------------- ---------------------------------
Edward Dale                        43          President, CEO and Director (1)

Theodore A. Greenberg              54          CFO, Secretary and Director

Henry Pinskier                     53          Chairman of the Board (2)

Gregory H. Laborde                 49          Director

Pierce McNally                     64          Director

Clinton Carey                      43          Former Director (3)
--------------------------

(1) Mr. Dale resigned as Chairman of the Board on January 31, 2013 and remains a Director.
(2) Mr. Pinskier was elected as a Director on October 11, 2012 and was elected Chairman of the Board on January 31, 2013
(3) Mr. Carey resigned as the Chief Operating Officer of the Company on March 1, 2012. Mr. Carey resigned as a Director of the Company on October 11, 2012.

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

EDWARD DALE, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Dale, age 43, has served as a Director and President and CEO of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Dale was a founding shareholder of 30DC DE and served as its President, Chief Executive Officer and a director from October 2008 until September 10, 2010. From 2005 to 2008, Mr. Dale developed the 30 Day Challenge business, which he ran for 4 years as part of the Marillion Partnership and was sold to 30DC DE in July 2009. In 2006, Mr. Dale created and marketed the Dominiche `Buying and Selling websites' program. Mr. Dale is a beneficiary of the Marillion Trust which is a partner in the Company's majority shareholder, Marillion Partnership. On January 31, 2013, Mr. Dale was adjudicated in personal bankruptcy in Australia resulting from claims of personal creditors, which is the equivalent of involuntary bankruptcy in the United States. This action was due to personal creditors unrelated to the Company and 30DC, Inc. is not a party to the matter. At that time, Mr. Dale resigned as Chairman of the Board of Directors of the Company a position he had held since the transaction between Infinity and 30DC CE on September 10, 2010 and remains a Director.

HENRY PINSKIER, CHAIRMAN OF THE BOARD

Mr. Pinskier, age 53, joined the Company's board of directors on October 11, 2012 and was elected Chairman of the Board on January 31, 2013. Mr. Pinskier serves as Chair and Joint Owner (1993- current) of Medi7 Pty Ltd., a General Practice medical services company with 70 Doctors and staff across multiple clinics in Melbourne Australia. Mr. Pinskier also currently serves as Chair for Spondo P/L an unlisted Public Company, which provides syndicated, secure easy to use video on demand system utilizing Pay Per View with a multi-level payment distribution process. He has previously served on the boards of 3 publicly listed companies in Australia related to Health technology in the area of Medical devices and services as well as having served as a Director of a Private US company with an Australian subsidiary delivering safety surveillance services. Mr. Pinskier has been involved in the Health Sector and IT /IM sector as well as having served as a Director in the past on a number of Victorian public sector organizations, VMIA the State Government of Victoria's Insurance Company from 2005-2011, Yarra Valley Water from 2008-2011 and The Alfred Group of Hospitals from 2000-2009. From 1985 until 2000, he practiced medicine. Across the different organizations he Chaired Strategy subcommittees, Risk and Audit Committees, Nomination Committees and been part of Finance Committees. Mr. Pinskier attended and graduated MBBS from Monash University in 1984.

THEODORE A. GREENBERG, DIRECTOR AND CHIEF FINANCIAL OFFICER

Mr. Greenberg, age 54, has served as a Director, Chief Financial Officer and Secretary of 30DC and Infinity since November 15, 2005. Mr. Greenberg is a senior financial executive with more than 30 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Mr. Greenberg, sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. Mr. Greenberg graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany in 1980 and received an MBA in Finance & Business Policy from the University of Chicago in 1987. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

GREGORY H. LABORDE, DIRECTOR

Mr. Laborde, age 49, has served as a Director of 30DC since September 10, 2010. Prior to the transaction between Infinity and 30DC DE, Mr. Laborde served as President, Chief Executive Officer and Chairman of the Board of Infinity. Mr. Laborde currently serves as President and Chief Executive Officer of 21st Century Investor Relations and has over 22 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. Mr. Laborde earned a Bachelor of Science degree in Engineering from Lafayette College in 1986.

PIERCE MCNALLY, DIRECTOR

Mr. McNally, age 64, has served as a Director of 30DC and Infinity since 2006. Mr. McNally, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He also serves as Chief Strategy Officer and General Counsel of Cielostar, Inc. a healthcare and benefits technology payments solutions company located in Minneapolis, MN. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also served on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC. In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992. Mr. McNally completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

CLINTON CAREY, FORMER DIRECTOR (RESIGNED OCTOBER 11, 2012)

Mr. Carey, age 43, served as a Director of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010 through his resignation from the board on October 11, 2012. Mr. Carey served as the Company's Chief Operating Officer from September 10, 2010 through March 1, 2012. Mr. Carey was a founding shareholder of 30DC DE and served as a director from October 2008 until September 10, 2010 and Chief Operation Officer starting in July 2009. Over the past 17 years, Mr. Carey has been involved in startup businesses at both the management and the directorial level. Mr. Carey was a director of Roper River Resources and was involved in the reverse takeover of Roper River Resources by Webjet, in Australia. Following Webjet, Mr. Carey became involved in several technology companies including Banque Technology Systems (UK), MobiData Ltd (Australia) and MDS Group Ltd (UK) for which he helped raise capital and was involved in strategic planning and business development. Mr. Carey holds a degree in Economics from Bond University.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid and accrued to officers during the fiscal years ended June 30, 2013, 2012 and 2011. The table sets forth this information for 30DC and Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of June 30, 2013.

                                        SUMMARY EXECUTIVES COMPENSATION TABLE
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------
                                                                            NON-EQUITY    NON-QUALIFIED
                                                                             INCENTIVE      DEFERRED
                                                       STOCK      OPTION       PLAN       COMPENSATION     ALL OTHER
                                SALARY       BONUS     AWARDS     AWARDS    COMPENSATION    EARNINGS     COMPENSATION     TOTAL
  NAME & POSITION     YEAR        ($)         ($)        ($)        ($)         ($)            ($)            ($)          ($)
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------
Edward Dale, CEO     2013         338,596     40,000          0          0          0                 0              0    378,596
(1)                  2012         328,376          0          0          0          0                 0              0    328,376
                     2011         280,221     79,643          0          0          0                 0              0    359,864
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------
Dan Raine,           2013         251,785          0          0          0          0                 0              0    251,785
VP Business          2012         250,000          0          0          0          0                 0              0    250,000
Development (2)      2011         250,000          0          0          0          0                 0              0    250,000
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------
Theodore A.          2013         200,000          0          0     76,814          0                 0              0    276,814
Greenberg, CFO,      2012         200,000          0          0          0          0                 0              0    200,000
and Secretary (3)    2011         200,000          0          0          0          0                 0              0    200,000
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------
Clinton Carey,       2013               0          0          0          0          0                 0              0          0
Former COO (4)       2012         175,052          0          0          0          0                 0              0    175,052
                     2011         200,000          0          0          0          0                 0              0    200,000
-------------------- -------- ------------ ---------- ---------- ---------- ------------- -------------- -------------- ----------

(1) During the year ended June 30, 2011, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid $359,864, which includes a bonus of $79,643. This amount was included in related party contractor fees.

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

During the year ended June 30, 2013 the board awarded Marillion a one-time bonus of $40,000 upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform.

(2) During the years ended June 30, 2011 and June 30, 2012, Raine Ventures, LLC., a company affiliated with Dan Raine earned $250,000 which were included in related party contractor fees. During the year ended June 30, 2013 Raine Ventures earned $251,785.

(3) During the year ended June 30, 2011, Theodore A. Greenberg earned salary of $200,000 for his services as an officer of the Company. $100,000 of this amount was paid in shares of the Company and the balance was accrued but not actually paid. Mr. Greenberg earned salary of $200,000 during the years ended June 30, 2012 and June 30, 2013 which was accrued but has not been paid.

(4)During the year ended June 30, 2011, Jesselton earned $200,000 in contractor fees which were included in related party contractor fees, Jesselton, also earned $250,000 pursuant to a consulting agreement for services in connection with the closing of the acquisition of 30DC by Infinity; $125,000 was paid in shares of the Company.

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


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

COMPENSATION PURSUANT TO STOCK OPTION PLAN

No options were issued under the Company's 2008 stock option plan.

On October 11, 2012 our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of our common stock.

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

On October 11, 2012, 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board.

                                      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                           OPTION AWARDS                                         STOCK AWARDS
---------------- ------------------------------------------------------------------ ----------------------------------------
                                                                                                      EQUITY      EQUITY
                                                                                                     INCENTIVE   INCENTIVE
                                                                                             MARKET     PLAN       PLAN
                                                                                             VALUE     AWARDS:    AWARDS:
                                                                                    NO. OF   OF        NUMBER    MARKET OR
                                                  EQUITY                            SHARES   SHARES      OF        PAYOUT
                                                INCENTIVE                             OR       OR     UNEARNED    VALUE OF
                                                   PLAN                             UNITS    UNITS     SHARES,    UNEARNED
                                                 AWARDS:                              OF       OF     UNITS OR    SHARES,
                    NO. OF         NO. OF       NUMBER OF                           STOCK    STOCK     OTHER      UNITS OR
                  SECURITIES     SECURITIES     SECURITIES                           THAT     THAT     RIGHTS      OTHER
                  UNDERLYING     UNDERLYING     UNDERLYING                           HAVE     HAVE      THAT       RIGHTS
                 UNEXERCISED    UNEXERCISED    UNEXERCISED    OPTION     OPTION      NOT      NOT      HAVE NOT   THAT HAVE
                 OPTIONS (#)    OPTIONS (#)      UNEARNED    EXERCISE   EXPIRATION  VESTED   VESTED     VESTED      NOT
    NAME         EXERCISABLE   UNEXERCISABLE   OPTIONS (#)   PRICE ($)     DATE       (#)      (#)       (#)      VESTED ($)
---------------- ------------- --------------- ------------- ---------- ----------- -------- -------- ---------- -----------
Theodore A.      500,000       1,000,000                     $0.08      10/10/22
Greenberg (1)
---------------- ------------- --------------- ------------- ---------- ----------- -------- -------- ---------- -----------
Henry  Pinskier  500,000       1,000,000                     $0.08      10/10/22
(1)
---------------- ------------- --------------- ------------- ---------- ----------- -------- -------- ---------- -----------

(1)  Options awarded under 2012 stock option plan.

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

The Raine Ventures contractor agreement expired June 30, 2012 and has continued on a month to month basis under similar terms of the expired agreement.

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

If in any year starting from the commencement date, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2013 and 2012.

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

NETBLOO MEDIA, LTD.

Effective October 1, 2012, Netbloo received a three year contractor agreement with annual compensation of $300,000 which is payable in monthly installments of $25,000 and may be terminated after two years subject to a six month termination payment.

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

                              DIRECTOR COMPENSATION

Historically, the Company has not paid any Directors fees for meeting attendance. In September 2013, the Company approved annual fees to non-executive directors of $30,000 per year and $50,000 per year for the board chairman. At the Company's option, directors fees may be paid in stock.
















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                             DIRECTORS COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2013:

                    FEES                                              NON-QUALIFIED
                   EARNED                            NON-EQUITY         DEFERRED
     NAME         OR PAID    STOCK      OPTION     INCENTIVE PLAN     COMPENSATION         ALL OTHER
                  IN CASH    AWARDS     AWARDS      COMPENSATION        EARNINGS         COMPENSATION       TOTAL
                    ($)        ($)        ($)           ($)                ($)                ($)            ($)
---------------- --------- ---------- ---------- ------------------ ------------------ ------------------ ----------
Edward Dale (1)     $ -0-      $ -0-      $ -0-              $ -0-              $ -0-              $ -0-      $ -0-

Clinton Carey       $ -0-      $ -0-      $ -0-              $ -0-              $ -0-              $ -0-      $ -0-
(2)

Theodore A.         $ -0-      $ -0-      $ -0-              $ -0-              $ -0-              $ -0-      $ -0-
Greenberg (3)

Gregory H.          $ -0-      $ -0-      $ -0-              $ -0-              $ -0-              $ -0-      $ -0-
Laborde (4)

Pierce McNally      $ -0-      $ -0-       $-0-              $ -0-              $ -0-              $ -0-      $ -0-

Henry Pinskier      $ -0-      $ -0-    $76,814              $ -0-              $ -0-              $ -0-    $76,814
----------------

(1) During the year ended June 30, 2013, Marillion Partnership, the Company's majority shareholder and of which Edward Dale, is the beneficial owner of the shares, was paid $378,596 which was included in related party contractor fees.

(2)  Mr. Carey resigned as a director of the Company on October 11, 2012.

(3) During the year ended June 30, 2013, Theodore A. Greenberg earned salary of $200,000 and received a stock option award for which $76,814 was charged to officers' salaries for his services as an officer of the Company, the $200,000 was accrued but not actually paid.

(4) During the year ended June 30, 2013, GHL Group, whose President, Gregory H. Laborde is a Director, was paid $81,313 which was included in related party contractor fees. $45,000 of this amount was paid but issuance of 500,000 of the Company's restricted common shares.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

Historically, the Company has not paid any Directors fees for meeting attendance. In September 2013, the Company approved annual fees to non-executive directors of $30,000 per year and $50,000 per year for the board chairman. At the Company's option, directors fees may be paid in stock.

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

                      EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has two stock Option Plans. As of June 30, 2013, 600,000 options are outstanding under the 2008 Option Plan of which all 600,000 are exercisable. During the year ended June 30, 2013, we did not issue any shares under the option plan. We have reserved a total of 970,934 shares of common stock for issuance under the 2008 Option Plan.

On October 11, 2012 our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of our common stock. On October 11, 2012, 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board. At June 30, 2013, 500,000 of the options issued to Mr. Greenberg and 500,000 of the options issued to Mr. Pinskier are exercisable.

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

The information below is based on the number of shares of 30DC, Inc. common stock that 30DC believes was beneficially owned by each person or entity as of June 30, 2013, including options exercisable within 60 days.


 TITLE OF     NAME AND ADDRESS OF          AMOUNT AND NATURE OF      PERCENT OF
  CLASS       BENEFICIAL OWNER (1)           BENEFICIAL OWNER        CLASS (2)
----------- ----------------------------- ----------------------- --------------
Common      Edward Dale, Director,                    20,036,440          23.03%
            President, CEO and Former
            Chairman of the Board
            (Directly and Beneficially
            through Marillion
            Partnership)(3)

Common      Gregory H. Laborde, Director,              3,457,250           3.97%
            Former President, CEO, and
            Chairman of the Board
            (Beneficially through GHL
            Group, Ltd.)

Common      Theodore A. Greenberg, CFO,                2,080,770           1.82%
            Secretary and Director (4)

Common      Pierce McNally, Director (5)                 192,500            0.0%

Common      Dan Raine (Beneficially                   10,560,000          12.14%
            through Raine Ventures, LLC)

 TITLE OF     NAME AND ADDRESS OF          AMOUNT AND NATURE OF      PERCENT OF
  CLASS       BENEFICIAL OWNER (1)           BENEFICIAL OWNER        CLASS (2)
----------- ----------------------------- ----------------------- --------------

Common      Henry Pinskier, Director and                 747,000           0.28%
            Chairman of the Board (6)

Common      Jonathan Lint (Beneficially               13,487,363          15.51%
            through Netbloo Media, Ltd.)

Common      All Directors and Executive               26,513,960          29.68%
            Officers as a Group (5 persons)
------------------------

(1)  All directors can be reached at the address of the Company.

(2) At June 30, 2013, the Company had 86,986,939 shares of its common stock issued and outstanding. The Company had 1,600,000 options issued and outstanding which were exercisable, but these options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

(3) Mr. Dale resigned as Chairman of the Board on January 31, 2013 and remains a Director.

(4) Mr. Greenberg's ownership total includes 500,000 options which were exercisable at June 30, 2013 but not included in his percentage.

(5)  Mr.   McNally's   ownership  total  includes  192,500  options  which  were
     exercisable at June 30, 2013 but not included in his percentage.

(6)  Mr.  Pinskier's   ownership  total  includes  500,000  options  which  were
     exercisable at June 30, 2013 but not included in his percentage.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

OFFICERS AND DIRECTORS

During the years ended June 30, 2013 and 2012, Marillion Partnership ("Marillion"), a company affiliated with Edward Dale was paid contractor fees of $378,596 (inclusive of $40,000 bonus) and $328,376 respectively. Mr. Dale is CEO, President and a Director of the Board of the Company. During the year ended June 30, 2012, Marillion was paid $158,139 AUD ($159,183 USD) in fees beyond their contracted amount. On June 28, 2012, this excess amount was settled by Marillion surrendering 1,591,827 of the Company's common shares, which it held and the Company has canceled these shares.

30DC DE entered into a three-year Contract For Services Agreement commencing July 2009 with the Marillion for services which includes Mr. Edward Dale acting as the Company's Chief Executive Officer providing for among other things, the payment of $250,000 in cash remuneration per year. On December 12, 2011 cash remuneration under the Marillion contractor agreement was amended for the year ended June 30, 2012 to the Australian Dollar equivalent of the originally contracted amount at the exchange rate on the contract start date of July 15, 2009. The original annual contract amount of $250,000 was amended to $317,825 AUD Dollars Effective July 1, 2012 the United States Dollar equivalent amount varies with the exchange rate. If in any year starting from the commencement date, revenues of 30DC doubled then Marillion would be due shares in 30DC, Inc. equal to 50% of cash remuneration as additional compensation; this threshold was not achieved during the term of the contract. The Marillion contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.

During the years ended June 30, 2013 and 2012, Theodore A. Greenberg earned salary of $200,000 each year. Mr. Greenberg is CFO and a Director of the Company. On October 11, 2012 Mr. Greenberg was issued 1,500,000 options to purchase shares of the Company's common stock. The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $76,814 was recorded as expense during the year ended June 30, 2013.

On October 11, 2012 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and Chairman of the Board of the Company. The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $76,814 was recorded as expense during the year ended June 30, 2013.

During the years ended June 30, 2013 and 2012 GHL Group, Ltd. whose President, Gregory H. Laborde is a Director, earned contractor fees of $81,313 and $-0-respectively. $45,000 of this amount was paid by issuance of 500,000 of the Company's restricted common shares.

OTHER SHAREHOLDERS

During the years ended June 30, 2013 and 2012, Jesselton, Ltd. ("Jesselton"), a company affiliated with Clinton Carey earned contractor fees of $-0- and $175,052 respectively. Mr. Carey resigned as COO of the Company on March 1, 2012 and resigned as a Director of the Company on October 11, 2012.

During the year ended June 30, 2013 and 2012, Raine Ventures, LLC , a company affiliated with Dan Raine earned contractor fees of $251,785 and $250,000 respectively. Mr. Raine has beneficial ownership of 12.13% of the Company.

During the years ended June 30, 2013 and 2012 Netbloo earned contractor fees of $225,000 and $-0- respectively. Netbloo is a greater than 5% shareholder.

In August 2008, 30DC contracted with two consultants in connection with the acquisition and merger process which resulted in signing of the Agreement with Infinity. Compensation under both consulting agreements was contingent on completion of the transaction with Infinity. Upon execution of the Agreement $250,000 (US) was owed to Jesselton, Ltd , a consulting firm which Mr. Carey, former COO and formerly a Director of the Company, is associated with and $250,000 (Australian) was owed to the other consultant. $125,000 of the amount due to Jesselton was satisfied by issuance of 480,770 of the Company's common shares. At June 30, 2013, $108,000 of this amount remains due to Jesselton.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Marcum, LLP ("Marcum"), the independent registered public accounting firm for 30DC, Inc. ("the Company") was dismissed on June 6, 2013, by the Company's Board of Directors.

The actions to dismiss the Company's current auditors and engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

On June 12, 2013, the Board of Directors of the Company approved the engagement of new auditors, Malone Bailey, LLP, of Houston, Texas to be the Company's independent registered public accountant.

Prior to engaging Malone Bailey, LLP, the Company had not consulted Malone Bailey, LLP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with Malone Bailey, LLP, regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2013 and 2012 by Malone Bailey LLP and Marcum, LLP

                                          Year Ended June 30,
                                 2013                          2012
                        -----------------------      ------------------------
Audit Fees              $               70,000       $               206,010

Audit-related Fees      $                  -0-       $                   -0-

Tax Fees                $                  -0-       $                   -0-

All Other Fees          $                  -0-       $                   -0-
                        -----------------------      ------------------------
Total Fees              $               70,000       $               206,010

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended June 30, 2013 and 2012


(b)   EXHIBIT
        NO.                             DESCRIPTION
      --------   ---------------------------------------------------------------
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

      101.DEF    XBRL Taxonomy Extension Definition Linkbase Document (2)

      101.LAB    XBRL Taxonomy Extension Label Linkbase Document (2)

      101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document (2)
      ---------

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


                                                 30DC, Inc.

Dated: December 23, 2013
                              By:  /s/ Edward Dale
                                   ---------------------------------------------
                                   Edward Dale, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Theodore A. Greenberg
                                   ---------------------------------------------
                                   Theodore A. Greenberg, Chief Financial
                                   Officer (Principal Accounting Officer),
                                   Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 23, 2013
                                                        30DC , Inc.
                                          --------------------------------------


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