Form 10-Q
period 2013-09-30
30DC, INC.
filed 2014-01-14
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2013

                                       or

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
            ---------------------------------------------------------
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

            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes[___]                    No[_x_]

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

                                            Yes[___]                    No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of January 14, 2014, the number of shares outstanding of the registrant's class of common stock was 87,413,464.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                2

         Condensed Consolidated Balance Sheets as of September 30, 2013
         (Unaudited) and June 30, 2013                                      3

         Condensed Consolidated Statements of Operations (Unaudited) for
         the Three Months Ended September 30, 2013 and 2012                 4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the Three Months Ended September 30, 2013 and 2012                 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk          16

Item 4. Controls and Procedures                                             16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3. Defaults upon Senior Securities                                     18

Item 4. Mine Safety Disclosures                                             18

Item 5. Other Information                                                   18

Item 6. Exhibits                                                            19

Signatures                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                        September               June
                                                                                        30, 2013              30, 2013
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       640,494     $          116,650
         Restricted Cash                                                                     211,456                 47,984
         Accrued Commissions Receivable                                                       13,537                 32,035
         Accounts Receivable                                                                 729,167                 26,114
         Prepaid Expenses                                                                      7,309                  3,648
         Assets of Discontinued Operations                                                    73,604                 72,458
                                                                                     ----------------    -------------------

                Total  Current Assets                                                      1,675,567                298,889

Property and Equipment, Net                                                                   22,508                 23,045
Intangible Assets, Net                                                                       269,500                286,000
Goodwill                                                                                   2,252,849              2,252,849
                                                                                     ----------------    -------------------

                Total Assets                                                         $     4,220,424     $        2,860,783
                                                                                     ================    ===================


Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                            $       732,212     $          514,294
         Accrued Expenses and Refunds                                                        888,886                374,219
         Deferred Revenue                                                                    108,590                 23,649
         Due to Related Parties                                                              685,376                924,057
         Liabilities of Discontinued Operations                                              268,452                303,358
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,683,516              2,139,577
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,683,516              2,139,577
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                87,313,464 and 86,986,939 issued and outstanding respectively                 87,313                 86,987
         Paid in Capital                                                                   3,959,007              3,880,469
         Accumulated Deficit                                                              (2,406,554)            (3,143,392)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                 1,536,908                721,206
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     4,220,424     $        2,860,783
                                                                                     ================    ===================

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                  30DC, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Operations
                                               Three Months Ended September 30
                                                          Unaudited

                                                                                           2013                 2012
                                                                                      ---------------     ------------------
Revenue

        Commissions                                                                   $       19,306      $         103,817
        Subscription Revenue                                                                  96,739                118,237
        Products and Services                                                              1,923,905                 86,105
        Seminars and Mentoring                                                                     -                141,580
                                                                                      ---------------     ------------------

                   Total Revenue                                                           2,039,950                449,739

Operating Expenses                                                                         1,390,377                490,917
                                                                                      ---------------     ------------------

Operating Income (Loss)                                                                      649,573                (41,178)

Other Income

        Forgiveness of Debt                                                                   87,253                      -
                                                                                      ---------------     ------------------

                   Total Other Income                                                         87,253                      -
                                                                                      ---------------     ------------------

Income (Loss) From Continuing Operations                                                     736,826                (41,178)

Income (Loss) From Discontinued Operations                                                        12                 (5,017)
                                                                                      ---------------     ------------------

Net Income (Loss)                                                                     $      736,838      $         (46,195)
                                                                                      ===============     ==================

Weighted Average Common Shares Outstanding
Basic                                                                                     87,069,922             73,352,334
Diluted                                                                                   87,454,537             73,352,334
Earnings Per Common Share  (Basic)
     Continuing Operations                                                            $         0.01      $           (0.00)
     Discontinued Operations                                                                    0.00                  (0.00)
Net Income (Loss) Per Common Share                                                    $         0.01      $           (0.00)

Earnings Per Common Share  (Diluted)
     Continuing Operations                                                            $         0.01      $           (0.00)
     Discontinued Operations                                                                    0.00                  (0.00)
Net Income (Loss) Per Common Share                                                    $         0.01      $           (0.00)



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                            Three Months Ended September 30
                                                       Unaudited
                                                                                        2013               2012
                                                                                   ---------------    ----------------

Cash Flows from Operating Activities:
    Net Income (Loss)                                                              $      736,838     $       (46,195)
    (Income) Loss From Discontinued Operations                                                (12)              5,017

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used) In Operations
        Depreciation and Amortization                                                      20,335               9,182
        Equity Based Payments To Non-Employees                                                  -              45,000
        Equity Based Payments To Employees                                                 24,764                   -
        Gain on Debt Forgiveness                                                          (87,253)                  -

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                  (163,472)           (244,281)
        Accrued Commissions Receivable                                                     18,498             (54,651)
        Accounts Receivable                                                              (703,053)            152,516
        Prepaid Expenses                                                                   (3,661)             (2,684)
        Accounts Payable                                                                  353,171             343,418
        Accrued Expenses and Refunds                                                      514,667            (836,483)
        Deferred Revenue                                                                   84,941            (130,158)
        Due to Related Parties                                                           (238,681)             48,730
                                                                                   ---------------    ----------------

                  Net Cash Provided By (Used in) Operating Activities                     557,082            (710,589)
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (3,298)             (4,466)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (3,298)             (4,466)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                              (29,940)            (12,705)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                (29,940)            (12,705)
                                                                                   ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents                                          523,844            (727,760)
Cash and Cash Equivalents - Beginning of Period                                           116,650           1,031,167
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $      640,494     $       303,407
                                                                                   ===============    ================

Supplemental  Disclosures  of Non Cash  Financing  Activity Cash paid during the period for:
        Interest                                                                   $       25,211     $         1,024
        Income taxes                                                                            -                   -

Common Stock Issued to Settle Liabilities                                          $       54,100     $             -




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2014 or any other period. In addition, the balance sheet data at June 30, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2013 included in the Company's annual report on Form 10-K which was filed on December 23, 2013.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC, Inc., Delaware, ("30DC DE").

REVENUE RECOGNITION

The Company offers customers the option to purchase its digital products for a single payment or for a higher price consisting of a down payment and additional payments over a period of time which can be as long as one year. The Company deems the sale to have occurred at the time of initial purchase and records the full amount paid and/or due from a customer as revenue. Typically customers are offered a period to review the product and request a refund and if a refund is requested the company reverses the revenue which was recorded at the time of the sale. The Company has recorded a liability for future refunds and reduced revenue by that amount. If a customer defaults on an additional payment, the customer loses access to the digital product. Based upon its past experience with extended payment plans, the Company has estimated the number of future defaulted payments and has reduced revenue and accounts receivable by that amount.

NOTE 2. GOING CONCERN
---------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2013, the Company had a working capital deficit of approximately $1,008,000 and had accumulated losses of approximately $2,407,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In August 2013, the Company relaunched MagCast with a large-scale promotion for which approximately 75% of sales were through affiliates. The Company does not expect to have a promotion of this scale more than once per year. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. ACQUISITION AND PRO FORMA FINANCIAL INFORMATION
-------------------------------------------------------

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

The following unaudited consolidated pro forma information gives effect to the Netbloo acquisition as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.


                                                  Three Months Ended September
                                                            30, 2012
                                                          (Unaudited)
                                                 -------------------------------

Revenues                                                              $ 465,497
Operating Expenses                                                      554,969
                                                 -------------------------------
Loss from Continuing Operations                                         (89,472)
Loss from Discontinued Operations                                        (5,017)
                                                 -------------------------------
Net Loss                                                              $ (94,489)
                                                 ===============================
Basic and Diluted Loss Per Share                                      $   (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                                            86,839,697

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)


Results of Discontinued Operations for the


                                    Three Months Ended   Three Months Ended
                                    September 30, 2013   September 30, 2012
                                   -------------------- --------------------
Revenues                           $                 -  $               -
Operating expenses                               1,930              4,184
Loss from operations                            (1,930)            (4,184)
Forgiveness of debt                                796                  -
Unrealized gain on marketable
 securities                                      1,146               (833)
                                   -------------------- --------------------

Net (loss) income                  $                12  $          (5,017)
                                   ==================== ====================


Assets and Liabilities of Discontinued Operations as of

                                              September 30, 2013   June 30, 2013
                                             -------------------- --------------
ASSETS

Marketable securities                        $            73,604  $       72,458
                                             -------------------- --------------
Total assets of discontinued operations      $            73,604  $       72,458
                                             ==================== ==============


LIABILITIES

Accounts payable                             $            78,872  $       80,028
Accrued expenses                                          66,095          67,375
Notes payable                                             92,050         102,020
Due to related parties                                    31,435          53,935
                                             -------------------- --------------
Total liabilities of discontinued operations $           268,452  $      303,358
                                             ==================== ==============

Notes Payable

Included in liabilities of discontinued operations at September 30, 2013 and June 30, 2013 are $92,050 and $102,051 respectively (including $-0- and $31 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the three months ended September 30, 2013 and September 30, 2012 the Company incurred interest expense on notes payable of $1,897 and $3,582 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

At September 30, 2013, due to related parties totaled $685,376. This mainly consisted of $5,955 due to Marillion Partnership under its contractor agreement which includes the services of Edward Dale as the Company's CEO, $7,081 due to Raine Ventures under its contractor agreement which includes the services of Dan Raine serving as the Company's Vice President of Business Development, $70,915 due to Netbloo Media, Ltd. for earnings from the collaborative arrangement prior to 30DC acquiring Netbloo's 50% interest in the MagCast JV (note 3), $25,500 accrued for directors' fees for services of non-executive directors and $571,000 due to Theodore A. Greenberg, CFO and director, for compensation.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 6. INCOME TAXES
--------------------

As of June 30, 2013, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,277,400, which begin to expire in 2030. For income tax purposes, net income for the three month period ended September 30, 2013 is completely offset by the net operating loss carryovers; accordingly no income tax provision has been provided. For future periods, the U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

NOTE 7. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the three months ended September 30, 2013, the Company issued common stock as follows:

300,000 shares of common stock to Michael A. Littman as payment for $78,000 included in accounts payable. The Company recorded $30,000 of forgiveness of debt for this transaction which is included as other income in the Statement of Operations. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

The Company also recorded $57,253 of forgiveness of debt for reduced cash payment of $95,453 ($96,500 AUD) over a 10 month period to settle an outstanding liability of $152,706 to an Australian law firm which originated prior to 30DC's transaction with Infinity in 2010 and was previously included in accounts payable.

26,525 shares of common stock to a creditor as full payment for a note payable and accrued interest totaling $6,896. The Company recorded $796 of forgiveness of debt for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

WARRANTS

Information relating to outstanding warrants is as follows:

                                                                      Weighted
                                                      Weighted         Average
                                       Number         Average         Remaining
                                         of           Exercise        Contract
                                       Shares          Price        Life (years)
                                   ---------------------------------------------
Outstanding warrants at 06/30/13       3,401,522        $ 0.50            2.30
Granted                                        -             -               -
Exercised                                      -             -               -
Forfeited/expired                              -             -               -
Outstanding warrants at 9/30/13        3,401,522          0.50            2.05

Exercisable on 9/30/13                 3,401,522          0.50            2.05

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 8.  STOCK BASED COMPENSATION PLANS
---------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $24,764 for the three months ended September 30, 2013 for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.



Further information relating to stock options is as follows:

                                                                      WEIGHTED
                                                      WEIGHTED        AVERAGE
                                       NUMBER         AVERAGE        REMAINING
                                         OF           EXERCISE        CONTRACT
                                       SHARES          PRICE        LIFE (YEARS)
                                   ---------------------------------------------
Outstanding options at 06/30/13         3,600,000        $ 0.18            8.61
Granted                                         -             -               -
Exercised                                       -             -               -
Forfeited/expired                               -             -               -
Outstanding options at 9/30/13          3,600,000          0.18            8.36

Exercisable on 9/30/13                  1,600,000          0.31            7.52

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $60,000 at September 30, 2013. Total intrinsic value of options exercised was $0 for the three months ended September 30, 2013 as no options were exercised during this period.

At September 30, 2013, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.




















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)



NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                        Three Months Ended    Three Months Ended
                                        September 30, 2013    September 30, 2012
                                        ------------------    ------------------


Related Party Contractor Fees (1)       $         222,009     $         200,697
Officer's Salary                                   62,382                50,000
Directors' Fees                                    39,882                     -
Independent Contractors                           138,419                84,552
Commission Expense                                719,348                27,546
Professional Fees                                  34,829                29,109
Credit Card Processing Fees                       101,613                12,305
Telephone and Data Lines                           11,614                27,557
Other Operating Costs                              60,281                59,151
                                        ------------------    ------------------

Total Operating Expenses                $       1,390,377     $         490,917
                                        ==================    ==================

----------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform


NOTE 10.  SUBSEQUENT EVENTS
--------------------------

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

OVERVIEW

30DC Inc. (Delaware) ("30DC DE") was incorporated on October 17, 2008 in the state of Delaware and prior to July 15, 2009, 30DC DE had no active business operations. On July 15, 2009, 30DC acquired the business of the "30 Day Challenge" and "Immediate Edge" from two of 30DC's founding shareholders as part of a plan to consolidate their business operations. 30 Day Challenge began in 2005 by offering a free online ecommerce training program. . Immediate Edge began in 2007 offering an online education program subscription service offering high-end internet marketing instruction and strategies for experienced online commerce practitioners.

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the
"Agreement") with 30DC DE, and the Shareholders of 30DC DE. ("30DC DE Shareholders"). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The shareholders of 30DC DE received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Upon closing Edward Dale was appointed to the Infinity Board of Directors and named Chief Executive Officer of Infinity which was subsequently renamed 30DC, Inc. (Maryland) ("30DC"). Infinity, as a result of the transaction, became the sole outstanding shareholder of 100% of the outstanding common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. As of the date of the transaction, Infinity discontinued its historical operations and the business of 30DC DE is now the business of 30DC.

In May of 2012 the Company signed a Joint Venture Agreement ("JV Agreement") with Netbloo Media. Ltd.for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commissions of 50% of gross revenue for those sales to the affiliate responsible for the sale. All MagCast sales revenue was recorded gross by the Company and commission expense was recorded for the amount due to Netbloo which was 50% of revenue reduced by affiliate commissions and other allowable costs.

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

The Company has continued to update the MagCast platform and released version 4 in the summer of 2013 which enabled customer to offer a version of their magazine tailored for the IPhone which significantly expanded the potential number of magazine readers. The Company now offers ancillary services to assist customers in creating their Apps and provides customers with training in developing and marketing their digital publications.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012.

During the three months ended September 30, 2013, 30DC, Inc. recognized revenues of $2,039,950 from its operations compared to $449,739 during the three months ended September 30, 2012. Revenues of the Company were from the following sources during the three months ended September 30, 2013 compared to September 30, 2012.

                           Three Months Ended Three Months Ended  Increase or
                           September 30, 2013 September 30, 2012   (Decrease)
                           ------------------ ------------------ -------------
Revenue
  Commissions              $          19,306  $         103,817  $   (84,511)
  Subscription Revenue                96,739            118,237      (21,498)
  Products and Services            1,923,905             86,105    1,837,800
  Seminars and Mentoring                   -            141,580     (141,580)
                           ------------------ ------------------ -------------
   Total Revenues          $       2,039,950  $         449,739  $ 1,590,211
                           ------------------ ------------------ -------------

The Company earns commissions for products sold by third parties to customers referred by the Company. The $84,511 decrease in commission revenue during the three months ended September 30, 2013 compared to the three months ending September 30, 2012 was the result of commissions earned from a successful third party product in 2012 which did not repeat in 2013.

The $21,498 decrease in subscription revenue was due to a decrease in the average number of monthly subscribers to the Immediate Edge. For the three months ended September 30, 2013 the Immediate Edge active subscriber base averaged 450 per month and for the three months ended September 30, 2012 the Immediate Edge active subscriber base averaged 343 per month.

The $1,837,800 increase in products and services revenue was primarily due to the approximately $1,875,000 in sales of the MagCast Publishing Platform during the quarter ended September 30, 2013, compared to the approximately $65,000 in MagCast sales in the quarter ended September 30, 2012. The large increase in sales resulted from a relaunch promotion in August 2013 of which approximately

75% of sales where though affiliates who earned affiliate commissions and affiliate bonuses. The Company has no future relaunches planned during the remainder of the fiscal year ending June 30, 2014.

The $141,580 decrease in seminars and mentoring income resulted from phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the three months ended September 30, 2013, the Company incurred $1,390,377 in operational expenses compared to $490,917 during the three months ended September 30, 2012. Operational expenses during the three months ended September 30, 2013 and 2012, include the following categories:

                              Three Months Ended Three Months Ended  Increase or
                              September 30, 2013 September 30, 2012   Decrease
                              ------------------ ------------------ ------------
Accounting Fees               $        22,207    $        20,000    $     2,207
Credit Card Processing Fees           101,613             12,305         89,308
Commissions                           719,348             27,546        691,802
Independent Contractors               138,419             84,552         53,867
Depreciation and Amortization          20,335              9,182         11,153
Directors' Fees                        39,882                  -         39,882
Internet Expenses                      20,410             20,642           (232)
Legal Fees                             12,622              9,109          3,513
Officer's Salaries                     62,382             50,000         12,382
Related Party Contractors             222,009            200,697         21,312
Telephone and Data Lines               11,614             27,557        (15,943)
Travel & Entertainment                    632             12,297        (11,665)
Other Operating Expenses               18,904             17,030          1,874
                              ------------------ ------------------ ------------

Total Operating Expenses      $     1,390,377    $       490,917    $   899,460
                              ================== ================== ============

The increase of $89,308 in credit card processing fees resulted from the increase in sales of products and services of $1,837,800 in the September 2013 quarter compared to the September 2012 quarter. Credit card fees on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized.

The increase of $691,802 in commissions resulted from the increase in sales of products and services of $1,837,800 in the September 2013 quarter compared to the September 2012 quarter. Commissions on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized. Approximately 75% of sales during the August 2013 MagCast relaunch were subject to affiliate commissions and approximately $126,000 in bonuses were earned by affiliates for referral and sales contests during the relaunch.

The increase of $53,867 in independent contractors is primarily due to the approximately $17,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform, approximately $10,000 cost for an affiliate manager who was contracted to help with the affiliate program related to the MagCast promotional relaunch, approximately $8,000 for a contractor who helped during the annual offering of the free Challenge program and $18,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base.

The increase of $11,153 in depreciation and amortization is due to $16,500 in amortization of intangible assets from the asset acquisition in October 2012 offset by a decrease in depreciation of approximately $5,400 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $39,882 in directors' fees includes $12,382 for the September 30, 2013 quarter portion of expense related to stock options previously issued to Henry Pinskier, a director and chairman of the Company which is being amortized on a straight-line basis over the vesting period. In September 2013 the Company's board approved directors' fees for non-executive directors in the total amount of $110,000 per year of which $27,500 was an expense the September 2013 quarter.

The increase of $12,382 in officer's salaries is for the value of stock options previously issued to Theodore A. Greenberg, chief financial officer and a director of the Company a portion of which was expensed in the September 2013 quarter.

Related Party Contractor Fees consist of payments to Marillion Partnership and Raine Ventures, LLC under contracts for services which include Ed Dale acting as 30DC's Chief Executive Officer and Dan Raine acting as 30DC's Vice President of Business Development as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $21,312 net increase results from $75,000 for Netboo which started in October 2012 offset by, approximately $37,000 decrease in the amount paid to GHL, Group, Ltd. which was due to $45,000 in stock issued to GHL in the September 2012 quarter and approximately $15,000 less paid the Marillion Partnership which resulted from a change in the AU/USD exchange rate.

The $15,943 decrease in telephone and date lines expense is primarily due to an approximate $8,000 decrease in the contracted amount with Telstra AU and approximately $4,000 because a telephone contract for $6,000 per quarter, paid in advance, is now being recognized as prepaid expense for the amount prepaid beyond the end of the September 2013 quarter.

Travel and Entertainment decreased by $11,655 due to limited travel in the September 2013 quarter. In the September 2012 quarter, Edward Dale made a number of trips to present and sell MagCast at conferences sponsored by affiliates.

During the three months ended September 30, 2013, the Company recognized net income from continuing operations of $736,826 compared to a net loss of ($41,118) during the three months ended September 30, 2013. The increased net income of $777,944 was primarily due to the increase in revenues of $1,590,211 offset by the increase in operating expenses of $899,460.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $640,494 at September 30, 2013 and the Company had a working capital deficit of $1,007,949. At November 30, 2013 the Company had a working capital deficit of approximately $1,323,000.To fund working capital in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, an increase in monthly license subscriptions for Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines.

Included in liabilities of discontinued operations at September 30, 2013 is $92,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the three month period ended September 30, 2013, operating activities provided the Company with $557,082. During the three month period ended September 30, 2012, Company used $710,589 in operations. The increase of $1,267,661 provided by operating activities was a combination of the increase of in net income from continuing operations of approximately $796,000, and payment of significant accrued commissions from the June 2012 MagCast launch in the September 2012 quarter.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2013, the Company has a working capital deficit of approximately $1,008,000 and has accumulated losses of approximately $2,407,000 since its inception. At November 30, 2013 the Company had a working capital deficit of approximately $1,323,000. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which has become an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief

Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period July 1, 2013 through September 30, 2013 the Company issued the following equity securities;

On August 24, 2013, 26,525 shares of common stock were issued to a creditor as full payment for a note payable and accrued interest totaling $6,896. The Company recorded $796 of forgiveness of debt for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

On September 9, 2013, the Company issued 300,000 common shares to Michael A. Littman as payment for $78,000 included in accounts payable. The Company recorded $30,000 of forgiveness of debt for this transaction which is included as other income in the Statement of Operations. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at September 30, 2013 is $92,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

----------------- -- -----------------------------------------------------------
  EXHIBIT NO.                             DESCRIPTION
----------------- -- -----------------------------------------------------------
31.1                 Section 302 Certification - CEO
----------------- -- -----------------------------------------------------------
31.2                 Section 302 Certification - CFO
----------------- -- -----------------------------------------------------------
32.1                 Section 906 Certification - CEO
----------------- -- -----------------------------------------------------------
32.2                 Section 906 Certification - CFO
----------------- -- -----------------------------------------------------------
101.INS              XBRL Instance Document (1)
----------------- -- -----------------------------------------------------------
101.SCH              XBRL Taxonomy Extension Schema Document (1)
----------------- -- -----------------------------------------------------------
101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.DEF              XBRL Taxonomy Extension Definition Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.LAB              XBRL Taxonomy Extension Label Linkbase Document (1)
----------------- -- -----------------------------------------------------------
101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (1)
----------------- -- -----------------------------------------------------------
--------------------------------------------------------------------------------
     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   30DC, INC.
                           --------------------------
                                   Registrant

Dated: January 14, 2014                       By:/s/ Edward Dale
                                              ----------------------------------
                                              Edward Dale
                                              Principal Executive Officer
                                              Chief Executive Officer
                                              President


Dated: January 14, 2014                       By:/s/ Theodore A. Greenberg
                                              ----------------------------------
                                              Theodore A. Greenberg,
                                              Principal Accounting Officer
                                              Chief Financial Officer