Form 10-Q
period 2013-12-31
30DC, INC.
filed 2014-02-07
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended December 31, 2013

                                       or

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                    16-1675285
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
           ----------------------------------------------------------
               Registrant's telephone number, including area code

           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of February 7, 2014, the number of shares outstanding of the registrant's class of common stock was 87,413,464.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements                                                  2

         Condensed Consolidated Balance Sheets as of December 31, 2013
         (Unaudited) and June 30, 2013                                        3

         Condensed Consolidated Statements of Operations (Unaudited) for
         the Six Months and Three Months Ended December 31, 2013 and 2012     4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended December 31, 2013 and 2012                      5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

Item 4. Controls and Procedures                                               18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults upon Senior Securities                                       20

Item 4. Mine Safety Disclosures                                               20

Item 5. Other Information                                                     20

Item 6. Exhibits                                                              21

Signatures                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                        December                June
                                                                                        31, 2013              30, 2013
                                                                                     ----------------    -------------------
                                                                                        Unaudited
ASSETS

Current Assets

         Cash and Cash Equivalents                                                   $       144,721     $          116,650
         Restricted Cash                                                                     187,609                 47,984
         Accrued Commissions Receivable                                                        2,000                 32,035
         Accounts Receivable                                                                 237,596                 26,114
         Prepaid Expenses                                                                      8,138                  3,648
         Assets of Discontinued Operations                                                    89,833                 72,458
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        669,897                298,889

Property and Equipment, Net                                                                   21,638                 23,045
Intangible Assets, Net                                                                       253,000                286,000
Goodwill                                                                                   2,252,849              2,252,849
                                                                                     ----------------    -------------------

                Total Assets                                                         $     3,197,384     $        2,860,783
                                                                                     ================    ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable                                                            $       297,168     $          514,294
         Accrued Expenses and Refunds                                                        673,636                374,219
         Deferred Revenue                                                                    123,849                 23,649
         Due to Related Parties                                                              699,342                924,057
         Liabilities of Discontinued Operations                                              226,009                303,358
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,020,004              2,139,577
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,020,004              2,139,577
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                87,413,464 and 86,986,939 issued and outstanding respectively                 87,413                 86,987
         Paid in Capital                                                                   4,005,671              3,880,469
         Accumulated Deficit                                                              (2,812,846)            (3,143,392)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                 1,177,380                721,206
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     3,197,384     $        2,860,783
                                                                                     ================    ===================


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                   30DC, INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Operations
                                                           Unaudited

                                                          For the Three Months Ended             For the Six Months Ended
                                                                 December 31,                          December 31,
                                                          2013                 2012               2013              2012
                                                     ----------------    ------------------   --------------    --------------
Revenue
        Commissions                                  $        12,979              $ 60,147         $ 32,285         $ 163,964
        Subscription Revenue                                  96,841               136,916          193,580           255,153
        Products and Services                                194,991               319,853        2,118,896           405,958
        Seminars and Mentoring                                     -                85,504                -           227,084
                                                     ----------------    ------------------   --------------    --------------

                   Total Revenue                             304,811               602,420        2,344,761         1,052,159

Operating Expenses                                           729,325               794,250        2,119,702         1,285,167
                                                     ----------------    ------------------   --------------    --------------

Operating Income (Loss)                                     (424,514)             (191,830)         225,059          (233,008)

Other Income

        Forgiveness of Debt                                    6,260                 8,746           93,513             8,746
                                                     ----------------    ------------------   --------------    --------------

                   Total Other Income                          6,260                 8,746           93,513             8,746
                                                     ----------------    ------------------   --------------    --------------

Income (Loss) From Continuing Operations                    (418,254)             (183,084)         318,572          (224,262)

Income (Loss) From Discontinued Operations                    11,962                (3,957)          11,974            (8,974)
                                                     ----------------    ------------------   --------------    --------------

Net Income (Loss)                                    $      (406,292)    $        (187,041)   $     330,546     $    (233,236)
                                                     ================    ==================   ==============    ==============

Weighted Average Common Shares Outstanding
Basic                                                     87,376,507             83,550,967      87,223,215        78,451,650
Diluted                                                   87,376,507             83,550,967      87,723,215        78,451,650
Earnings Per Common Share  (Basic)
     Continuing Operations                           $         (0.00)    $           (0.00)   $        0.00     $       (0.00)
     Discontinued Operations                                    0.00                 (0.00)            0.00             (0.00)
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $        0.00     $       (0.00)

Earnings Per Common Share  (Diluted)
     Continuing Operations                           $         (0.00)    $           (0.00)   $        0.00     $       (0.00)
     Discontinued Operations                                    0.00                 (0.00)            0.00             (0.00)
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $        0.00     $       (0.00)



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                              Six Months Ended December 31
                                                       Unaudited
                                                                                           2013                   2012
                                                                                     -----------------     --------------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                                $        330,546      $          (233,236)
    (Income) Loss From Discontinued Operations                                                (11,974)                   8,974

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used) In Operations
         Depreciation and Amortization                                                         41,008                   25,988
         Equity Based Payments To Non-Employees                                                     -                   47,000
         Equity Based Payments To Employees                                                    49,528                  104,100
         Gain on Debt Forgiveness                                                             (93,513)                  (8,746)

     Changes in Operating Assets and Liabilities
         Restricted Cash                                                                     (139,625)                 (74,874)
         Accrued Commissions Receivable                                                        30,035                    4,651
         Accounts Receivable                                                                 (211,482)                 129,887
         Prepaid Expenses                                                                      (4,490)                       -
         Accounts Payable                                                                     (75,613)                  89,654
         Accrued Expenses and Refunds                                                         299,417                 (804,830)
         Deferred Revenue                                                                     100,200                 (219,565)
         Due to Related Parties                                                              (224,715)                 137,036
                                                                                     -----------------     --------------------
                     Net Cash Provided By (Used in) Operating Activities                       89,322                 (793,961)
                                                                                     -----------------     --------------------

Cash Flows from Investing Activities
         Purchases of Property and Equipment                                                   (6,601)                 (10,758)
                                                                                     -----------------     --------------------
                     Net Cash Used in Investing Activitities                                   (6,601)                 (10,758)
                                                                                     -----------------     --------------------

Cash Flows from Discontinued Operations
         Cash Flows From Operating Activities                                                 (54,650)                 (27,210)
                                                                                     -----------------     --------------------
                     Net Cash Used in Discontinued Operations                                 (54,650)                 (27,210)
                                                                                     -----------------     --------------------

Increase (Decrease) in Cash and Cash Equivalents                                               28,071                 (831,929)
Cash and Cash Equivalents - Beginning of Period                                               116,650                1,031,167
                                                                                     -----------------     --------------------
Cash and Cash Equivalents - End of Period                                            $        144,721      $           199,238
                                                                                     =================     ====================

Supplemental  Disclosures  of Non Cash  Financing  Activity Cash paid during the period for:
         Interest                                                                    $         30,796      $             1,790
         Income taxes                                                                             600                        -

Common Stock Issued to Settle Liabilities                                            $        104,690      $                 -

Common Stock Issued for Asset Acquisition:

         Customer Lists                                                              $              -      $            75,000
         Software                                                                                   -                  255,000
         Goodwill                                                                                   -                  748,989

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)


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

For an additional charge, the Company offers customers ancillary services which are not required to be purchased with a product. These services include additional technical support and/or specific product services. The Company recognizes revenue when the service is completed; receipts for services which have not been completed are included in deferred revenue.

NOTE 2. GOING CONCERN
---------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2013, the Company had a working capital deficit of approximately $1,350,000 and had accumulated losses of approximately $2,813,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In August 2013, the Company relaunched MagCast with a large-scale promotion for which approximately 75% of sales were through affiliates. The Company does not expect to have a promotion of this scale more than once per year. Until the Company achieves sustained

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                                                Six Months Ended December 31,
                                                            2012
                                                        (Unaudited)
                                               -------------------------------

Revenues                                       $                    1,067,917
Operating Expenses                                                  1,354,719
Other Income                                                            8,746
                                               -------------------------------
Loss from Continuing Operations                                     (278,056)
Loss from Discontinued Operations                                     (8,974)
                                               -------------------------------
Net Loss                                       $                    (287,030)
                                               ===============================
Basic and Diluted Loss Per Share               $                       (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                                          86,881,252

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

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

Results of Discontinued Operations for the
                                               Six Months Ended             Six Months Ended
                                              December 31, 2013            December 31, 2012
                                           -------------------------    -------------------------
Revenues                                   $                      -     $                      -
Operating expenses                                            6,197                        8,141
Loss from operations                                        (6,197)                      (8,141)
Forgiveness of debt                                             796                            -
Unrealized gain on marketable securities                     17,375                        (833)
                                           -------------------------    -------------------------
Net (loss) income                          $                 11,974     $                (8,974)
                                           =========================    =========================

                                              Three Months Ended           Three Months Ended
                                              December 31, 2013            December 31, 2012
                                           -------------------------    -------------------------
Revenues                                   $                      -     $                      -
Operating expenses                                            4,267                        3,957
Loss from operations                                        (4,267)                      (3,957)
Unrealized gain on marketable securities                     16,229                            -
                                           -------------------------    -------------------------
Net (loss) income                          $                 11,962     $                (3,957)
                                           =========================    =========================

Assets and Liabilities of Discontinued Operations as of

                                                 December 31, 2013    June 30, 2013
                                                ------------------- ------------------
ASSETS

Marketable securities                           $          $89,833  $          72,458
                                                ------------------- ------------------
Total assets of discontinued operations         $           89,833  $          72,458
                                                =================== ==================


LIABILITIES

Accounts payable                                $           73,258  $          80,028
Accrued expenses                                            59,298             67,375
Notes payable                                               70,050            102,020
Due to related parties                                      23,403             53,935
                                                ------------------- ------------------
Total liabilities of discontinued operations    $          226,009  $         303,358
                                                =================== ==================

Notes Payable

Included in liabilities of discontinued operations at December 31, 2013 and June 30, 2013 are $70,050 and $102,051 respectively (including $-0- and $31 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date. For the six months ended December 31, 2013 and December 31, 2012 the Company incurred interest expense on notes payable of $6,100 and $7,013 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

At December 31, 2013, due to related parties totaled $699,342. This mainly consisted of $4,437 due to Raine Ventures under its contractor agreement which includes the services of Dan Raine serving as the Company's Vice President of Business Development, $40,915 due to Netbloo Media, Ltd. for earnings from the collaborative arrangement prior to 30DC acquiring Netbloo's 50% interest in the MagCast JV (note 3), $42,050 accrued for directors' fees for services of non-executive directors and $612,000 due to Theodore A. Greenberg, CFO and director, for compensation.

NOTE 6. INCOME TAXES
--------------------

As of June 30, 2013, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,277,400, which begin to expire in 2030. For income tax purposes, net income for the six month period ended December 31, 2013 is completely offset by the net operating loss carryovers; accordingly no income tax provision has been provided. For future periods, the U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

NOTE 7. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the six months ended December 31, 2013, the Company issued common stock as follows:

300,000 shares of common stock to Michael A. Littman as payment for $78,000 included in accounts payable. The Company recorded $30,000 of forgiveness of debt for this transaction which is included as other income in the Statement of Operations. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

The Company also recorded $57,253 of forgiveness of debt for reduced cash payment of $95,453 ($96,500 AUD) over a 10 month period to settle an outstanding liability of $152,706 to an Australian law firm which originated prior to 30DC's transaction with Infinity in 2010 and was previously included in accounts payable. The Company also recorded $6,260 of forgiveness of debt for reduced cash payment to settle final payment due the Company's prior independent auditing firm. The prior auditing firm also performed services to enable issuing an opinion for the June 30, 2012 comparative year included with the Company's June 30, 2013 Form 10K for which, as part of the settlement of the amount due, no fees were charged.

26,525 shares of common stock to a creditor as full payment for a note payable and accrued interest totaling $6,896. The Company recorded $796 of forgiveness of debt for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

100,000 shares of common stock to a creditor as full payment for a note payable and accrued interest totaling $19,794. The Company recorded $2,206 in additional interest expense for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

WARRANTS

Information relating to outstanding warrants is as follows:
                                                                     Weighted
                                                     Weighted         Average
                                      Number         Average         Remaining
                                        of           Exercise        Contract
                                      Shares          Price        Life (years)
                                   ---------------------------------------------
Outstanding warrants at 06/30/13         3,401,522        $ 0.50            2.30
Granted                                          -             -               -
Exercised                                        -             -               -
Forfeited/expired                                -             -               -
Outstanding warrants at 12/31/13         3,401,522          0.50            1.80

Exercisable on 12/31/13                  3,401,522          0.50            1.80


NOTE 8.  STOCK BASED COMPENSATION PLANS
---------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $49,528 and $104,100 for the six months ended December 31, 2013 and December 31, 2012 respectively and $24,764 and $104,100 for the three months ended December 31, 2013 and December 31, 2012 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

                                                                   WEIGHTED
                                                   WEIGHTED        AVERAGE
                                    NUMBER         AVERAGE        REMAINING
                                      OF           EXERCISE        CONTRACT
                                    SHARES          PRICE        LIFE (YEARS)
                                  ---------------------------------------------
Outstanding options at 06/30/13        3,600,000        $ 0.18            8.61
Granted                                        -             -               -
Exercised                                      -             -               -
Forfeited/expired                              -             -               -
Outstanding options at 12/31/13        3,600,000          0.18            8.11

Exercisable on 12/31/13                1,600,000          0.31            7.27

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $10,000 at December 31, 2013. Total intrinsic value of options exercised was $0 for the three months ended December 31, 2013 as no options were exercised during this period.

At December 31, 2013, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                         Six Months Ended    Six Months Ended
                                         December 31, 2013   December 31, 2012
                                       -------------------- -------------------
Related Party Contractor Fees (1)      $           450,666  $          470,899
Officer's Salary                                   124,764             152,050
Directors' Fees                                     79,764              52,050
Independent Contractors                            287,460             193,096
Commission Expense                                 754,918             119,147
Professional Fees                                  101,374              95,441
Credit Card Processing Fees                        114,915              26,551
Telephone and Data Lines                            28,012              52,204
Other Operating Costs                              177,829             123,729
                                       -------------------- -------------------
Total Operating Expenses               $        $2,119,702  $        1,285,167
                                       ==================== ===================
--------------------------------
(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

                                    Three Months Ended      Three Months Ended
                                     December 31, 2013       December 31, 2012
                                    --------------------    --------------------
Related Party Contractor Fees (1)   $           228,657     $           270,202
Officer's Salary                                 62,382                 102,050
Directors' Fees                                  39,882                  52,050
Independent Contractors                         149,041                 108,544
Commission Expense                               35,570                  91,601
Professional Fees                                66,545                  66,332
Credit Card Processing Fees                      13,302                  14,246
Telephone and Data Lines                         16,398                  24,647
Other Operating Costs                           117,548                  64,578
                                    --------------------    --------------------
Total Operating Expenses            $           729,325     $           794,250
                                    ====================    ====================

---------------------------
(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, Raine Ventures which provides services to the Company including for Dan Raine to act as Vice President for Business Development, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

In May of 2012 the Company signed a Joint Venture Agreement ("JV Agreement") with Netbloo Media. Ltd. for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand and includes executive training modules as well as a three-month trial subscription to the Company's Immediate Edge subscription product and other bonus products. Under the terms of the JV Agreement the Company was responsible for marketing, sales and administration and Netbloo was responsible for product development. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commissions of 50% of gross revenue for those sales to the affiliate responsible for the sale. All MagCast sales revenue was recorded gross by the Company and commission expense was recorded for the amount due to Netbloo which was 50% of revenue reduced by affiliate commissions and other allowable costs.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012.

During the three months ended December 31, 2013, 30DC, Inc. recognized revenues of $304,811 from its operations compared to $602,420 during the three months ended December 31, 2012. Revenues of the Company were from the following sources during the three months ended December 31, 2013 compared to December 31, 2012.

                                                Three Months
                          Three Months Ended        Ended          Increase or
                           December 31, 2013   December 31, 2013    (Decrease)
                         -------------------- ------------------- --------------
Revenue
  Commissions            $            12,979  $           60,147  $    (47,168)
  Subscription Revenue                96,841             136,916       (40,075)
  Products and Services              194,991             319,853      (124,862)
  Seminars and Mentoring                   -              85,504       (85,504)
                         -------------------- ------------------- --------------
   Total Revenues        $           304,811  $          602,420  $   (297,609)


The Company earns commissions for products sold by third parties to customers referred by the Company. The $47,168 decrease in commission revenue during the three months ended December 31, 2013 compared to the three months ending December 31, 2012 was the result of commissions earned from a successful third party product in 2012 which did not repeat in 2013.

The $40,075 decrease in subscription revenue was due to a decrease in the average number of monthly subscribers to the Immediate Edge. For the three months ended December 31, 2013 the Immediate Edge active subscriber base averaged 355 per month and for the three months ended December 31, 2012 the Immediate Edge active subscriber base averaged 458 per month.

The $124,862 decrease in products and services revenue was primarily due to the decrease in sales of the MagCast publishing platform and related services to $171,169 during the quarter ended December 31, 2013 from $315,457 during the quarter ended December 31, 2012. In the December 2012 quarter, MagCast sales were primarily through affiliate referrals of new customers, the Company did not did not hold any affiliate promotions for MagCast during December 2013 quarter and sales were primarily additional licenses and service to existing customers.

The $85,804 decrease in seminars and mentoring income resulted from phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the three months ended December 31, 2013, the Company incurred $729,325 in operational expenses compared to $794,250 during the three months ended December 31, 2012. Operational expenses during the three months ended December 31, 2013 and 2012, include the following categories:

                              Three Months Ended Three Months Ended  Increase or
                               December 31, 2013  December 31, 2012    Decrease
                              --------------------------------------------------
Accounting Fees               $         51,600   $         47,285   $   4,315
Credit Card Processing Fees             13,302             14,246        (944)
Commissions                             35,570             91,601     (56,031)
Independent Contractors                149,041            108,544      40,497
Depreciation and Amortization           20,673             16,806       3,867
Directors Fees                          39,882             52,050     (12,168)
Internet Expenses                       24,365             17,003       7,362
Legal Fees                              14,945             19,047      (4,102)
Officer's Salaries                      62,382            102,050     (39,668)
Related Party Contractors              228,657            270,202     (41,545)
Telephone and Data Lines                16,398             24,647      (8,249)
Travel & Entertainment                  50,303             10,064      40,239
Other Operating Expenses                22,207             20,705       1,502
                              --------------------------------------------------

Total Operating Expenses      $        729,325   $        794,250   $ (64,925)
                              ==================================================

The decrease of $56,031 in commissions resulted from the decrease in sales of products and services of $124,862 in the December 2013 quarter compared to the December 2012 quarter and the fact that a higher percentage of sales in the December 2012 quarter were through affiliate relationships.

The increase of $40,497 in independent contractors is primarily due to the approximately $11,000 for a contractor who helped during the annual offering of the free Challenge program and was retained through the quarter to work on additional development projects, $18,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base, approximately $6,000 for investor relations costs and $5,000 for an analysis by a strategic marketing consultant.

The decrease of $12,168 in directors' fees results from a $52,050 charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the December 2012 quarter compared to a $12,382 charge for amortization of stock option expense over the vesting period in the December 2013 quarter and $27,500 for directors fee resulting from the Company's board approval of directors' fees for non-executive directors in the total amount of $110,000 per year in September 2013.

The decrease of $39,668 in officer's salaries results from a $52,050 charge for amortization of stock option expense over the vesting period in the December 2012 quarter compared to a $12,382 charge for amortization of stock option expense over the vesting period in the December 2013 quarter for stock options previously issued to Theodore A. Greenberg, chief financial officer and a director of the Company.

Related Party Contractor Fees consist of payments to Marillion Partnership and Raine Ventures, LLC under contracts for services which include Edward Dale acting as 30DC's Chief Executive Officer and Dan Raine acting as 30DC's Vice President of Business Development as well as the consulting contract with GHL

Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $41,545 net de results from primarily from a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform in the December 2012 quarter.

The $8,249 decrease in telephone and date lines expense is primarily due to an approximate $8,000 decrease in the contracted amount with Telstra AU.

Travel and Entertainment increased by $40,239 due to a company-wide group meeting and travel to an investor conference, both in November 2013.

During the three months ended December 31, 2013, the Company recognized a net loss from continuing operations of $418,254 compared to a net loss of ($183,084) during the three months ended December 31, 2013. The increased loss of $235,170 was primarily due to the decrease in revenues of $297,609 offset by the decrease in operating expenses of $64,925.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2013 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2012.

During the six months ended December 31, 2013, 30DC, Inc. recognized revenues of $2,344,761 from its operations compared to $1,052,159 during the six months ended December 31, 2012. Revenues of the Company were from the following sources during the six months ended December 31, 2013 compared to December 31, 2012.

                           Six Months Ended    Six Months Ended    Increase or
                           December 31, 2013   December 31, 2012   (Decrease)
                          ------------------- ------------------- -------------
Revenue
  Commissions             $           32,285  $          163,964  $   (131,679)
  Subscription Revenue               193,580             255,153       (61,573)
  Products and Services            2,118,896             405,958     1,712,938
  Seminars and Mentoring                   -             227,084      (227,084)
                          ------------------- ------------------- -------------
   Total Revenues         $        2,344,761  $        1,052,159  $  1,292,602
                          ------------------- ------------------- -------------


The Company earns commissions for products sold by third parties to customers referred by the Company. The $131,769 decrease in commission revenue during the six months ended December 31, 2013 compared to the six months ending December 31, 2012 was the result of commissions earned from a successful third party product in 2012 which did not repeat in 2013.

The $61,573 decrease in subscription revenue was due to a decrease in the average number of monthly subscribers to the Immediate Edge. For the six months ended December 31, 2013 the Immediate Edge active subscriber base averaged 349 per month and for the six months ended December 31, 2012 the Immediate Edge active subscriber base averaged 454 per month.

The $1,712,938 increase in products and services revenue was primarily due to the approximately $2,046,000 in sales of the MagCast Publishing Platform during the six months ended December 31, 2013, compared to the approximately $392,000 in MagCast sales in the six months ended December 31, 2012. The large increase in sales resulted from a relaunch promotion in August 2013 of which approximately 75% of sales where though affiliates who earned affiliate commissions and affiliate bonuses. The Company has no future relaunches planned during the remainder of the fiscal year ending June 30, 2014.

The $227,084 decrease in seminars and mentoring income resulted from phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the six months ended December 31, 2013, the Company incurred $2,119,702 in operational expenses compared to $1,285,167 during the six months ended December 31, 2012. Operational expenses during the six months ended December 31, 2013 and 2012, include the following categories:

                               Six Months Ended   Six Months Ended  Increase or
                              December 31, 2013  December 31, 2012   Decrease
                              -------------------------------------------------
Accounting Fees               $        73,807    $       67,285     $   6,522
Credit Card Processing Fees           114,915            26,551        88,364
Commissions                           754,918           119,147       635,771
Independent Contractors               287,460           193,096        94,364
Depreciation and Amortization          41,008            25,988        15,020
Directors Fees                         79,764            52,050        27,714
Internet Expenses                      44,775            37,645         7,130
Legal Fees                             27,567            28,156          (589)
Officer's Salaries                    124,764           152,050       (27,286)
Related Party Contractors             450,666           470,899       (20,233)
Telephone and Data Lines               28,012            52,204       (24,192)
Travel & Entertainment                 50,935            22,361        28,574
Other Operating Expenses               41,111            37,735         3,376
                              ------------------------------------------------

Total Operating Expenses      $     2,119,702    $    1,285,167     $ 834,535
                              ================================================

The increase of $88,364 in credit card processing fees resulted from the increase in sales of products and services of approximately $1,713,000 during the six months ended December 2013 compared to the six months ended December 2012. Credit card fees on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized.

The increase of $635,771 in commissions resulted from the increase in sales of products and services of approximately $1,713,000 during the six months ended December 2013 compared to the six months ended December 2012. Commissions on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized. Approximately 75% of sales during the August 2013 MagCast relaunch were subject to affiliate commissions and approximately $126,000 in bonuses were earned by affiliates for referral and sales contests during the relaunch.

The increase of $94,364 in independent contractors is primarily due to the approximately $19,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform, approximately $12,000 cost for an affiliate manager who was contracted to help with the affiliate program related to the MagCast promotional relaunch, approximately $21,000 for a contractor who helped during the annual offering of the free Challenge program and was retained through the quarter to work on additional development projects, $36,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base, approximately $6,000 for investor relations costs and $5,000 for an analysis by a strategic marketing consultant.

The increase of $15,020 in depreciation and amortization is due to $22,000 higher amortization of intangible assets from the asset acquisition in October 2012 in the six month period ending December 31, 2013 offset by a decrease in depreciation of approximately $7,000 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $27,714 in directors' fees is due to $55,000 in director fees for the six month period ended December 31, 2013 which resulted from the Company's board September 2013 approval of directors' fees for non-executive directors in the total amount of $110,000 per year, offset by a decrease from $52,050 to $24,382 in the amount of expense related to stock options previously issued to Henry Pinskier, a director and chairman of the Company which is being amortized on a straight-line basis over the vesting period.

The decrease of $27,286 in officer's salaries results from a decrease of $52,050 to $24,382 in the amount of expense related to stock options previously issued to Theodore A. Greenberg, chief financial officer and a director of the Company which is being amortized on a straight-line basis over the vesting period.

Related Party Contractor Fees consist of payments to Marillion Partnership and Raine Ventures, LLC under contracts for services which include Edward Dale acting as 30DC's Chief Executive Officer and Dan Raine acting as 30DC's Vice President of Business Development as well as the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $20,233 net decrease results primarily from a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform in the six months ended December 31, 2012, approximately $31,000 decrease in the amount paid to GHL, Group, Ltd. which was due to $45,000 in stock issued to GHL in the six months ended December 31, 2012 and approximately $23,000 less paid the Marillion Partnership which resulted from a change in the AU/USD exchange rate offset by from $75,000 for Netbloo which started in October 2012.

The $24,192 decrease in telephone and date lines expense is primarily due to an approximate $20,000 decrease in the contracted amount with Telstra AU and approximately $4,000 because a telephone contract for $6,000 per quarter, paid in advance, is now being recognized as prepaid expense for the amount prepaid beyond December 31, 2013.

Travel and Entertainment increased by $28,574 due to a company-wide group meeting and travel to an investor conference, both in November 2013 offset by a number of trips by Edward Dale in the six month period ended December 31, 2012 to present and sell MagCast at conferences sponsored by affiliates.

During the six months ended December 31, 2013, the Company recognized net income from continuing operations of $318,572 compared to a net loss of ($224,262) during the six months ended December 31, 2013. The increased net income of $542,834 was primarily due to the increase in revenues of $1,292,602 and $84,767 additional gain on forgiveness of debt offset by the increase in operating expenses of $834,535.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $144,721 at December 31, 2013 and the Company had a working capital deficit of $1,350,107. To fund working capital in the year ending June 30, 2014, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, an increase in monthly license subscriptions for Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines.

Included in liabilities of discontinued operations at December 31, 2013 is $70,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the six month period ended December 31, 2013, operating activities provided the Company with $89,322. During the six month period ended December 31, 2012, Company used $793,961 in operations. The increase of $883,283 provided by operating activities was a combination of the increase of in net income from continuing operations of approximately $564,000, and payment of significant accrued commissions from the June 2012 MagCast launch in the December 2012 period.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2013, the Company has a working capital deficit of approximately $1,350,000 and has accumulated losses of approximately $2,813,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which has become an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period October 1, 2013 through December 31, 2013 the Company issued the following equity securities;

On November 4, 2013, 100,000 shares of common stock were issued to a creditor as full payment for a note payable and accrued interest totaling $19,794.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at December 31, 2013 is $70,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

------------- -- ---------------------------------------------------------------
  EXHIBIT NO.                          DESCRIPTION
------------- -- ---------------------------------------------------------------
31.1             Section 302 Certification - CEO
------------- -- ---------------------------------------------------------------
31.2             Section 302 Certification - CFO
------------- -- ---------------------------------------------------------------
32.1             Section 906 Certification - CEO
------------- -- ---------------------------------------------------------------
32.2             Section 906 Certification - CFO
------------- -- ---------------------------------------------------------------
101.INS          XBRL Instance Document (1)
------------- -- ---------------------------------------------------------------
101.SCH          XBRL Taxonomy Extension Schema Document (1)
------------- -- ---------------------------------------------------------------
101.CAL          XBRL Taxonomy Extension Calculation Linkbase Document (1)
------------- -- ---------------------------------------------------------------
101.DEF          XBRL Taxonomy Extension Definition Linkbase Document (1)
------------- -- ---------------------------------------------------------------
101.LAB          XBRL Taxonomy Extension Label Linkbase Document (1)
------------- -- ---------------------------------------------------------------
101.PRE          XBRL Taxonomy Extension Presentation Linkbase Document (1)
--------------------------------------------------------------------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
--------------------------------------------------------------------------------

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


                                   30DC, INC.
                         -----------------------------
                                   Registrant

Dated: February 7, 2014                       By:/s/ Edward Dale
                                              ---------------------------------
                                              Edward Dale
                                              Principal Executive Officer
                                              Chief Executive Officer
                                              President


Dated: February 7, 2014                       By:/s/ Theodore A. Greenberg
                                              ---------------------------------
                                              Theodore A. Greenberg,
                                              Principal Accounting Officer
                                              Chief Financial Officer