Form 10-K/A
period 2013-06-30
30DC, INC.
filed 2014-03-26
CIK 1118974

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
                 ---------------------------------------------
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

----------------------------- -------  ------------------------------ ----------
Large accelerated filer         [___]  Accelerated filer                  [___]
----------------------------- -------  ------------------------------ ----------
Non-accelerated filer           [___]  Smaller reporting company          [_X_]
(Do not check if a smaller
 reporting company)
----------------------------- -------  ------------------------------ ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,119,552 as of December 31, 2012.

There were 87,413,464 shares outstanding of the registrant's Common Stock as of December 23, 2013.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1     Business                                                           4
ITEM 1 A.  Risk Factors                                                       10
ITEM 1 B.  Unresolved Staff Comments                                          16
ITEM 2     Properties                                                         17
ITEM 3     Legal Proceedings                                                  17
ITEM 4     Mine Safety Disclosures                                            17

                                     PART II

ITEM 5     Market for Registrant's Common Equity, Related Stockholder         17
           Matters and Issuer Purchases of Equity Securities
ITEM 6     Selected Financial Data                                            19
ITEM 7     Management's Discussion and Analysis of Financial Condition        19
           and Results of Operations
ITEM 7 A.  Quantitative and Qualitative Disclosures About Market Risk         26
ITEM 8     Financial Statements and Supplementary Data                        26
ITEM 9     Changes in and Disagreements with Accountants on Accounting        27
           and Financial Disclosure
ITEM 9 A.  Controls and Procedures                                            27
ITEM 9 B   Other Information                                                  29

                                    PART III

ITEM 10    Directors, Executive Officers, and Corporate Governance            29
ITEM 11    Executive Compensation                                             33
ITEM 12    Security Ownership of Certain Beneficial Owners and                38
           Management and Related Stockholder Matters
ITEM 13    Certain Relationships and Related Transactions, and                40
           Director Independence
ITEM 14    Principal Accounting Fees and Services                             41

                                     PART IV

ITEM 15    Exhibits, Financial Statement Schedules                            42
SIGNATURES                                                                    43

                                EXPLANATORY NOTE

30DC, Inc. (the "Company") is filing this Amendment to its Form 10-K filed with the Securities and Exchange Commission on December 23, 2013 for the purpose of revising Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Notes to the Financial Statements and Item 9A. - Controls and Procedures.

This Amendment does not reflect events occurring after the original filing on December 23, 2013, except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of original filing on December 23, 2013 and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

THIS FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

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

The Company holds the following Trademark Applications:

                  TRADEMARK
                 APPLICATION
    FILED           NUMBER          TRADEMARK                 STATUS
-------------- --------------- ------------------- -----------------------------
United States     85-647,512       MAGCAST APP      Notice of Publication Issued

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

MARKET INFORMATION

FISCAL YEAR ENDED JUNE 30, 2013:                  HIGH               LOW
                                               ------------      ----------
Quarter Ended September 30, 2012                  $0.10             $0.05
Quarter Ended December 31, 2012                   $0.15             $0.06
Quarter ended March 31, 2013                      $0.15             $0.05
Quarter ended June 30, 2013                       $0.09             $0.01

FISCAL YEAR ENDED JUNE 30, 2012:                  HIGH               LOW
                                               ------------      ----------
Quarter Ended September 30, 2011                  $0.60             $0.17
Quarter Ended December 31, 2011                   $0.53             $0.29
Quarter Ended March 31, 2012                      $0.36             $0.13
Quarter Ended June 30, 2012                       $0.25             $0.10


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

For the year ended June 30, 2013, the Company did not generate enough cash from operations to fully fund operation and administrative expenses which resulted in an increase in liabilities, primarily deferral of amounts due to related parties. In addition, the Company settled a number of outstanding payables by issuing common shares of the Company. If the Company does not improve the results of operations during the year ended June 30, 2014, the Company will not generate sufficient cash to pay all of its expenses as they come due. The Company expects increased revenue from further sales of MagCast Publishing Platform, including a re-launch sale in the first quarter which will be primarily through affiliates, and marketing to customers outside its historical customer base with the goal of recurring revenue through monthly licenses, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

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

                                 Year Ended        Year Ended      Increase or
                               June 30, 2013      June 30, 2012     (Decrease)
                           ------------------- ------------------ --------------
Revenue
  Commissions              $          255,374  $         203,188  $      52,186
  Subscription Revenue                516,867            609,951        (93,084)
  Products and Services               940,747          1,486,719       (545,972)
  Seminars and Mentoring              260,084            616,483       (356,399)
                           ------------------- ------------------ --------------
   Total Revenues          $        1,973,072  $       2.916,341  $    (943,269)
                           ------------------- ------------------ --------------

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

The $545,972 decrease in products and services revenue was primarily due to the timing of the re-launch promotion of the MagCast Publishing Platform. MagCast was launched in May 2012 and generated revenue of 1,239,371 during the year ended June 30, 2012, the majority of which was from a major sales launch promotion in June 2012. For the year ended June 30, 2014, the Company expects increased products and services revenue from further sales of MagCast Publishing Platform, including a re-launch sale in the first quarter which will be primarily through affiliates, and marketing to customers outside its historical customer base with the goal of recurring revenue through monthly licenses, Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines.

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
                              ================ ================= ==============

The decrease of $77,539 in accounting fees was due to a delay in the audit for the Company's June 30, 2012 year-end and an increase in fees due to multiple filings during the year ended June 30, 2012 covering a number of prior periods.

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

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

30DC offers internet marketing services and related training that help Internet companies in operating their businesses. 30DC's core business units are 30 Day and Immediate. 30 Day, with approximately 100,000 active online participants, offers a free e-commerce training program year round along with an online education subscription service and periodic premium live seminars that are targeted to experienced internet business operators. Immediate is an online educational program subscription service offering high-end Internet marketing instruction and strategies for experienced online commerce practitioners. Other revenue streams include sales of instructional courses and software tools related to internet marketing and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

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

                                                Year Ended      Year Ended
                                              June 30, 2013    June 30, 2012
                                              (Unaudited)       (Unaudited)
                                            ----------------  --------------

Revenues                                    $     1,988,830   $   2,950,189
Operating Expenses                                2,531,126       2,462,535
Other Income (Expense)                               13,427         (18,762)
                                            ----------------  --------------
Income (Loss) from Continuing Operations           (528,869)        468,892
Income (Loss) from Discontinued Operations
                                                     67,433         (22,078)
                                            ----------------  --------------
Net Income (Loss)                                  (461,436)        446,814
Foreign Currency Translation Gain                         -          18,064
                                            ----------------  --------------
Comprehensive Income (Loss)                 $      (461,436)   $    464,878
                                            ================  ==============
Basic and Diluted Income (Loss) Per Share   $         (0.01)   $       0.01
Weighted Average Shares Outstanding - Basic
& Diluted                                        86,934,233      87,994,563


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

                                           Year Ended             Year Ended
                                         June 30, 2013           June 30, 2012
                                        ---------------         --------------
Sales of MagCast Publishing Platform    $       76,457          $   1,239,371
Affiliate Commission Expense                     4,291                320,081
Transaction Fees                                 5,956                 29,412
Independent Contractors                          5,449                      -
Internet Expenses                                2,895                      -
Netbloo Commissions                             28,933                444,939
                                        ---------------         --------------
Net Profit                              $       28,933          $     444,939
                                        ===============         ==============

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

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

NOTE 8.  PROPERTY AND EQUIPMENT
-------------------------------

         PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING:

                                                 June 30, 2013  June 30, 2012
                                                 -------------  -------------
Computer and Audio Visual Equipment              $     449,884  $     437,659
Office equipment and Improvements                       68,859         68,859
                                                 -------------  -------------
                                                       518,743        506,518
Less accumulated depreciation and amortization        (495,698)      (472,418)
                                                 -------------  -------------
                                                 $      23,045  $      34,100
                                                 =============  =============

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

NOTE 9.  INTANGIBLE ASSETS
--------------------------

         INTANGIBLE ASSETS CONSISTS OF THE FOLLOWING:
                                                        June 30, 2013
                                                       ---------------
Customer Lists                                         $        75,000
Software                                                       255,000
                                                       ---------------
                                                               330,000
Less accumulated amortization                                  (44,000)
                                                       ---------------
                                                       $       286,000
                                                       ===============

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

NOTE 10.  INCOME TAXES
----------------------

The Company's income tax provision (benefit) consists of the following:

                                     Year Ended      Year Ended
                                   June 30, 2013   June 30, 2012
                                  --------------- ---------------
Federal
  Current                         $            -  $            -
  Deferred                             ( 110,800)         18,200

State and Local
  Current                         $            -  $            -
  Deferred                                (6,600)          1,200

Change in valuation allowance            117,400         (19,400)
                                  --------------- ---------------
Income tax provision (benefit)    $            -  $            -
                                  =============== ===============

Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at June 30, 2013 and June 30, 2012 are as follows:
                                                  Year Ended      Year Ended
                                                June 30, 2013   June 30, 2012
                                               --------------- ---------------
Deferred tax asset
  Net operating loss carryforward - Federal    $      434,300  $      384,400
  Net operating loss carryforward - State               9,600           6,600
 Intangible Asset Amortization                          9,400               -
 Fixed asset depreciation                              12,400          21,500
 Accrued expenses                                     222,400         158,200
                                               --------------- ---------------
Total deferred tax asset                              688,100         570,700
Less valuation allowance                             (688,100)       (570,700)
                                               --------------- ---------------

Total net deferred tax asset                   $            -  $            -
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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013

Further information relating to warrants is as follows:
                                                                    WEIGHTED
                                                    WEIGHTED        AVERAGE
                                     NUMBER         AVERAGE        REMAINING
                                       OF           EXERCISE        CONTRACT
                                     SHARES          PRICE        LIFE (YEARS)
                                  ---------------------------------------------
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

Further information relating to stock options is as follows:

                                                                  WEIGHTED
                                                   WEIGHTED        AVERAGE
                                    NUMBER         AVERAGE        REMAINING
                                      OF           EXERCISE        CONTRACT
                                    SHARES          PRICE        LIFE (YEARS)
                                  ---------------------------------------------
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

NOTE 13. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                           Year Ended           Year Ended
                                          June 30, 2013        June 30, 2012
                                       -------------------- --------------------

Related Party Contractor Fees (1)      $           936,694  $           753,428
Officer's Salary                                   276,814              200,000
Directors' Fees                                     76,814                    -
Independent Contractors                            394,230              370,284
Commissions                                        210,331              833,449
Professional Fees                                  183,617              291,895
Telephone and Data Lines                            81,524               90,766
Travel Expenses                                     32,214               31,225
Other Operating Costs                              269,336              272,247
                                       -------------------- --------------------

Total Operating Expenses               $         2,461,574  $         2,843,294
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

NOTE 14. SUBSEQUENT EVENTS
--------------------------

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

Management,  consisting  of the  Company's  Chief  Executive  Officer  and Chief
Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports has not been recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. As further detailed in the financial reporting controls section below, the Company has limited resources and staff which impacts timeliness and effective of disclosure controls.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2013:

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

The Company is not an "accelerated filer" for the fiscal year ended June 30, 2013 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K/A.

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

         NAME                   AGE                     POSITION
------------------------ ------------------- -----------------------------------

Edward Dale                     43          President, CEO and Director (1)

Theodore A. Greenberg           54          CFO, Secretary and Director

Henry Pinskier                  53          Chairman of the Board (2)

Gregory H. Laborde              49          Director

Pierce McNally                  64          Director

Clinton Carey                   43          Former Director (3)
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

The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2013 and 2012 by Malone Bailey LLP and Marcum, LLP

                             Year Ended June 30,
                          2013                 2012
                     ---------------      ---------------
Audit Fees           $       70,000       $      206,010

Audit-related Fees             $-0-                 $-0-

Tax Fees                       $-0-                 $-0-

All Other Fees                 $-0-                 $-0-
                     ---------------      ---------------
Total Fees           $       70,000       $      206,010

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended June 30, 2013 and 2012


(b)   EXHIBIT
        NO.                         DESCRIPTION
      -------    -------------------------------------------------------------


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

       101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document (2)
--------------

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


                                   30DC, Inc.

Dated: March 26, 2014

                               By:  /s/ Edward Dale
                                    --------------------------------------------
                                    Edward Dale, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Theodore A. Greenberg
                                    --------------------------------------------
                                    Theodore A. Greenberg,
                                    Chief Financial Officer
                                    (Principal Accounting Officer),
                                    Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2014

                                                 30DC , Inc.
                            ----------------------------------------------------


                            /s/ Edward Dale
                            ----------------------------------------------------
                            Edward Dale, Director

                            /s/ Theodore A. Greenberg
                            ----------------------------------------------------
                            Theodore A. Greenberg, Director

                            /s/ Henry Pinskier
                            ----------------------------------------------------
                            Henry Pinskier, Director

                            /s/ Gregory Laborde
                            ----------------------------------------------------
                            Gregory Laborde, Director