Form 10-K/A
period 2013-06-30
30DC, INC.
filed 2014-04-04
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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
         --------------------------------------------------------------
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

--------------------------- --------  ------------------------------ -----------
Large accelerated filer       [___]   Accelerated filer                  [___]
--------------------------- --------  ------------------------------ -----------
Non-accelerated filer         [___]   Smaller reporting company          [_X_]
(Do not check if a smaller
 reporting company)
--------------------------- --------  ------------------------------ -----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,119,552 as of December 31, 2012.

There were 87,413,464 shares outstanding of the registrant's Common Stock as of December 23, 2013.

                                TABLE OF CONTENTS


                                     PART II

ITEM 9 A.       Controls and Procedures                             4

                                     PART IV

ITEM 15         Exhibits, Financial Statement Schedules             6
SIGNATURES                                                          7

                                EXPLANATORY NOTE

30DC, Inc. (the "Company") is filing this Amendment No. 2 to its Form 10-K filed with the Securities and Exchange Commission on December 23, 2013 for the purpose of revising Item 9A. - Controls and Procedures.

This Amendment does not reflect events occurring after the original filing on December 23, 2013 or the Amendment No. 1 filed on March 26, 2014, except as noted above. Except for the foregoing amended information, this Form 10-K/A No. 2 continues to speak as of the date of original filing on December 23, 2013 and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our "internal control over financial reporting" is not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2013:

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

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

    32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

    32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

   101.INS  XBRL Instance Document (2)(3)

   101.SCH  XBRL Taxonomy Extension Schema Document (2)(3)

   101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (2)(3)

   101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (2)(3)

   101.LAB  XBRL Taxonomy Extension Label Linkbase Document (2)(3)

   101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (2)(3)
----------

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

(3) Incorporated by reference from the exhibits included in the Company's Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated March 26, 2014. A copy can be provided by mail, free of charge, by sending a written request to 30DC, Inc., 80 Broad Street, 5th Floor, NY, NY 10004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   30DC, Inc.

Dated: April 4, 2014
                          By: /s/ Edward Dale
                          --------------------------------------------------
                          Edward Dale, President and Chief Executive Officer (Principal Executive Officer)


                          By: /s/ Theodore A. Greenberg
                          --------------------------------------------------
                          Theodore A. Greenberg, Chief Financial Officer (Principal Accounting Officer), Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 4, 2014
                                                       30DC, Inc.
                                          --------------------------------------


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