Form 10-Q
period 2014-03-31
30DC, INC.
filed 2014-05-14
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended March 31, 2014

                                     or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

        For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999

                                   30DC, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MARYLAND                                  16-1675285
------------------------------------      --------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
          ------------------------------------------------------------
               Registrant's telephone number, including area code

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

As of May 14, 2014, the number of shares outstanding of the registrant's class of common stock was 76,853,464.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                 2

         Condensed Consolidated Balance Sheets (Unaudited) as of
         March 31, 2014 and June 30, 2013                                    3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Nine Months and Three Months Ended March 31, 2014
         and 2013                                                            4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended March 31, 2014 and 2013                   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          19

Item 4. Controls and Procedures                                             19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3. Defaults upon Senior Securities                                     21

Item 4. Mine Safety Disclosures                                             21

Item 5. Other Information                                                   21

Item 6. Exhibits                                                            21

Signatures                                                                  22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets
                                                          Unaudited

                                                                                          March                 June
                                                                                        31, 2014              30, 2013
                                                                                     ----------------    -------------------
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       102,015     $          116,372
         Restricted Cash                                                                     117,234                 47,984
         Accrued Commissions Receivable                                                        2,000                 32,035
         Accounts Receivable                                                                  61,479                 26,114
         Prepaid Expenses                                                                      3,616                      -
         Assets of Discontinued Operations                                                    97,521                 76,384
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        383,865                298,889

Property and Equipment, Net                                                                   19,017                 23,045
Intangible Assets, Net                                                                       236,500                286,000
Goodwill                                                                                   2,027,564              2,027,564
Assets of Discontinued Operations                                                                  -                225,285
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,666,946     $        2,860,783
                                                                                     ================    ===================


Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                            $       199,095     $          511,234
         Accrued Expenses and Refunds                                                        625,389                367,752
         Deferred Revenue                                                                     93,283                  6,195
         Due to Related Parties                                                              768,125                924,057
         Liabilities of Discontinued Operations                                              220,424                330,339
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  1,906,316              2,139,577
                                                                                     ----------------    -------------------

                Total Liabilities                                                          1,906,316              2,139,577
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                76,853,464 and 86,986,939 issued and outstanding respectively                 76,853                 86,987
         Paid in Capital                                                                   3,817,751              3,880,469
         Accumulated Deficit                                                              (3,031,116)            (3,143,392)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                   760,630                721,206
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     2,666,946     $        2,860,783
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

                                                   30DC, INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Operations
                                                           Unaudited


                                                          For the Three Months Ended             For the Nine Months Ended
                                                                   March 31,                             March 31,
                                                          2014                 2013               2014              2013
                                                     ----------------    ------------------   --------------    --------------
Revenue

        Commissions                                  $        26,912     $          31,242    $      58,642     $     192,532
        Subscription Revenue                                       -                 1,369                -            14,670
        Products and Services                                238,701               213,351        2,357,597           619,068
        Seminars and Mentoring                                     -                 5,500                -           232,584
                                                     ----------------    ------------------   --------------    --------------

                   Total Revenue                             265,613               251,462        2,416,239         1,058,854

Operating Expenses                                           495,263               464,151        2,393,869         1,531,961
                                                     ----------------    ------------------   --------------    --------------

Operating Income (Loss)                                     (229,650)             (212,689)          22,370          (473,107)

Other Income

        Forgiveness of Debt                                        -                 4,715           93,513            13,461
                                                     ----------------    ------------------   --------------    --------------

                   Total Other Income                              -                 4,715           93,513            13,461
                                                     ----------------    ------------------   --------------    --------------

Income (Loss) From Continuing Operations                    (229,650)             (207,974)         115,883          (459,646)

Income (Loss) From Discontinued Operations                    11,380                68,878           (3,607)           87,314
                                                     ----------------    ------------------   --------------    --------------

Net Income (Loss)                                    $      (218,270)    $        (139,096)   $     112,276     $    (372,332)
                                                     ================    ==================   ==============    ==============

Weighted Average Common Shares Outstanding
Basic                                                     83,658,797            86,931,169       86,052,421        81,236,894
Diluted                                                   83,658,797            86,931,169       86,985,754        81,236,894
Earnings Per Common Share  (Basic)
     Continuing Operations                           $         (0.00)    $           (0.00)   $        0.00     $       (0.01)
     Discontinued Operations                                    0.00                  0.00            (0.00)             0.00
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $        0.00     $       (0.00)

Earnings Per Common Share  (Diluted)
     Continuing Operations                           $         (0.00)    $           (0.00)   $        0.00     $       (0.01)
     Discontinued Operations                                    0.00                  0.00            (0.00)             0.00
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $        0.00     $       (0.00)

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                              Nine Months Ended March 31
                                                       Unaudited
                                                                                        2014               2013
                                                                                   ---------------    ----------------

Cash Flows from Operating Activities:
    Net Income (Loss)                                                              $      112,276     $      (372,332)
    (Income) Loss From Discontinued Operations                                              3,607             (87,314)

     Adjustments to Reconcile Loss from Continuing Operations
     to Net Cash Provided By (Used) In Operations
        Depreciation and Amortization                                                      60,965              46,891
        Equity Based Payments To Non-Employees                                                  -              47,000
        Equity Based Payments To Employees                                                 58,383             128,864
        Gain on Debt Forgiveness                                                          (93,513)            (13,461)

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                   (69,250)            (41,501)
        Accrued Commissions Receivable                                                     30,035             (10,692)
        Accounts Receivable                                                               (35,365)            124,741
        Prepaid Expenses                                                                   (3,616)                  -
        Accounts Payable                                                                 (170,626)             26,880
        Accrued Expenses and Refunds                                                      257,637            (817,570)
        Deferred Revenue                                                                  106,008            (189,869)
        Due to Related Parties                                                           (155,932)            176,803
                                                                                   ---------------    ----------------

                  Net Cash Provided By (Used in) Operating Activities                     100,609            (981,560)
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (7,438)            (11,505)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (7,438)            (11,505)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                             (106,559)             87,163
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                               (106,559)             87,163
                                                                                   ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents                                          (13,388)           (905,902)
Cash Transferred In Divestiture                                                              (969)
Cash and Cash Equivalents - Beginning of Period                                           116,372           1,030,967
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $      102,015     $       125,065
                                                                                   ===============    ================

Supplemental Disclosures of Non Cash Financing Activity Cash paid during the period for:
        Interest                                                                   $       33,868     $         2,290
        Income taxes                                                                        2,936               1,236

Common Stock Issued to Settle Liabilities                                          $      104,690     $             -

Common Stock Redeemed For Divestiture                                              $      207,335     $             -

Common Stock Issued for Asset Acquisition:

        Customer Lists                                                             $            -     $        75,000
        Software                                                                                -             255,000
        Goodwill                                                                                -             748,989

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2014 or any other period. In addition, the balance sheet data at June 30, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP and has been adjusted to reclassify the divested operations of the Immediate Edge (see note 4) in assets and liabilities of discontinued operations; such adjustment has not been audited. This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2013 included in the Company's annual report on Form 10-K which was filed on December 23, 2013 and amended on March 26, 2014 and April 4, 2014.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC, Inc., Delaware, ("30DC DE").

REVENUE RECOGNITION

The Company offers customers the option to purchase its digital products for a single payment or for a higher price consisting of a down payment and additional payments over a period of time which can be as long as one year. Pursuant to ASC 605 the Company has determined that revenue is realizable and the earnings process is complete and the four criteria for revenue recognition stated in SAB Topic 13 are met at the time of the initial purchase. Accordingly, the Company deems the sale to have occurred at the time of initial purchase and records the full amount paid and/or due from a customer as revenue. Typically customers are offered a period to review the product and request a refund and if a refund is requested the company reverses the revenue which was recorded at the time of the sale. The Company records a liability for future refunds and reduces revenue by that amount. If a customer defaults on an additional payment, the customer loses access to the digital product. Based upon its past experience with extended payment plans, the Company has estimated the number of future defaulted payments and has reduced revenue and accounts receivable by that amount.

For an additional charge, the Company offers customers ancillary services which are not required to be purchased with a product. These services include additional technical support and/or specific product services. The Company recognizes revenue when the service is completed; receipts for services which have not been completed are included in deferred revenue.

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the nine month period ended March 31, 2014, the Company has included as outstanding 2,000,000 options which are exercisable and have an exercise price below the market price for the Company's shares. For all other periods presented, inclusion of additional shares would be anti-dilutive and no adjustment to outstanding shares has been made to compute diluted earnings per share.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

NOTE 2. GOING CONCERN
---------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2014, the Company had a working capital deficit of approximately $1,522,000 and had accumulated losses of approximately $3,031,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In August 2013, the Company relaunched MagCast with a large-scale promotion for which approximately 75% of sales were through marketing affiliates which are unrelated parties who earn commissions by referring customers to the Company. The Company does not expect to have a promotion of this scale more than once per year. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. DIVESTITURE
-------------------

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. Raine assumed liability for deferred revenue of approximately $19,000. The Company recorded zero gain or loss on the divestiture. Operating results for the Edge have been reclassified as discontinued operations for each period presented in these financial statements (see note 5). Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

NOTE 4. ACQUISITION AND PRO FORMA FINANCIAL INFORMATION
-------------------------------------------------------

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

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

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

                                                        Nine Months Ended
                                                          March 31, 2013
                                                           (Unaudited)
                                                      -----------------------
Revenues                                              $            1,074,612
Operating Expenses                                                 1,601,513
Other Income                                                          13,461
                                                      -----------------------
Loss from Continuing Operations                                    (513,440)
 Income from Discontinued Operations                                  87,314
                                                      -----------------------
Net Loss                                              $            (426,126)
                                                      =======================
Basic and Diluted Loss Per Share                      $               (0.00)
Weighted Average Shares Outstanding - Basic
& Diluted                                                         86,987,648

NOTE 5. DISCONTINUED OPERATIONS
-------------------------------

The Company has included two businesses in discontinued operations; the Immediate Edge business which was divested effective February 28, 2014 (see note
3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010. Prior to the share exchange, Infinity withdrew its election to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). Infinity historically operated as a non-diversified, closed-end management investment company and prepared its financial statements as required by the 1940 Act. 30DC is no longer actively operating the BDC and the assets, liabilities and results of operations of Infinity's former business are shown as discontinued operations in the Company's financial statements subsequent to the share exchange with 30DC. Investment companies report assets at fair value and the Company has continued to report investment assets in discontinued operations on this basis.

Results of Discontinued Operations for the

                                                 NINE MONTHS ENDED MARCH 31, 2014              NINE MONTHS ENDED MARCH 31, 2013
                                              IMMEDIATE EDGE   INFINITY       TOTAL        IMMEDIATE EDGE     INFINITY       TOTAL
                                             ------------------------------------------   ------------------------------------------
Revenues                                     $    266,495     $      -    $  266,495      $     371,472    $        -    $  371,472
Operating expenses                                287,017        8,943       295,960            322,776        11,455       334,231
Income (Loss) from operations                     (20,522)      (8,943)      (29,465)            48,696       (11,455)       37,241
Forgiveness of debt                                     -          796           796                  -             -             -
Realized gain on marketable securities                  -            -             -                  -        35,645        35,645
Unrealized gain on marketable securities                -       25,062        25,062                  -        14,428        14,428
                                             ------------------------------------------   ------------------------------------------

Net Income (Loss)                            $    (20,522)    $ 16,915    $   (3,607)     $      48,696     $  38,618    $   87,314
                                             ==========================================   ==========================================


                                                    THREE MONTHS ENDED MARCH 31, 2014          THREE MONTHS ENDED MARCH 31, 2013
                                              IMMEDIATE EDGE   INFINITY        TOTAL       IMMEDIATE EDGE     INFINITY       TOTAL
                                             ------------------------------------------   ------------------------------------------
Revenues                                     $     72,360     $      -    $   72,360      $     126,705     $       -    $  126,705
Operating expenses                                 65,921        2,746        68,667            105,419         3,314       108,733
Income (Loss) from operations                       6,439       (2,746)        3,693             21,286        (3,314)       17,972
Realized gain on marketable securities                  -            -             -                  -        35,645        35,645
Unrealized gain on marketable securities                -        7,687         7,687                  -        15,261        15,261
                                             ------------------------------------------   ------------------------------------------

Net Income (Loss)                            $      6,439     $  4,941    $   11,380      $      21,286     $  47,592    $   68,878
                                             ==========================================   ==========================================

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

Assets and Liabilities of Discontinued Operations as of

                                                             MARCH 31, 2014                              JUNE 30, 2013
                                             IMMEDIATE EDGE    INFINITY       TOTAL      IMMEDIATE EDGE     INFINITY       TOTAL
                                             --------------    --------       -----      --------------     --------       -----
Assets

Cash                                         $         -      $       -     $        -    $       278     $        -    $      278
Prepaid expenses                                       -              -              -          3,648              -         3,648
Marketable securities                                  -         97,521         97,521              -         72,458        72,458
                                             ------------------------------------------   -----------------------------------------

Total Current Assets                                   -         97,521         97,521          3,926         72,458        76,384

Goodwill                                               -              -              -        225,285              -       225,285
                                             ------------------------------------------   -----------------------------------------

Total Assets of Discontinued Operations      $         -      $  97,521     $   97,521    $   229,211     $   72,458    $  301,669
                                             ==========================================   =========================================

LIABILITIES

Accounts payable                             $         -      $  72,657     $   72,657    $     3,060     $   80,028    $   83,088
Accrued expenses                                       -         60,717         60,717          6,467         67,375        73,842
Deferred revenue                                       -              -              -         17,454              -        17,454
Notes payable                                          -         66,050         66,050              -        102,020       102,020
Due to related parties                                 -         21,000         21,000              -         53,935        53,935
                                             ------------------------------------------   -----------------------------------------

Total Liabilities of Discontinued Operations $         -      $ 220,424     $  220,424    $    26,981     $  303,358    $  330,339
                                             ==========================================   =========================================


Notes Payable

Included in liabilities of discontinued operations at March 31, 2014 and June 30, 2013 are $66,050 and $102,051 respectively (including $-0- and $31 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the nine months ended March 31, 2014 and March 31, 2013 the Company incurred interest expense on notes payable of $7,764 and $9,960 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

NOTE 6. RELATED PARTY TRANSACTIONS
----------------------------------

At March 31, 2014, due to related parties totaled $768,125. This mainly consisted of $30,915 due to Netbloo for earnings from the collaborative arrangement prior to 30DC acquiring Netbloo's 50% interest in the MagCast JV (note 4), $25,000 due to Netbloo under their contractor agreement, $66,500 accrued for directors' fees for services of non-executive directors and $640,000 due to Theodore A. Greenberg, CFO and director, for compensation.

NOTE 7. INCOME TAXES
--------------------

As of June 30, 2013, the Company had net operating loss carryovers for United States income tax purposes of approximately $1,277,400, which begin to expire in 2030. For income tax purposes, net income for the nine month period ended March 31, 2014 is completely offset by the net operating loss carryovers; accordingly no income tax provision has been provided. For future periods, the U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the nine months ended March 31, 2014, the Company issued common stock as follows:

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

During the nine months ended March 31, 2014, the Company redeemed common stock as follows:

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held and which the Company has retired. The Company reported no gain or loss on the divestiture, accordingly the redeemed shares were valued at the $207,335 net book value of the divested assets and liabilities.

WARRANTS

Information relating to outstanding warrants is as follows:

                                                                     Weighted
                                                     Weighted         Average
                                      Number         Average         Remaining
                                        of           Exercise        Contract
                                      Shares          Price        Life (years)
                                   --------------------------------------------
Outstanding warrants at 06/30/13       3,401,522        $ 0.50            2.30
Granted                                        -             -               -
Exercised                                      -             -               -
Forfeited/expired                              -             -               -
Outstanding warrants at 3/31/14        3,401,522          0.50            1.55

Exercisable on 3/31/14                 3,401,522          0.50            1.55

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at March 31, 2014. Total intrinsic value of warrants exercised was $0 for the three months ended March 31, 2014 as no warrants were exercised during this period.

NOTE 9. STOCK BASED COMPENSATION PLANS
--------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $58,383 and $128,864 for the nine months ended March 31, 2014 and March 31, 2013 respectively and $8,855 and $24,764 for the three months ended March 31, 2014 and March 31, 2013 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

                                                                     Weighted
                                                     Weighted        Average
                                      Number         Average        Remaining
                                        of           Exercise        Contract
                                      Shares          Price        Life (Years)
                                   -------------------------------------------
Outstanding options at 06/30/13     3,600,000        $ 0.18            8.61
Granted                                     -             -               -
Exercised                                   -             -               -
Forfeited/expired                           -             -               -
Outstanding options at 3/31/14      3,600,000          0.18            7.86

Exercisable on 3/31/14              2,600,000          0.22            7.60

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $40,000 at March 31, 2014. Total intrinsic value of options exercised was $0 for the three months ended March 31, 2014 as no options were exercised during this period.

At March 31, 2014, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2014
                                   (UNAUDITED)

NOTE 10. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                       Nine Months Ended      Nine Months Ended
                                         March 31, 2014         March 31, 2013
                                      -------------------    -------------------


Related Party Contractor Fees (1)     $          488,813     $          516,691
Officer's Salary                                 179,191                214,432
Directors' Fees                                  111,691                 64,432
Independent Contractors                          365,244                236,276
Commission Expense                               771,862                147,975
Professional Fees                                135,500                128,851
Credit Card Processing Fees                      115,629                 22,225
Telephone and Data Lines                          26,475                 47,480
Other Operating Costs                            199,464                153,599
                                      -------------------    -------------------

Total Operating Expenses              $        2,393,869     $        1,531,961
                                      ===================    ===================

---------------------------------------------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

                                       Three Months Ended    Three Months Ended
                                         March 31, 2014        March 31, 2013
                                      --------------------  --------------------


Related Party Contractor Fees (1)     $          163,147    $          170,792
Officer's Salary                                  54,427                62,382
Directors' Fees                                   31,927                12,382
Independent Contractors                          118,777                84,407
Commission Expense                                16,945                30,300
Professional Fees                                 34,126                33,410
Credit Card Processing Fees                       10,353                 6,958
Telephone and Data Lines                           9,656                12,286
Other Operating Costs                             55,905                51,234
                                      -------------------  --------------------

Total Operating Expenses              $          495,263   $           464,151
                                      ===================  ====================

-----------------------------------

(1) Related party contractors include Marillion which provides services to the Company including for Edward Dale to act as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The Company has continued to update the MagCast platform and released version 4 in the summer of 2013 which enabled customers to offer a version of their magazine tailored for the IPhone which significantly expanded the potential number of magazine readers. In February 2014, the Company released a version of MagCast which enabled customers to offer a version of their magazine for devices using an Android operating system further expanding the potential number of magazine readers. The Company now offers ancillary services to assist customers in creating their Apps and provides customers with training in developing and marketing their digital publications.

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. The Company recorded zero gain or loss on the divestiture. Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2013.

During the three months ended March 31, 2014, 30DC, Inc. recognized revenues of $265,613 from continuing operations compared to $251,462 during the three months ended March 31, 2013. Revenues from continuing operations were from the following sources during the three months ended March 31, 2014 compared to March 31, 2013.
                              Three Months       Three Months
                                  Ended              Ended          Increase or
                             March 31, 2014     March 31, 2013       (Decrease)
                           ----------------- ------------------- ---------------
Revenue
  Commissions              $         26,912  $           31,242  $       (4,330)
  Subscription Revenue                    -               1,369          (1,369)
  Products and Services             238,701             213,351          25,350
  Seminars and Mentoring                  -               5,500          (5,500)
                           ----------------- ------------------- ---------------
   Total Revenues          $        265,613  $          251,462  $       14,151


The $25,350 increase in products and services revenue was mainly due to $14,927 in sales of new products and $14,955 in revenue recognized for technical services related to the MagCast Publishing Platform.

During the three months ended March 31, 2014, the Company incurred $495,263 in operational expenses for continuing operations compared to $464,151 during the three months ended March 31, 2013. Operational expenses during the three months ended March 31, 2014 and 2013, include the following categories:

                              THREE MONTHS ENDED  THREE MONTHS ENDED INCREASE OR
                                MARCH 31, 2014      MARCH 31, 2013     DECREASE
                              ------------------  ------------------ -----------
Accounting Fees               $         22,805    $         25,000   $   (2,195)
Credit Card Processing Fees             10,353               6,958        3,395
Commissions                             16,945              30,301      (13,356)
Independent Contractors                118,777              84,407       34,370
Depreciation and Amortization           19,957              20,902         (945)
Directors Fees                          31,927              12,382       19,545
Internet Expenses                       13,905               6,747        7,158
Legal Fees                              11,321               8,410        2,911
Officer's Salaries                      54,427              62,382       (7,955)
Related Party Contractors              163,147             170,792       (7,645)
Telephone and Data Lines                 9,656              12,286       (2,630)
Travel & Entertainment                   2,814               4,140       (1,326)
Other Operating Expenses                19,229              19,444         (215)
                              ------------------  ------------------ -----------

Total Operating Expenses      $        495,263    $        464,151   $   31,112
                              ==================  ================== ===========

The decrease of $13,356 in commissions resulted from the fact that a higher percentage of sales in the March 2013 quarter were through marketing affiliate relationships.

The increase of $34,370 in independent contractors is primarily due to the approximately $8,000 for a contractor who helped during the annual offering of the free Challenge program and was retained for part of the quarter to work on additional development projects, $18,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base, and $5,000 for an analysis by a strategic marketing consultant.

The increase of $19,545 in directors' fees results from $27,500 for directors fee resulting from the Company's board approval of directors' fees for non-executive directors in the total amount of $110,000 per year in September 2013 offset by a decrease of $7,955 in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the March 2014 quarter from the amount in the March 2013 quarter.

During the three months ended March 31, 2014, the Company recognized a net loss from continuing operations of $229,650 compared to a net loss of $207,974 during the three months ended March 31, 2013. The increased loss of $21,676 was primarily due to the increase in operating expenses of $31,112 offset by the increase in revenues of $14,151.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2014 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2013.

During the nine months ended March 31, 2014, 30DC, Inc. recognized revenues of $2,416,239 from continuing operations compared to $1,058,854 during the nine months ended March 31, 2013. Revenues from continuing operations were from the following sources during the nine months ended March 31, 2014 compared to March 31, 2013.

                           Nine Months Ended   Nine Months Ended    Increase or
                             March 31, 2014      March 31, 2013      (Decrease)
                          ------------------- ------------------- --------------
Revenue
  Commissions             $           58,642  $          192,532  $    (133,890)
  Subscription Revenue                     -              14,670        (14,670)
  Products and Services            2,357,597             619,068      1,738,529
  Seminars and Mentoring                   -             232,584       (232,584)
                          ------------------- ------------------- --------------
   Total Revenues         $        2,416,239  $        1,058,854  $   1,357,385
                          ------------------- ------------------- --------------

The Company earns commissions for products sold by third parties to customers referred by the Company. The $133,890 decrease in commission revenue during the nine months ended March 31, 2014 compared to the nine months ending March 31, 2013 was the result of commissions earned from a successful third party product in the 2013 period which did not repeat in 2014 period.

The $1,738,529 increase in products and services revenue was primarily due to the approximately $2,257,000 in sales of the MagCast Publishing Platform during the nine months ended March 31, 2014, compared to the approximately $588,000 in MagCast sales in the nine months ended March 31, 2013. The large increase in sales resulted from a relaunch promotion in August 2013 of which approximately 75% of sales where though marketing affiliates (unrelated entities) who earned affiliate commissions and affiliate bonuses. The Company has no future relaunches planned during the remainder of the fiscal year ending June 30, 2014.

The $232,584 decrease in seminars and mentoring income resulted from phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the nine months ended March 31, 2014, the Company incurred $2,393,869 in operational expenses from continuing operations compared to $1,531,961 during the nine months ended March 31, 2013. Operational expenses during the nine months ended March 31, 2014 and 2013, include the following categories:

                               NINE MONTHS ENDED  NINE MONTHS ENDED  INCREASE OR
                                 MARCH 31, 2014     MARCH 31, 2013     DECREASE
                               -----------------  -----------------  -----------
Accounting Fees                $          96,612  $          92,285  $    4,327
Credit Card Processing Fees              115,629             22,225      93,404
Commissions                              771,862            147,975     623,887
Independent Contractors                  365,244            236,276     128,968
Depreciation and Amortization             60,965             46,891      14,074
Directors Fees                           111,691             64,432      47,259
Internet Expenses                         30,386             23,602       6,784
Legal Fees                                38,888             36,566       2,322
Officer's Salaries                       179,191            214,432     (35,241)
Related Party Contractors                488,813            516,691     (27,878)
Telephone and Data Lines                  26,475             47,480     (21,005)
Travel & Entertainment                    47,982             26,501      21,481
Other Operating Expenses                  60,131             56,605       3,526
                               -----------------  -----------------  -----------

Total Operating Expenses       $       2,393,869  $       1,531,961  $  861,908
                               =================  =================  ===========

The increase of $93,404 in credit card processing fees resulted from the increase in sales of products and services of approximately $1,739,000 during the nine months ended March 2014 compared to the nine months ended March 2013. Credit card fees on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized.

The increase of $623,887 in commissions resulted from the increase in sales of products and services of approximately $1,739,000 during the nine months ended March 2014 compared to the nine months ended March 2013. Commissions on accounts receivable have been accrued to match the period the expense is recognized with the period the related income is recognized. Approximately 75% of sales during the August 2013 MagCast relaunch were subject to marketing affiliate commissions and approximately $126,000 in bonuses were earned by marketing affiliates for referral and sales contests during the relaunch. Marketing affiliates refer customers to the Company and earn commissions if the customer makes a purchase; marketing affiliates are not related to the Company.

The increase of $128,968 in independent contractors is primarily due to the approximately $30,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform, approximately $13,000 cost for an affiliate manager who was contracted to help with the affiliate program related to the MagCast promotional relaunch, approximately $29,000 for a contractor who helped during the annual offering of the free Challenge program and was retained through the quarter to work on additional development projects, $54,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base, approximately $6,000 for investor relations costs, $10,000 for an analysis by a strategic marketing consultant and a reduction of approximately $18,000 due to a favorable change in exchange rate reducing the cost pay foreign contractors.

The increase of $14,074 in depreciation and amortization is due to $22,000 higher amortization of intangible assets from the asset acquisition in October 2012 in the nine month period ending March 31, 2014 offset by a decrease in depreciation of approximately $8,000 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $47,259 in directors' fees is due to $82,500 in director fees for the nine month period ended March 31, 2014 which resulted from the Company's board September 2013 approval of directors' fees for non-executive directors in the total amount of $110,000 per year, offset by a decrease from $64,432 to $29,191 in the amount of expense related to stock options previously issued to Henry Pinskier, a director and chairman of the Company which is being amortized on a straight-line basis over the vesting period.

The decrease of $35,341 in officer's salaries results from a decrease of $64,432 to $29,191 in the amount of expense related to stock options previously issued to Theodore A. Greenberg, chief financial officer and a director of the Company which is being amortized on a straight-line basis over the vesting period.

Related Party Contractor Fees consist of payments to Marillion Partnership under the contract for services which includes Edward Dale acting as 30DC's Chief Executive Officer, the consulting contract with GHL Group, Ltd. whose President, Gregory H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $27,878 net decrease results primarily from a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform in the nine months ended March 31, 2013, approximately $36,000 less paid the Marillion Partnership which resulted from a change in the AU/USD exchange rate and approximately $27,000 decrease in the amount paid to GHL, Group, Ltd. which was due to $45,000 in stock issued to GHL in the nine months ended March 31, 2013 offset by additional cash payments to GHL of approximately $18,000 and $75,000 additional paid Netbloo which started in October 2012.

The $21,005 decrease in telephone and date lines expense is primarily due to a decrease in the contracted amount with Telstra AU.

Travel and Entertainment increased by $21,481 due to a company-wide group meeting and travel to an investor conference, both in November 2013 offset by a number of trips by Edward Dale in the nine month period ended March 31, 2013 to present and sell MagCast at conferences sponsored by affiliates.

During the nine months ended March 31, 2014, the Company recognized net income from continuing operations of $115,883 compared to a net loss of ($459,646) during the nine months ended March 31, 2013. The increased net income of $575,529 was primarily due to the increase in revenues of $1,357,385 and $80,052 additional gain on forgiveness of debt offset by the increase in operating expenses of $861,908.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $102,015 at March 31, 2014 and the Company had a working capital deficit of $1,522,451. To fund working capital for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. Increased revenue is expected to come from further sales of MagCast Publishing Platform, an increase in monthly license subscriptions for Market Pro Max which has not been extensively marketed and introduction of new products some of which will be extensions of existing product lines. The Company intends to raise capital, however, the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at March 31, 2014 is $66,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the nine month period ended March 31, 2014, operating activities provided the Company with $100,609. During the nine month period ended March 31, 2013, Company used $981,560 in operations. The increase of $1,082,169 provided by operating activities was a combination of the increase of in net income from continuing operations of approximately $576,000, and payment of significant accrued commissions from the June 2012 MagCast launch in the March 2013 period.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2014, the Company has a working capital deficit of approximately $1,522,000 and has accumulated losses of approximately $3,031,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In May 2012 the Company launched MagCast which has become an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2014, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our "internal control over financial reporting" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our "internal control over financial reporting" is not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period January 1, 2014 through March 31, 2014 the Company did not issue any equity securities.

Effective February 28, 2014 the Company redeemed 10,560,000 shares from Raine Ventures, Inc. as part of the divestiture of the Immediate Edge business. The Company recognized no gain or loss from the divestiture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at March 31, 2014 is $66,050 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

----------------- -- -----------------------------------------------------------
  EXHIBIT NO.                        DESCRIPTION
----------------- -- -----------------------------------------------------------
31.1                 Section 302 Certification - CEO
31.2                 Section 302 Certification - CFO
32.1                 Section 906 Certification - CEO
32.2                 Section 906 Certification - CFO
101.INS              XBRL Instance Document (1)
101.SCH              XBRL Taxonomy Extension Schema Document (1)
101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF              XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB              XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (1)
----------------- -- -----------------------------------------------------------

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


                                   30DC, INC.
                      ------------------------------------
                                   Registrant

Dated: May 14, 2014                         By:/s/ Edward Dale
                                            ------------------------------------
                                            Edward Dale
                                            Principal Executive Officer
                                            Chief Executive Officer
                                            President


Dated: May 14, 2014                         By:/s/ Theodore A. Greenberg
                                            ------------------------------------
                                            Theodore A. Greenberg,
                                            Principal Accounting Officer
                                            Chief Financial Officer