Form 10-K
period 2014-06-30
30DC, INC.
filed 2014-10-10
CIK 1118974

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2014
                                  Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________ to _____________


                        Commission file number: 000-30999

                                   30DC, INC.
       ------------------------------------------------------------------
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

------------------------------ --------  --------------------------- -----------
Large accelerated filer          [___]   Accelerated filer               [___]
------------------------------ --------  --------------------------- -----------
Non-accelerated filer            [___]   Smaller reporting company       [_X_]
(Do not check if a smaller
 reporting company)
------------------------------ --------  --------------------------- -----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,401,518 as of December 31, 2013.

There were 76,853,464 shares outstanding of the registrant's Common Stock as of October 10, 2014.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1         Business                                                       4
ITEM 1 A.      Risk Factors                                                   10
ITEM 1 B.      Unresolved Staff Comments                                      16
ITEM 2         Properties                                                     16
ITEM 3         Legal Proceedings                                              17
ITEM 4         Mine Safety Disclosures                                        17

                                     PART II

ITEM 5         Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities             17
ITEM 6         Selected Financial Data                                        19
ITEM 7         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     19
ITEM 7 A.      Quantitative and Qualitative Disclosures About Market Risk     26
ITEM 8         Financial Statements and Supplementary Data                    26
ITEM 9         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      27
ITEM 9 A.      Controls and Procedures                                        27
ITEM 9 B       Other Information                                              28

                                    PART III

ITEM 10        Directors, Executive Officers, and Corporate Governance        29
ITEM 11        Executive Compensation                                         32
ITEM 12        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    39
ITEM 13        Certain Relationships and Related Transactions, and Director
                Independence                                                  40
ITEM 14        Principal Accounting Fees and Services                         41

                                     PART IV

ITEM 15        Exhibits, Financial Statement Schedules                        42

SIGNATURES                                                                    43

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

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the digital distribution platforms Apple Newsstand and Google Play and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. In October 2012 the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

Effective February 28, 2014, the Company divested assets and liabilities that made up to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Please see Note 3 for further details on the divestiture.

30DC offers internet marketing services and related training that help Internet companies in marketing and operating their businesses. 30DC's core business platforms are MagCast and Market Pro Max. Other revenue streams include sales of instructional courses and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions.

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

Challenge participants become part of 30DC's base of customers to whom products and services are marketed. Offerings include:

o MagCast and the Digital Publishing Blueprint training program o Market Pro Max and the Ultimate Product System training program o Subscription products priced around $50 per month, o Individual courses covering a range of topics such as driving traffic using Facebook

30DC also generates revenue by promoting third party internet marketing products and services to its base of customers during and after the Challenge.

To expand the market for its products 30DC began a more comprehensive program of selling through affiliate marketing relationships during the year ended June 30, 2012. Approximately one-third of revenues were generated through affiliate sales during the year ended June 30, 2012. During the year ended June 30, 2013 the Company did not offer a full launch sale for the MagCast and affiliate sales were approximately one-fifth of revenue. During the year ended June 30, 2014 affiliate sales were approximately 40% of revenue. Affiliates promote 30DC's products to their own customer base and receive a commission from 30DC as a percentage of gross revenue which varies by product and subscription from 30% to 50%.

To expand the number of products the Company sells and services it offers while limiting its upfront investment, 30DC developed collaborative arrangement product development relationships. In a typical collaborative arrangement, the cost and human resources devoted to product development will be borne by the collaborative arrangement partner and 30DC will provide marketing, sales, customer training and support. For example, with MagCast Publishing Platform the idea was jointly developed and Netbloo oversaw product development with input from 30DC. Revenue generated from a collaborative arrangement is split 50-50 after allowed costs such as affiliate commissions and processing fees. In addition to marketing and the other responsibilities noted above, 30DC manages the financial aspect of sales; managing merchant processor relationships, collecting funds and issuing refunds. The Company records all sales proceeds as gross revenue with payment to the collaborative arrangement partner reflected as a cost in operating expenses. As noted above, in October 2012 30DC reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and at that point in time, MagCast ceased to be a collaborative arrangement. During the fiscal year ended June 30, 2014, the company expanded its own development capabilities and now generates most of the products offered for sale by utilizing internal resources.

HISTORY & PRODUCT OFFERINGS

The Company started in 2005 by offering a free internet marketing educational program that was originally known as the 30 Day Challenge and has evolved into the Company's current Challenge program. The Challenge program is an interactive education program which includes 30 days of instruction and incorporates weekly breaks for participants to put into practice the concepts they learn from the course. Participants are given the framework and guidance to design and develop an Internet business with modules on a range of topics including researching markets (including competition and opportunity), identifying and sustaining niche markets, utilizing social media to build your business and many other subjects pertinent to Internet marketing. There are no prerequisites to taking the course and participants come from around the globe. The Challenge has predominately grown through its own viral marketing campaign whereby members of its existing community spread word of the 30 Day Challenge through email and social media, including Twitter, Facebook, FriendFeed and blogs focused on internet marketing.

The growth in participants has resulted in a targeted community to which the 30 Day markets products and services such as MagCast, Market Pro Max, an Internet marketing forum which is sold on a subscription basis, individual content specific courses as well as third party products. As a third party affiliate, 30 Day Challenge earns commissions ranging between 20% and 75% on sales of internet marketing products and services.

MagCast resulted from the collaboration of 30DC and Netbloo and fits the model of joint venture product development with limited cost and risk to the Company. MagCast is also an example of a product which is relevant to the Company's historical internet marketing customer base but is also of interest to a much broader audience and thereby increases the potential number of customers. Since the Challenge originated, 30DC has marketed third party products for a number of other producers of information products for the internet marketing industry and for service providers to internet-based businesses such as hosting companies. 30DC has developed a working relationship with a number of these companies that they are now serving as affiliates for 30DC by marketing 30DC's products to their own customer bases.

In May 2012, the Company signed a joint venture agreement ("JV Agreement") with Netbloo for MagCast which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on Apple Corporation's online marketplace Apple Newsstand. In October 2012, the Company reached an agreement for the Company to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

MagCast has a dedicated development team which does a combination of software maintenance and development of new product features. Initially Apps created using MagCast were only available to our customer's readers in Apple iPad devices. MagCast Version 4 released in June 2013 included a version designed to be read on iPhones which increased the potential audience for our customers from 150 million to 650 million. MagCast version 6 released in July 2014 enables customers to publish on Google Play where their digital magazine is available to users of Android Devices.

The Company provides extensive training with its products and believes its history as an ecommerce education company separates it from competitors. Digital Publishing Blueprint is a complete training program that includes MagCast and provides instruction in developing and marketing a digital publication. Ultimate Product System is complete training program which includes Market Pro Max and provides instruction on operating a digital business.

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

The intellectual property of 30 Day includes the Challenge community database, containing nearly 100,000 contacts with interests in internet marketing and e-commerce topics, the content library developed over the past nine years and multiple web sites including the principal web site of the Challenge which is www.Challenge.co.

MagCast is a cloud-based service to create an application ("App") to publish a digital magazine and includes executive training modules. Digital Publishing Blueprint is a training program to publish and market a digital publication. The software code, domain names and websites to operate MagCast, Digital Publishing Blueprint and the executive training modules are all proprietary to 30DC. The Company has trademarks for the names MagCast and MagCast App.

Market Pro Max is an online marketing platform to create digital products and build a variety of eCommerce marketing websites. Ultimate Product System is a training program to for Market Pro Max and operating a digital product business. The software code, domain names and websites to operate Market Pro Max and the Ultimate Product System are all proprietary to 30DC.

GROWTH OPPORTUNITIES

MagCast was launched in May 2012 and targeted our potential customers who want to market to the growing base of Apple i-Pad users. MagCast Version 4 released in June 2013 included a version designed to be read on iPhones which increased the potential audience for our potential customers to reach from 150 million to 650 million potential customers. MagCast version 6 released in July 2014 enables customers to publish on Google Play where their digital magazine is available to users of Android Devices. MagCast was initially been sold to the Company's historical and existing customer base. The Company believes there is strong future growth to additional customers in the internet marketing industry as well as to customers in new market segments. The Company has begun targeting corporate customers (businesses and nonprofits) offline and believes MagCast offers enhanced capabilities and a cost-effective alternative to existing print publications.

Market Pro Max was acquired as part of the Netbloo asset acquisition in October 2012. During the year ended June 30, 2014, the Company launched the Ultimate Product System training program which includes Market Pro Max. Taken together, Market Pro Max and Ultimate Product System grew more than 500% in revenue during the year ended June 30, 2014 compared to the year ended June 30, 2013. The Company believes the increase in Market Pro Max users indicates a level of market acceptance and has now begun marketing Market Pro Max and ultimate Product System through advertising to reach a broader audience to continue sales growth.

THE MARKET

The worldwide demand for online information and products has grown with the increasing availability of high speed internet, mobile communications and general increase of computing across the globe. New online businesses are starting every day and these entrepreneurs are potential customers for the Company's offerings.

With the May 2012 launch of the MagCast Publishing Platform, the Company began selling products which are applicable not only to its historical customer base in the internet marketing industry but to a much wider audience of potential customers. Anyone looking to market to the growing number of Apple iPad and iPhone users is a potential customer for MagCast. Total unit sales of iPads and iPhones now exceed 750 million. With the release of MagCast version 6 in July 2014 the Company can now target customer who want to market to Android users and those who require both Apple and Android versions of their digital publication such as member organizations. To penetrate this market, the Company initially launched MagCast by selling through affiliate arrangements with other marketing companies that have introduced MagCast to their customer bases through custom webinars and bonus products specifically tailored to the target audience. The majority of MagCast customers are self-publishers who have never previously published a magazine. MagCast provides substantial training modules and offers additional services to help new publishers succeed. The training and services help a customer to publish their magazine and with marketing to attract subscribers.

Other ways for the Company to expand its marketing include paying for traffic generation to its web sites or for leads to promote its products through targeted e-mails. The Company has begun test marketing online advertising which has become more sophisticated and enables segmenting of target customers who are more likely to be interested in the Company's products. The initial online advertising testing has been focused on Market Pro Max and the related training program Ultimate Product System.

COMPETITION

The Company's two major product offerings are MagCast which is sold on its own and with the Digital Publishing blueprint training program and Market Pro Max which is sold on its own and with the Ultimate Product System training program.

Until recently, MagCast has primarily been targeted to Internet marketers, who wanted to not just publish content, but also build lists and sell products.
Though 30DC will continue to pursue this market, the company sees larger opportunities in expanding MagCast's reach to broader markets, including small content publishers who are mainly interested in content, corporations (primarily small to medium size) who want to publish communications such as annual reports, brochures and catalogues, and corporate resellers through its MagCast Certified Professionals (MCP) program. The competition includes companies with focuses on print to digital (for example Adobe Publishing Suite), corporate communications (for example mag+), education (usually a secondary market), niche publications (for example Page Suite), content creation to mobile (for example Joomag), blogging (for example Glipho) and a new contender that enables companies to create and share a mobile business library (Publ.com). Coming from the Internet marketer space, one of MagCast's strengths is its ecommerce capabilities; though there are many competitors with ecommerce capabilities, a number of these are not as robust.

Beyond the MCP program, MagCast continues to be aimed primarily toward those who know little about publishing or creating digital content, do not know code, HTML or design programs, yet want to produce original content. MagCast recently made Native the default method to produce original content right within the MagCast platform, and this is already seen by industry watchers as a big step forward.

Market Pro Max is a user friendly platform anyone can use to quickly develop professional looking web sites and sell courses, products and information. It provides users with marketing templates for squeeze pages, value pages and more, and also enables them to build forums, blogs and members-only areas where their customers can download and view paid courses and products. Users may also integrate Market Pro Max elements with their current web site, as well as building a complete web site with the product.

Market Pro Max is primarily being sold as part of the Ultimate Product System course, which includes substantial training videos. Ultimate Product System comes with a license for one Market Pro Max web site and customers can purchase additional sites to market additional products.

Competitors include, Kajabi, which was first on the market. Kajabi is also known for their training, though they bring outside experts and call it "Kajabi University." Rainmaker is a new product from Copyblogger that is being marketed as much like Market Pro Max and Kajabi. OptimizePress is a more limited competitor. It's a WordPress theme that sells for a one-time fee and is significantly less expensive than Market Pro Max, Kajabi or Rainmaker. It is not nearly as feature rich as Market Pro Max. For example, it cannot form a password protected member's only area and also does not have the number of options available for squeeze pages as Kajabi or Market Pro Max.

MagCast and Market Pro Max are synergistic. A marketer could produce a MagCast publication in order to gain readership and credibility and to develop niche sales leads. Using Market Pro Max, the marketer could then direct a focused campaign to those leads and point them to easily created landing pages offering related online courses, affiliate offers, various products and even an online community of like-minded enthusiasts. So for those who can benefit from both ecommerce and publishing, there is a good reason to choose Market Pro Max over other competitors.

INTELLECTUAL PROPERTY

The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists, copyrights and trademarks. We do not hold any patents or patent applications.

The Company holds the following Trademark Applications:

 -------------- ----------------------- ---------------- -----------------------
                 TRADEMARK APPLICATION
     FILED              NUMBER              TRADEMARK             STATUS
 -------------- ----------------------- ---------------- -----------------------
 United States       85-647,512            MAGCAST APP   Registered Application
 -------------- ----------------------- ---------------- -----------------------
 United States       85-724,908              MAGCAST     Pending Registration
 -------------- ----------------------- ---------------- -----------------------

EMPLOYEES

As of June 30, 2014, we had approximately 11 employees and contractors. Our employees and contractors are located both in the United States and in our offshore offices.

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

GOING CONCERN

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2014, the Company has a working capital deficit of approximately $1,551,000 and has accumulated losses of approximately $3,085,000 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max.

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

To fund working capital for the next twelve months, the Company expects operations to continue to improve through increased sales of MagCast and Market Pro Max and their related training courses, to settle additional liabilities using the Company's stock and to raise additional capital.

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

WE ARE HIGHLY DEPENDENT ON THE SERVICES OF KEY PERSONNEL.

Our success depends and will depend on the efforts and abilities of Edward Dale, our President, Chief Executive Officer and a Director, and Netbloo Media, Ltd., a contractor that co-developed MagCast. The loss of either of them would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a new lease effective March 2011 for twelve months which was renewed in March 2014 for twelve months. The lease is non-cancellable with a minimum monthly payment of $99 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended June 30, 2014 and 2013 was approximately $1,521 and $1,188, respectively.

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

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended June 30, 2014 and 2013. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET INFORMATION

FISCAL YEAR ENDED JUNE 30, 2014:                   HIGH               LOW
                                                 -----------      -------------
Quarter Ended September 30, 2013                   $0.23             $0.05
Quarter Ended December 31, 2013                    $0.32             $0.08
Quarter ended March 31, 2014                       $0.15             $0.08
Quarter ended June 30, 2014                        $0.14             $0.08

                                                   HIGH               LOW
FISCAL YEAR ENDED JUNE 30, 2013:
                                                 ------------     -------------
Quarter Ended September 30, 2012                   $0.10             $0.05
Quarter Ended December 31, 2012                    $0.15             $0.06
Quarter Ended March 31, 2013                       $0.15             $0.05
Quarter Ended June 30, 2013                        $0.09             $0.01

HOLDERS

As of June 30, 2014, the Company had approximately 133 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We made unregistered sales and issuances of our securities during the years ended June 30, 2014 and 2013 as follows.

During the year ended June 30, 2014, the Company issued common stock and stock options as follows:

                        TITLE OF          NO. OF                      CLASS OF
DATE OF PURCHASE       SECURITIES         SHARES     CONSIDERATION   PURCHASER
-----------------    -------------      ---------    -------------   ----------

September 9, 2013    Common Stock         300,000      $48,000         Vendor

August  24, 2013     Common Stock          26,525       $6,101        Creditor

November 4, 2013     Common Stock         100,000      $22,000        Creditor


During the year ended June 30, 2013, the Company issued common stock and stock options as follows:


                        TITLE OF          NO. OF                      CLASS OF
DATE OF PURCHASE       SECURITIES         SHARES     CONSIDERATION   PURCHASER
-----------------    -------------      ---------    -------------   ----------

July 15, 2012          Common Stock       500,000       $45,000       Director*

October 11, 2012       Stock Options     1,500,000      $-0-          Director

October 11, 2012       Stock Options     1,500,000      $-0-          Officer/
                                                                      Director

October 24, 2012       Common Stock     13,487,363   $1,078,989       Affiliate

November 20, 2012      Common Stock         15,385       $2,000        Vendor

June 26, 2013          Common Stock         55,770      $14,500        Vendor

*Issued to GHL, Ltd. whose President, Gregory Laborde, is a director of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

30DC, Inc. did not repurchase any shares of its common stock during the years ended June 30, 2014 and 2013

During the year ended June 30, 2014, the Company divested the Immediate Edge business for which the consideration was 10,560,000 of the Company's commons shares returned to the Company by Raine Ventures, LLC such shares have been canceled.

                        TITLE OF          NO. OF                      CLASS OF
DATE OF PURCHASE       SECURITIES         SHARES     CONSIDERATION   PURCHASER
-----------------    -------------     ------------  -------------   ----------

February 28, 2014     Common Stock      10,560,000    $207,335 (1)   Affiliate
-----------------

(1)      Book value of the Immediate Edge business

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

OVERVIEW

30DC offers internet marketing services and related training that help Internet companies in marketing and operating their businesses. 30DC's core business platforms are the MagCast Publishing Platform ("MagCast") and Market Pro Max. Other revenue streams include sales of instructional courses and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the digital distribution platforms Apple Newsstand and Google Play and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. In October 2012 the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

Effective February 28, 2014, the Company divested assets and liabilities that made up the Immediate Edge, which had been the Company's primary subscription program, to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held.

The Company expects future growth to come from new products which are developed internally or through joint venture arrangements. There can be no assurance new products will be developed and if developed there can be no assurance that new products will produce significant revenue.

During the year ended June 30, 2014, the Company released new versions of existing products, developed new products and continued to identify potential others. In July 2014, the Company released MagCast version 6 which among other new features allows customers to publish their digital magazines on Google Play which enables them to reach users of Android devices in addition to users of Apple iPads and iPhones. In April 2014, the Company began offering access to an Internet marketing forum on a subscription basis and is looking to build additional recurring revenue streams.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $186,414 at June 30, 2014 and the Company had a working capital deficit of $1,550,503. For the year ended June 30, 2014, the Company generated sufficient cash from operations to fund current year operating and administrative expenses. The Company made some debt service payments and settled a number of outstanding payables by issuing common shares of the Company. However, the Company had not generated consistent profits and has significant outstanding liabilities. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. The Company expects increased revenue from further sales of MagCast Publishing Platform through its Digital Publishing Blueprint training course and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses. The Company also expects increased revenue from further sales of Market Pro Max through its Ultimate Product System training course and introduction of new products some of which will be extensions of existing product lines. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at June 30, 2014 is $61,050 notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the year ended June 30, 2014, operating activities provided the Company with $110,067. During the year ended June 30, 2013, the Company used $988,778 in operating activities. The increase of $1,098,045 in funds provided from operating activities was due to a number of factors. For the year ended June 30, 2014 the Company had net income of $58,918 compared to a loss of $407,642 during the year ended June 30, 2013. During the year ended June 30, 2014, the Company had an increase in accrued expenses and refunds of $257,813 while during the year ended June 30, 2013 the Company had a decrease in accrued expenses and refunds of $820,102 which was due to a large balance in accrued affiliate commissions at the beginning of that year. During the year ended June 30, 2014 deferred revenue increased by 103,441 due to the introduction of a new Done For You service which is sold as an additional service for MagCast customers while during the year ended June 30, 2013 deferred revenue decreased by $218,239 which was primarily due to the discontinuation of the Company's historic mentoring program. Offsetting factors include $93,513 in forgiveness of debt income during the year ended June 30, 2014 which is non-cash income and pay down of $179,493 in accounts payable during the year ended June 30, 2014 compared to $42,580 during the year ended June 30, 2013.

During the years ended June 30, 2014 and June 30, 2013 no funds were provided by or used for financing activities.

During the year ended June 30, 2014 the Company used $112,020 for discontinued operations which included payments to creditors of approximately $59,000 compared to the year ended June 30, 2013 when discontinued operations provided $86,408 which was primarily due to sale of $105,000 in marketable securities which had been held by Infinity prior to the 30DC share transaction.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2014 the Company had a working capital deficit of approximately $1,550,500 and had accumulated losses of approximately $3,084,500. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2014 COMPARED TO THE YEAR ENDED JUNE 30, 2013

During the year ended June 30, 2014, the Company recognized revenues of $2,795,633 from its operations compared to $1,467,817 during the year ended June 30, 2013. Revenues of the Company were from the following sources during the year ended June 30, 2014 compared to June 30, 2013.

                             Year Ended       Year Ended            Increase or
                           June 30, 2014     June 30, 2013          (Decrease)
                          ----------------- ----------------- ------------------
Revenue
  Commissions             $         79,594  $        251,106  $        (171,152)
  Subscription Revenue              25,794            16,121              9,673
  Products and Services          2,689,885           940,506          1,749,379
  Seminars and Mentoring                 -           260,084           (260,084)
                          ----------------- ----------------- ------------------
   Total Revenues         $      2,795,633  $      1,467,817  $       1,327,816
                          ----------------- ----------------- ------------------

The Company has made a strategic decision to be more product and less services focused. While profitable, the Company's historic mentoring program was labor intensive and the Company did not believe this could be scaled much further.

Commission revenue is opportunistic based upon product promotions by third parties the Company has a relationship with. During the year ended June 30, 2013, approximately 70% of affiliate commissions were earned from one third party whose products were sold to the Company's customers which produced commissions at a much lower level during the year ended June 30, 2014 which was responsible for majority of the decrease of $171,152 in commission income.

The $1,749,379 increase in products and services revenue was primarily due to the timing of the re-launch promotion of the MagCast Publishing Platform in August 2013 which had sales exceeding $1.5 million. The prior MagCast launch was in June 2012 just before the start of the year ended June 30, 2013 and there was no launch in that year.

The $260,084 decrease in seminars and mentoring income resulted primarily from the phase out of the Company's historic mentoring program at the end of December 2012. The Company discontinued its historical mentoring program as of December 31, 2012 to redirect Company resources toward products and services sales growth which management believes has more potential for long-term growth than mentoring which is labor intensive and does have the ability to leverage and scale.

During the year ended June 30, 2014, the Company incurred $2,843,828 in operational expenses compared to $2,036,404 during the year ended June 30, 2013. Operational expenses during the years ended June 30, 2014 and 2013, include the following categories:

                                  Year Ended        Year Ended      Increase or
                                June 30, 2014     June 30, 2013       Decrease
                                -------------     -------------    -------------
Accounting Fees                 $     107,612     $     129,785    $    (22,173)
Credit Card Processing Fees           128,339            33,497          94,842
Commissions                           754,866           208,858         546,008
Independent Contractors               480,307           313,756         166,551
Depreciation and Amortization          80,745            67,280          13,465
Directors Fees                        143,618            76,814          66,804
Internet Expenses                      39,991            31,595           8,396
Legal Fees                             46,346            53,832          (7,486)
Officer's Salaries                    233,619           276,814         (43,195)
Related Party Contractors             654,653           684,909         (30,256)
Telephone and Data Lines               37,109            57,276         (20,167)
Travel & Entertainment                 56,603            32,214          24,389
Other Operating Expenses               80,020            69,774          10,246
                                -------------     -------------    -------------

Total Operating Expenses        $   2,843,828     $   2,036,404    $    807,424
                                =============     =============    =============

The decrease of $22,173 in accounting fees was due to an increase in fees due to multiple filings during the year ended June 30, 2013 which included a late filing.

The $94,842 increase in credit card processing fees is due to the $1,749,379 increase in products and services revenue. Credit card processing fees vary based upon the card used by a customer and are higher for sales to customers outside the United States.

The $546,008 increase in commissions is due to the $1,749,379 increase in products and services revenue. Commissions are paid to affiliates for sales referrals which led directly to a sale.

The increase of $166,551 in independent contractors is primarily due to the approximately $43,000 increased cost for contractors for maintenance and support of the MagCast Publishing Platform, approximately $13,000 cost for an affiliate manager who was contracted to help with the affiliate program related to the MagCast promotional relaunch, approximately $29,000 for a contractor who helped during the annual offering of the free Challenge program and additional development projects, $72,000 for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base, approximately $6,000 for investor relations costs and $10,000 for an analysis by a strategic marketing consultant offset by approximately $6,000 for a contractor who helped during the free Challenge program during the year ended June 30, 2013 who was not contracted during the year ended June 30, 2014.

The increase of $13,465 in depreciation and amortization is due to a $22,000 increase in amortization of intangible assets from the asset acquisition in October 2012 offset by a decrease in depreciation of approximately $9,000 due to the end of depreciable life for some of the Company's fixed assets.

The increase of $66,804 in directors' fees is due to $110,000 in director fees which resulted from the Company's board September 2013 approval of directors' fees for non-executive directors in the total amount of $110,000 per year, offset by a decrease from $76,814 to $33,618 in the amount of expense related to stock options previously issued to Henry Pinskier, a director and chairman of the Company which is being amortized on a straight-line basis over the vesting period.

The decrease of $43,195 in officer's salaries results from a decrease of $76,814 to $33,619 in the amount of expense related to stock options previously issued to Theodore A. Greenberg, chief financial officer and a director of the Company which is being amortized on a straight-line basis over the vesting period.

Related Party Contractor Fees consist of payments to Marillion Partnership under the contract for services which includes managing marketing and development for the Company and providing the services of Edward Dale as 30DC's Chief Executive Officer, the consulting contract with GHL Group, Ltd. whose President, Gregory
H. Laborde is a Director of the Company and a services contract with Netbloo Media, Ltd. which was the joint developer of the MagCast Publishing Platform. The $30,256 net decrease results primarily from a $40,000 one-time bonus awarded to the Marillion Partnership upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform during in the year ended June 30, 2013, approximately $44,000 less paid the Marillion Partnership which resulted from a change in the AU/USD exchange rate and approximately $21,000 decrease in the amount paid to GHL, Group, Ltd. which was due to $45,000 in stock issued to GHL during the year ended June 30, 2013 offset by additional cash payments to GHL of approximately $24,000 and $75,000 additional paid Netbloo which started in October 2012.

The $20,167 decrease in telephone and date lines expense is primarily due to a decrease in the contracted amount with Telstra AU.

Travel and Entertainment increased by $24,389 due to a company-wide group meeting and travel to an investor conference, both in November 2013 offset by a number of trips by Edward Dale during the year ended June 30, 2013 to present and sell MagCast at conferences sponsored by affiliates.

During the year ended June 30, 2014, the Company recognized net income from continuing operations of $45,318 compared to a net loss of $555,126 during the year ended June 30, 2013. The increase of $600,444 was primarily the result of the $1,327,816 increase in revenues offset by the $807,424 increase in operational expenses during the period shown above.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company completed an evaluation of goodwill at June 30, 2014 and determined that there was no impairment.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Infinity which occurred on September 10, 2010 and the excess of the purchase price over the fair value of net assets acquired in the Company's purchase of Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max on October 24, 2012. Goodwill associated with the Immediate Edge business was one of the assets divested on February 28, 2014. Since the Company is one reporting unit for goodwill purposes, ASC 350-20-40, which requires a calculation of the relative fair values of the disposed business and retained business, was followed to determine the amount of goodwill allocated to the Immediate Edge. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

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

The  Company  generates  revenues  in four  categories,  (i)  commissions,  (ii)
seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. The Company chose to discontinue its historical mentoring program with the final mentoring students completing the program in December 2012. Subscription revenue is primarily from monthly online subscriptions for information on Internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses. Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date.

Pursuant to ASC 808-10, the JV Agreement with Netbloo was classified as a collaborative arrangement. The Company was deemed to be the principal participant and recorded all transactions under the JV Agreement on a gross basis. The JV Agreement ended when 30DC acquired the remaining 50% in October 2012 and there was no longer a collaborative arrangement.

DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with the provisions of ASC 205-20-45-1. The Company has included two businesses in discontinued operations; the Immediate Edge business which was divested effective February 28, 2014 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.

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

FORGIVENESS OF DEBT

The company has settled some debts for cash and/or payment in stock for less than the full amount due to the creditor. The Company records the difference between the amount that was owed and the amount which was paid as other income. During the year ended June 30, 2014, the Company settled three amounts owed to vendors from prior years for a total amount of $93,513 less than the full amount owed. During the year ended June 30, 2013, the Company settled two amounts owed to vendors from prior years for a total amount of $13,461 less than the full amount owed. During the year ended June 30, 2014, discontinued operations includes $796 for the amount a note payable was settled for less than the amount due, inclusive of accrued interest.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of 30DC, Inc. for the years ended June 30, 2014 and 2013 appear as pages F-1 through F-24.

           30DC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

                                      INDEX


Page F-3        Report of Independent Registered Public Accounting Firm

Page F-4        Consolidated Balance Sheets

Page F-5        Consolidated Statements of Operations

Page F-6        Consolidated Statements of Changes in Stockholders' Equity
                (Deficiency)

Page F-7        Consolidated Statements of Cash Flows

Page F-8        Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
30DC, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of 30DC, Inc. and its subsidiaries (collectively the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC, Inc. and its subsidiaries as of June 30, 2014 and 2013 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses from operations since inception and has a working capital deficit as of June 30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
October 10, 2014

                                                 30DC, INC. AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS

                                                                                         June                  June
                                                                                       30, 2014              30, 2013
                                                                                    ----------------    -------------------
Assets

Current Assets

         Cash and Cash Equivalents                                                  $       102,684     $          116,372
         Restricted Cash                                                                     83,730                 47,984
         Accrued Commissions Receivable                                                      12,706                 32,035
         Accounts Receivable                                                                 38,313                 26,114
         Prepaid Expenses                                                                    24,291                      -
         Assets of Discontinued Operations                                                  116,313                 76,384
                                                                                    ----------------    -------------------

                Total  Current Assets                                                       378,037                298,889

Property and Equipment, Net                                                                  19,066                 23,045
Intangible Assets, Net                                                                      220,000                286,000
Goodwill                                                                                  2,027,564              2,027,564
Assets of Discontinued Operations                                                                 -                225,285
                                                                                    ----------------    -------------------

                Total Assets                                                        $     2,644,667     $        2,860,783
                                                                                    ================    ===================

Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                           $       190,228     $          511,234
         Accrued Expenses and Refunds                                                       625,565                367,752
         Deferred Revenue                                                                    90,716                  6,195
         Due to Related Parties                                                             805,483                924,057
         Liabilities of Discontinued Operations                                             216,548                330,339
                                                                                    ----------------    -------------------

                Total Current Liabilities                                                 1,928,540              2,139,577
                                                                                    ----------------    -------------------

                Total Liabilities                                                         1,928,540              2,139,577
                                                                                    ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                     -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                76,853,464 and 86,986,939 issued and outstanding respectively                76,853                 86,987
         Paid in Capital                                                                  3,826,606              3,880,469
         Accumulated Deficit                                                             (3,084,474)            (3,143,392)
         Accumulated Other Comprehensive Loss                                              (102,858)              (102,858)
                                                                                    ----------------    -------------------

                Total Stockholders' Equity                                                  716,127                721,206
                                                                                    ----------------    -------------------

Total Liabilities and Stockholders' Equity                                          $     2,644,667     $        2,860,783
                                                                                    ================    ===================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    30DC, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      YEARS ENDED JUNE 30,

                                                                 2014                2013
                                                           ---------------    -----------------
Revenue

        Commissions                                        $     $ 79,954     $        251,106
        Subscription Revenue                                       25,794               16,121
        Products and Services                                   2,689,885              940,506
        Seminars and Mentoring                                          -              260,084
                                                           ---------------    -----------------

                  Total Revenue                                 2,795,633            1,467,817

Operating Expenses                                              2,843,828            2,036,404
                                                           ---------------    -----------------

Operating Loss                                                    (48,195)            (568,587)

Other Income (Expense)

        Forgiveness of Debt                                        93,513               13,461
                                                           ---------------    -----------------

                  Total Other Income (Expense)                     93,513               13,461
                                                           ---------------    -----------------

Income (Loss) From Continuing Operations                           45,318             (555,126)

Income (Loss) From Discontinued Operations                         13,600              147,484
                                                           ---------------    -----------------

Net Income (Loss)                                          $       58,918     $       (407,642)
                                                           ===============    =================

Weighted Average Common Shares Outstanding
Basic                                                          83,758,982           82,657,326
Diluted                                                        84,616,125           82,657,326
Income (Loss) Per Common Share  (Basic and Diluted)
     Continuing Operations                                 $         0.00     $        $ (0.01)
     Discontinued Operations                                         0.00                 0.00
Net Income (Loss) Per Common Share                         $         0.00     $          (0.00)











               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                      30DC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                          ACCUMULATED                    TOTAL
                                                                                             OTHER                    STOCKHOLDERS'
                                                     COMMON STOCK         ADDITIONAL      COMPREHENSIVE   ACCUMULATED    EQUITY
                                                  SHARES     PAR VALUE  PAID IN CAPITAL   INCOME (LOSS)     DEFICIT   (DEFICIENCY)
                                                  ---------- ---------  ---------------  --------------   ----------- ------------
Balance - June 30, 2012                           72,928,421 $  72,928  $    2,600,410   $   (102,858)    $(2,735,750) $(165,270)

   Net Loss                                                -         -               -              -        (407,642)  (407,642)

   Netbloo Asset Acquisition                      13,487,363    13,487       1,065,502                                 1,078,989

   Issuance of Common Stock to Non-Employees         515,385       516          46,484              -               -     47,000

   Issuance of Stock Options to Employees                                      153,629              -               -    153,629

   Issuance of Common Stock to Settle Liabilities     55,770        56          14,444              -               -     14,500
                                                  ---------- ---------  ---------------  --------------   ----------- ------------

Balance - June 30, 2013                           86,986,939 $  86,987  $    3,880,469   $   (102,858)    $(3,143,392)$  721,206
                                                  ========== =========  ===============  ==============   =========== ============

   Net Income                                             -          -               -              -          58,918     58,918

   Immediate Edge Divestiture                   (10,560,000)   (10,560)       (196,775)                                 (207,335)

   Issuance of Stock Options to Employees                                       67,237              -               -     67,237

   Issuance of Common Stock to Settle Liabilities   426,525        426          75,675              -               -     76,101
                                                  ---------- ---------  ---------------  --------------   ----------- ------------

Balance - June 30, 2014                          76,853,464  $  76,853  $    3,826,606   $   (102,858)    $(3,084,474)$  716,127
                                                 ==========  =========  ===============  ==============   =========== ============





















              The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                30DC, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Year Ended
                                                                                      June 30,            June 30,
                                                                                        2014                2013
                                                                                    --------------    -----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                               $      58,918     $       (407,642)
    Gain From Discontinued Operations                                                     (13,600)            (147,484)

     Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided By (Used In) Operating Activities
        Depreciation and Amortization                                                      80,745               67,280
        Equity Based Payments To Non-Employees                                                  -               47,000
        Equity Based Payments To Employees                                                 67,237              153,629
        Gain on Debt Forgiveness                                                          (93,513)             (13,461)

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                   (35,746)             (47,984)
        Accrued Commissions Receivable                                                     19,329              (16,230)
        Accounts Receivable                                                               (12,199)             129,990
        Prepaid Expenses                                                                  (24,291)                   -
        Accounts Payable                                                                 (179,493)             (42,580)
        Accrued Expenses and Refunds                                                      257,813             (120,510)
        Accrued Commissions Payable                                                             -             (699,592)
        Deferred Revenue                                                                  103,441             (218,239)
        Due to Related Parties                                                           (118,574)             327,045
                                                                                    --------------    -----------------
                  Net Cash Provided by (Used in) Operating Activities                     110,067             (988,778)
                                                                                    --------------    -----------------
Cash Flows from Investing Activities
        Purchases of Property and Equipment                                               (10,766)             (12,225)
                                                                                    --------------    -----------------
                  Net Cash Used in Investing Activitities                                 (10,766)             (12,225)
                                                                                    --------------    -----------------
Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                             (112,020)              86,408
                                                                                    --------------    -----------------
                  Net Cash Provided by (Used in) Discontinued Operations                 (112,020)              86,408
                                                                                    --------------    -----------------

Decrease in Cash and Cash Equivalents                                                     (12,719)            (914,595)
Cash Transferred In Divestiture                                                              (969)
Cash and Cash Equivalents - Beginning of Period                                           116,372            1,030,967
                                                                                    --------------    -----------------
Cash and Cash Equivalents - End of Period                                           $     102,684     $        116,372
                                                                                    ==============    =================

Supplemental Disclosures of Non Cash Financing Activity

Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for:
        Interest                                                                    $      36,924     $          3,666
        Income taxes                                                                        2,936                1,236

Common Stock Issued to Settle Liabilities                                           $     104,690     $         14,500

Common Stock Redeemed For Divestiture                                               $     207,335     $              -

Common Stock Issued for Asset Acquisition

        Customer Lists                                                              $           -     $         75,000
        Software                                                                                -              255,000
        Goodwill                                                                                -              748,989



              The accompanying notes are an integral part of the
                       consolidated financial statements.

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

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

On September 10, 2010, shareholders of 30DC DE exchanged 100% of their 30DC DE shares for 60,984,000 shares of Infinity Capital Group, Inc. ("Infinity"), a publicly traded company which trades over the counter ("OTC") on the OTC Pink market operated by OTC Market Group, Inc. 30DC DE became a wholly owned subsidiary of Infinity Capital Group, Inc. which subsequently changed its name to 30DC, Inc. ("30DC" and together with its subsidiary "the Company"). 30DC DE was the accounting acquirer in the transaction and its historical financial statements became the historical financial statements of 30DC.

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the MagCast Publishing Platform ("MagCast") which was jointly developed. MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the digital distribution platforms Apple Newsstand and Google Play and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. In October 2012 the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of eCommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock. Please see Note 4 for further details on the acquisition.

Effective February 28, 2014, the Company divested assets and liabilities that made up the Immediate Edge to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Please see Note 3 for further details on the divestiture.

30DC offers internet marketing services and related training that help Internet companies in marketing and operating their businesses. 30DC's core business platforms are MagCast and Market Pro Max. Other revenue streams include sales of instructional courses and from commissions on third party products sold via introduction to the 30DC customer base of active online participants and subscribers which are referred to as affiliate marketing commissions. The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE.

The Company has determined that the acquisition date for the Netbloo asset acquisition (see Note 4) was October 24, 2012. All operating activity starting October 1, 2012 is included in these financial statements, the Company believes the operating activity for the period October 1 through October 23, 2012 does not have a material impact on these financial statements.

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2014 and 2013, the Company has a working capital deficit of approximately $1,550,500 and $1,841,000, respectively, and has accumulated losses of approximately $3,084,500 and $3,143,400, respectively, since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


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

The vendor which processes the Company's credit card sales requires that 10% of sales be maintained in a reserve account on a rolling six month basis. The $83,730 and $47,984 held in the reserve account at June 30, 2014 and June 30, 2013 respectively has been classified as restricted cash.

ACCOUNTS RECEIVABLE

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. For products which customers will lose functionality if they miss a payment, the estimated amount

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

for which collectability is in question has been adjusted to accounts receivable and revenue.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company completed an evaluation of goodwill at June 30, 2014 and determined that there was no impairment.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Infinity which occurred on September 10, 2010 and the excess of the purchase price over the fair value of net assets acquired in the Company's purchase of Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max on October 24, 2012. Goodwill associated with the Immediate Edge business was one of the assets divested February 28, 2014. Since the Company is one reporting unit for goodwill purposes, ASC 350-20-40, which requires a calculation of the relative fair values of the disposed business and retained business, was followed to determine the amount of goodwill allocated to the Immediate Edge. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

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

DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205-20-45-1. The Company has included two businesses in discontinued operations; the Immediate Edge business which was divested effective February 28, 2014 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.

REVENUE RECOGNITION

The Company generally applies revenue recognition principles in accordance with ASC 605, "Revenue Recognition". Accordingly, revenue is generally recognized when persuasive evidence of an agreement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability is reasonably assured.

The Company generates revenues in four categories, (i) commissions, (ii) seminars and mentoring (iii) subscriptions and (iv) products and services. Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase. Revenue from commissions is recognized when the customer purchase is made from the third-party. Seminars and mentoring are educational in nature. Seminars are live events held in different cities throughout the world where customers will pay a fee to attend what is typically a three-day event. Seminar fees are paid in advance and classified as deferred revenue until the seminar is held. Mentoring services are offered over a period of time, typically a one-year period. Fees for mentoring are paid in advance and mentoring revenue is recognized ratably over the period of service. The Company chose to discontinue its historical mentoring program with the final mentoring students completing the program in December 2012. Subscription revenue is primarily from monthly online subscriptions for information on Internet marketing. All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription. Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses. Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014


entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists of the unearned portion of subscription payments, seminar fees and mentoring revenue as of the financial statement date.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

FORGIVENESS OF DEBT

The company has settled some debts for cash and/or payment in stock for less than the full amount due to the creditor. The Company records the difference between the amount that was owed and the amount which was paid as other income. During the year ended June 30, 2014, the Company settled three amounts owed to vendors from prior years for a total amount of $93,513 less than the full amount owed. During the year ended June 30, 2013, the Company settled two amounts owed to vendors from prior years for a total amount of $13,461 less than the full amount owed. During the year ended June 30, 2014, discontinued operations includes $796 for the amount a note payable was settled for less than the amount due, inclusive of accrued interest.

NET INCOME OR LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the year ended June 30, 2014, the Company has included as outstanding 2,000,000 options which are exercisable and have an exercise price below the market price for the Company's shares. For the year ended June 30, 2013, inclusion of additional shares would be anti-dilutive and no adjustment to outstanding shares has been made to compute diluted earnings per share.

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

NOTE 3. DIVESTITURE
-------------------

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. To determine the amount goodwill for the Edge, the Company followed ASC 350-20-40-3 which states that goodwill allocated to a business to be disposed of is to be allocated based on the relative goodwill of the business to be disposed of and the portion of the reporting unit that will be retained. The Company prepared a discounted cash flow analysis for the Edge and for the business retained by 30DC

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014


to determine the $225,000 in goodwill allocated to the Edge. Raine assumed liability for deferred revenue of approximately $19,000. The Company recorded zero gain or loss on the divestiture. Operating results for the Edge have been reclassified as discontinued operations for each period presented in these financial statements (see note 6). Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

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

                    Tangible Assets                     $          -
                    Customer Lists                            75,000
                    Software                                 255,000
                    Goodwill                                 748,989
                                                        -------------
                    Total purchase price                $  1,078,989

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
                                                   Year Ended
                                                  June 30, 2013
                                                   (Unaudited)
                                                -----------------
Revenues                                        $      1,483,575
Operating Expenses                                     2,105,956
Other Income                                              13,461
                                                -----------------
Loss from Continuing Operations                        (609,920)
 Income from Discontinued Operations                     147,484
                                                -----------------
Net Loss                                        $      (461,436)
                                                =================
Basic and Diluted Loss Per Share                $         (0.01)
Weighted Average Shares Outstanding -
Basic & Diluted                                       86,934,233

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

NOTE 5. COLLABORATIVE ARRANGEMENT
---------------------------------

Pursuant to ASC 808-10, prior to the Company's purchase of Netbloo's 50% interest in the MagCast JV Agreement (discussed in Note 4) the joint operating activity was considered a collaborative arrangement.

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

The following revenue and expense amounts from transactions under the JV Agreement are included in the Statement of Operations for the Year ended June 30, 2013;

                                                          Year Ended
                                                        June 30, 2013
                                                      -----------------
Sales of MagCast Publishing Platform                  $         76,457
Affiliate Commission Expense                                     4,291
Transaction Fees                                                 5,956
Independent Contractors                                          5,449
Internet Expenses                                                2,895
Netbloo Commissions                                             28,933
                                                      -----------------
Net Profit                                            $         28,933
                                                      =================

The Company has acquired Netbloo's 50% share of the MagCast JV (see Note 4), accordingly there is no longer a collaborative arrangement to report on subsequent to September 30, 2012.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

Results of Discontinued Operations for the

                                                  YEAR ENDED JUNE 30, 2014                   YEAR ENDED JUNE 30, 2013
                                          ------------------------------------------ -----------------------------------------
                                          IMMEDIATE EDGE     INFINITY       TOTAL    IMMEDIATE EDGE    INFINITY       TOTAL
                                          --------------     ---------    ---------- --------------    ---------    ----------
Revenues                                  $    $ 266,495     $       -    $ 266,495  $      505,255    $       -    $ 505,255
Operating expenses                               287,017        10,528      297,545         425,204       13,900      439,104
Income (Loss) from operations                    (20,522)      (10,528)     (31,050)         80,051      (13,900)      66,151
Forgiveness of debt                                    -           796          796               -            -            -
Realized gain on marketable securities                 -             -            -               -       35,645       35,645
Unrealized gain on marketable securities               -        43,854       43,854               -       45,688       45,688
                                          ------------------------------------------ -----------------------------------------

Net Income (Loss)                         $      (20,522)    $  34,122    $  13,600  $       80,051    $  67,433    $ 147,484
                                          ========================================== =========================================

Assets and Liabilities of Discontinued Operations as of

                                                            June 30, 2014                             June 30, 2013
                                             ------------------------------------------  -------------------------------------------
                                              IMMEDIATE EDGE    INFINITY       TOTAL      IMMEDIATE EDGE     INFINITY       TOTAL
                                             ----------------  ----------   -----------  ----------------   ----------   -----------
Assets

Cash                                         $             -   $        -   $        -   $           278    $        -   $      278
Prepaid expenses                                           -            -            -             3,648             -        3,648
Marketable securities                                      -      116,313      116,313                 -        72,458       72,458
                                             ----------------  ----------   -----------  ----------------   ----------   -----------

Total Current Assets                                       -      116,313      116,313             3,926        72,458       76,384

Goodwill                                                   -            -            -           225,285             -      225,285
                                             ----------------  ----------   -----------  ----------------   ----------   -----------

Total Assets of Discontinued Operations      $             -   $  116,313   $  116,313   $       229,211    $   72,458   $  301,669
                                             ================  ==========   ===========  ================   ==========   ===========

LIABILITIES

Accounts payable                             $             -   $   72,201   $   72,201   $         3,060    $   80,028   $   83,088
Accrued expenses                                           -       62,297       62,297             6,467        67,375       73,842
Deferred revenue                                           -            -            -            17,454             -       17,454
Notes payable                                              -       61,050       61,050                 -       102,020      102,020
Due to related parties                                     -       21,000       21,000                 -        53,935       53,935
                                             ----------------  ----------   -----------  ----------------   ----------   -----------

Total Liabilities of Discontinued Operations $             -   $  216,548   $  216,548   $        26,981    $  303,358   $  330,339
                                             ================  ==========   ===========  ================   ==========   ===========

Notes Payable

Included in liabilities of discontinued operations at June 30, 2014 and June 30, 2013 are $61,050 and $102,051 respectively (including $-0- and $31 in due to related parties respectively) in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the year ended June 30, 2014 and June 30, 2013 the Company incurred interest expense on notes payable of $9,344 and $12,251 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At June 30, 2014 the fair value of marketable securities held for sale was $116,313 which included cumulative net unrealized gains of $49,873. At June 30, 2013 the fair value of marketable securities held for sale was $72,458 which included cumulative net unrealized gains of $6,048.

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

NOTE 7.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into a three-year Contract for Services Agreement commencing July 2009 ("Commencement Date") with the Marillion Partnership ("Marillion") for services which includes managing marketing and development for the Company and provides the services of Mr. Edward Dale as the Company's Chief Executive
Officer. The Marillion contract expired June 30, 2012 and has continued on a month to month basis under the same terms. Cash remuneration under the Marillion agreement is $317,825 Australian Dollars ("AUD"). If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubles then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. The bonus was not earned in the fiscal years ended June 30, 2014 and June 30, 2013. During the term of the agreements Marillion is prohibited from engaging in any other business activity that competes with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors. Marillion was awarded a $40,000 bonus upon completion of the asset acquisition of the 50% of the MagCast JV which had been owned by Netbloo and Market Pro Max.

The Company pays Marillion $2,500 AUD ($2,296 USD) per month to cover office related expenses which is included in operating expenses.

Effective  July  15,  2012,  the  Company  entered  into a  Consulting  Services
Agreement  with GHL  Group,  Ltd.,  whose  President,  Gregory  H.  Laborde is a
Director for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources. The contract has expired but has continued under the same service terms at a monthly amount of $5,000.

Effective October 1, 2012, the Company entered into a three year contractor agreement with Netbloo Media, Ltd., joint developer of the MagCast Publishing Platform, with annual compensation of $300,000 which is payable in monthly installments of $25,000 and which may be terminated after two years subject to a six-month termination payment.

On October 11, 2012, Henry Pinskier, a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the years ended June 30, 2014 and June 30, 2013, the Company recorded $33,619 and $76,814 respectively in expense for the option which is reflected as Directors' Fees in the supplemental schedule of operating expenses (see Note 13).

On October  11,  2012,  Theodore A.  Greenberg,  Chief  Financial  Officer and a
Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 12. During the years ended June 30, 2014 and June 30, 2013, the Company recorded $33,619 and $76,814 respectively in expense for the option which is included in Officer's Salary in the supplemental schedule of operating expenses (see Note 13).

At June 30, 2013, due to related parties totaled $924,057. This mainly includes $265,220 due to Jesselton (previously a related party), which consists of $157,220 for contractor fees and $108,000 for fees related to the share exchange between 30DC DE and Infinity, $14,617 due to Marillion Partnership under its contractor agreement, $115,915 due to Netbloo, Ltd. which consists of $25,000 due under its contractor agreement and $90,915 remaining to be paid for Netbloo's earnings from the collaborative arrangement (see note 5) and $521,000 due to Theodore A. Greenberg for compensation.

At June 30, 2014, due to related parties totaled $805,483. This consisted of $6,843 due to Netbloo for earnings from the collaborative arrangement prior to 30DC acquiring Netbloo's 50% interest in the MagCast JV (note 4), $25,000 due to

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014


Netbloo under their contractor agreement, $94,000 accrued for directors' fees for services of non-executive directors, $5,640 due to GHL under their contractor agreement and $674,000 due to Theodore A. Greenberg, CFO and director, for compensation.

NOTE 8.  PROPERTY AND EQUIPMENT
-------------------------------

         PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING:

                                                  June 30, 2014   June 30, 2013
                                                 --------------- ---------------
Computer and Audio Visual Equipment              $       459,341 $      449,884
Office equipment and Improvements                         70,167         68,859
                                                 --------------- ---------------
                                                         529,508        518,743
Less accumulated depreciation and amortization         (510,442)      (495,698)
                                                 --------------- ---------------
                                                 $        19,066 $       23,045
                                                 =============== ===============

Depreciation expense was $14,745 for the year ended June 30, 2014 and $23,280 for the year ended June 30, 2013.

NOTE 9.  INTANGIBLE ASSETS
--------------------------

         INTANGIBLE ASSETS CONSISTS OF THE FOLLOWING:

                                          June 30, 2014       June 30, 2013
                                      -------------------- -------------------
Customer Lists                        $             75,000 $            75,000
Software                                           255,000             255,000
                                      -------------------- -------------------
                                                   330,000             330,000
Less accumulated amortization                    (110,000)            (44,000)
                                      -------------------- -------------------
                                      $            220,000 $           286,000
                                      ==================== ===================

Customer lists and software were acquired as part of the MagCast and Market Pro Max asset acquisitions in October 2012 and are being amortized over their estimated useful lives of five years. Amortization expense was $66,000 and $44,000 for the years ended June 30, 2014 and June 30, 2013 respectively.

NOTE 10. INCOME TAXES
---------------------

The Company's income tax provision (benefit) consists of the following:

                                             Year Ended         Year Ended
                                           June 30, 2014     June 30, 2013
                                          ----------------- ----------------
Federal
  Current                                 $              -  $             -
  Deferred                                          30,450        (110,800)

State and Local
  Current                                 $              -  $             -
  Deferred                                           1,950          (6,600)

Change in valuation allowance                     (32,400)          117,400
                                          ----------------- ----------------

Income tax provision (benefit)            $              -  $             -
                                          ================= ================

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at June 30, 2014 and June 30, 2013 are as follows:

                                                 Year Ended        Year Ended
                                               June 30, 2014     June 30, 2013
                                              ----------------- ---------------

Deferred tax asset
  Net operating loss carryforward - Federal   $        314,600  $      434,300
  Net operating loss carryforward - State                2,400           9,600
 Intangible Asset Amortization                          24,900           9,400
 Fixed asset depreciation                                4,100          12,400
 Accrued expenses                                      309,700         222,400
                                              ----------------- ---------------
Total deferred tax asset                               655,700         688,100
Less valuation allowance                             (655,700)       (688,100)
                                              ----------------- ---------------

Total net deferred tax asset                  $              -  $            -
                                              ================= ===============


The following is a reconciliation of the U.S. tax statutory income tax rate to the effective tax rate from continuing operations:

                                                   Year Ended       Year Ended
                                                 June 30, 2014    June 30, 2013
                                               ----------------- ---------------

U.S. statutory rate                                       34.0%          (34.0%)
State and local taxes net of federal benefit               1.3            (1.3)
Change in valuation allowance                            (71.5)           24.7
Stock option expense                                      52.4            11.4
Other permanent differences                              (16.2)           (0.8)
                                               ----------------- ---------------
Effective income tax rate                                 (0.0%)          (0.0%)
                                               ================= ===============


The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that the Company will not be able to realize all of its tax benefits and therefore a valuation allowance of approximately $655,700 has been established. For the years ended June 30, 2014 and June 30, 2013, the change in valuation allowance was a decrease of $32,400 and an increase of $117,400 respectively.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

foreign jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or years ended June 30, 2014 and 2013.

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

As of June 30, 2014 and June 30, 2013, the Company had approximately $925,300 and $1,277,400 of U.S. federal net operating loss carryovers, respectively which expire starting in 2030. The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership in the future as determined under the regulations.

In addition to the net operating losses since the 30DC share transaction on September 10, 2010, Infinity had net operation losses that predate the share transaction. At the time of the share transaction, Infinity had approximately $936,300 in U.S. federal net operating loss carryovers and $170,500 U.S. capital loss carryovers which expire beginning in 2023 and are not included in the net operating loss carryover above. The business of Infinity is included in discontinued operations, pursuant to limitations under Internal Revenue Code
Section 382 these carryovers cannot be utilized to offset future taxable income from continuing operations. The Company had realized gains of $35,645 from discontinued operations during the year ended June 30, 2013 which was offset by Infinity's carryovers.

NOTE 11. STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

During the year ended June 30, 2014, the Company issued common stock as follows:

300,000 shares of common stock to Michael A. Littman as payment for $78,000 included in accounts payable. The fair value of these shares was $48,000 and the Company recorded $30,000 of forgiveness of debt for this transaction which is included as other income in the Statement of Operations. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014


an opinion for the June 30, 2012 comparative year included with the Company's June 30, 2013 Form 10K for which, as part of the settlement of the amount due, no fees were charged.

26,525 shares of common stock to a creditor as full payment for a note payable and accrued interest totaling $6,896. The fair value of these shares was $6,100 and the Company recorded $796 of forgiveness of debt for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

100,000 shares of common stock to a creditor as full payment for a note payable and accrued interest totaling $19,794. The fair value of these shares was $22,000 and the Company recorded $2,206 in additional interest expense for this transaction which is included in the Discontinued Operations section of the Statement of Operations.

During the year ended June 30, 2014, the Company redeemed common stock as follows:

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

During the year ended June 30, 2013, the Company issued common stock as follows:

500,000 shares of common stock with a fair value of $45,000 to GHL Group, Ltd. for consulting services,

15,385 shares of common stock to a consultant as partial payment for services of $2,000,

13,487,363 shares of common stock with a fair value of $1,078,989 to Netbloo Media, Ltd. as consideration for purchase of 50% of the MagCast JV and Market Pro Max (see Note 4),

55,770 shares of common stock to Michael A. Littman as payment for $14,500 included in accounts payable. Mr. Littman is an attorney who has provided services to the Company and who provided services to Infinity prior to the share exchange.

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

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

on September 22, 2010 under which 2,554,205 37-Cent Warrants were issued along with 2,554,205 50-Cent Warrants expiring September 22, 2015. From November 2010 through March 2011, an additional 847,317 37-Cent Warrants were issued and 847,317 50-Cent Warrants were issued. All of the 37-Cent Warrants expired March 15, 2011 unexercised.

Further information relating to warrants is as follows:

                                                                  WEIGHTED
                                                   WEIGHTED        AVERAGE
                                     NUMBER         AVERAGE       REMAINING
                                       OF          EXERCISE       CONTRACT
                                     SHARES          PRICE      LIFE (YEARS)
                                   -------------------------------------------
Outstanding warrants at 6/30/12         3,401,522        $0.50           3.30
Granted                                         -            -              -
Exercised                                       -            -              -
Forfeited/expired                               -            -              -
Outstanding warrants at 06/30/13        3,401,522       $ 0.50           2.30
Granted                                         -            -              -
Exercised                                       -            -              -
Forfeited/expired                               -            -              -
Outstanding warrants at 6/30/14         3,401,522         0.50           1.30

Exercisable on 6/30/13                  3,401,522         0.50           2.30

Exercisable on 6/30/14                  3,401,522         0.50           1.30

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

The Company recognized expense in the amount of $67,237 and $153,629 respectively for the years ended June 30 30, 2014 and June 30, 2013. 3,000,000 options were granted on October 11, 2012 of which 1,000,000 vested January 1, 2013, 1,000,000 vested January 1, 2014 and 1,000,000 vest on January 1, 2015.
The cost of options vesting January 1, 2013 was recorded in the year ended June 30, 2013 and the cost of options vesting in 2014 and 2015 are being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

The Company's stock incentive plan is the 30DC, Inc. 2012 Stock Option and Award Plan (the "Plan"). The Plan provides for the grant of non-qualified stock options to selected employees and directors. The Plan is administered by the Board and authorizes the grant of options 7,500,000. The Board determines which eligible individuals are to receive options or other awards under the Plan, the

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

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

Further information relating to stock options is as follows:

                                                                    WEIGHTED
                                                     WEIGHTED       AVERAGE
                                       NUMBER        AVERAGE       REMAINING
                                         OF          EXERCISE       CONTRACT
                                       SHARES         PRICE       LIFE (YEARS)
                                    --------------------------------------------
Outstanding options at 06/30/12            600,000         $0.70           6.24
Granted                                  3,000,000         $0.08           9.28
Exercised                                        -             -              -
Forfeited/expired                                -             -              -
Outstanding options at 06/30/13          3,600,000        $ 0.18           8.61
Granted                                          -             -              -
Exercised                                        -             -              -
Forfeited/expired                                -             -              -
Outstanding options at 6/30/14           3,600,000          0.18           7.61

Exercisable on 6/30/13                   1,600,000          0.31           7.77

Exercisable on 6/30/14                   2,600,000         0. 22           7.35

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $100,000 at June 30, 2014. Total intrinsic value of options exercised was $0 for the year ended June 30, 2014 as no options were exercised during this period.

At June 30, 2014, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                           30DC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014

NOTE 13. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
----------------------------------------------------

                                          Year Ended          Year Ended
                                        June 30, 2014        June 30, 2013
                                      -------------------  -------------------
Related Party Contractor Fees (1)     $          654,653   $          684,909
Officer's Salary                                 233,619              276,814
Directors' Fees                                  143,618               76,814
Independent Contractors                          480,307              313,756
Commissions                                      754,866              208,858
Professional Fees                                153,958              183,617
Credit Card Processing Fees                      128,339               33,497
Telephone and Data Lines                          37,109               57,276
Other Operating Costs                            257,359              200,863
                                      -------------------  -------------------

Total Operating Expenses              $        2,843,828   $        2,036,404
                                      ===================  ===================

--------------------------------

(1) Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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

Management,  consisting  of the  Company's  Chief  Executive  Officer  and Chief
Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2014 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports has not been recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. As further detailed in the financial reporting controls section below, the Company has limited resources and staff which impacts timeliness and effective of disclosure controls.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our "internal control over financial reporting" is not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2014:

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

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In July 2014, the Company contracted an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services that provide for segregation of duties which previously had not been.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company is not an "accelerated filer" for the fiscal year ended June 30, 2014 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as 30DC, Inc., directors or executive officers, including their ages as of June 30, 2014.

        NAME                     AGE                     POSITION
------------------------- ------------------- ----------------------------------

Edward Dale                       44          President, CEO and Director (1)

Theodore A. Greenberg             54          CFO, Secretary and Director

Henry Pinskier                    54          Chairman of the Board (2)

Gregory H. Laborde                49          Director

Pierce McNally                    65          Director
-------------------------

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

EDWARD DALE, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Dale, age 44, has served as a Director and President and CEO of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010. Mr. Dale was a founding shareholder of 30DC DE and served as its President, Chief Executive Officer and a director from October 2008 until September 10, 2010. From 2005 to 2008, Mr. Dale developed the 30 Day Challenge business, which he ran for 4 years as part of the Marillion Partnership and was sold to 30DC DE in July 2009.

HENRY PINSKIER, CHAIRMAN OF THE BOARD

Mr. Pinskier, age 54, joined the Company's board of directors on October 11, 2012 and was elected Chairman of the Board on January 31, 2013. Mr. Pinskier serves as Chair and Joint Owner (1993- current) of Medi7 Pty Ltd., a General Practice medical services company with 70 Doctors and staff across multiple clinics in Melbourne Australia. Mr. Pinskier also currently serves as Chair for Spondo P/L an unlisted Public Company, which provides syndicated, secure easy to use video on demand system utilizing Pay Per View with a multi-level payment distribution process. He has previously served on the boards of 3 publicly listed companies in Australia related to Health technology in the area of Medical devices and services as well as having served as a Director of a Private US company with an Australian subsidiary delivering safety surveillance services. Mr. Pinskier has been involved in the Health Sector and IT /IM sector as well as having served as a Director in the past on a number of Victorian public sector organizations, VMIA the State Government of Victoria's Insurance Company from 2005-2011, Yarra Valley Water from 2008-2011 and The Alfred Group of Hospitals from 2000-2009. From 1985 until 2000, he practiced medicine. Across the different organizations he Chaired Strategy subcommittees, Risk and Audit Committees, Nomination Committees and been part of Finance Committees. Mr. Pinskier attended and graduated MBBS from Monash University in 1984.

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

PIERCE MCNALLY, DIRECTOR

Mr. McNally, age 65, has served as a Director of 30DC and Infinity since 2006. Mr. McNally, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He also serves as Chief Strategy Officer and General Counsel of Cielostar, Inc. a healthcare and benefits technology payments solutions company located in Minneapolis, MN. He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation (OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also served on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC. In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992. Mr. McNally completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid and accrued to officers during the fiscal years ended June 30, 2014, 2013 and 2012. The table sets forth this information for 30DC and Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of June 30, 2014.

                                         SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- ------ ---------- -------- -------- -------- ------------ ------------- -------------- ----------
                                                                   NON-EQUITY  NON-QUALIFIED
                                                                    INCENTIVE    DEFERRED
                                                 STOCK    OPTION      PLAN      COMPENSATION   ALL OTHER
                              SALARY    BONUS    AWARDS   AWARDS  COMPENSATION    EARNINGS    COMPENSATION     TOTAL
  NAME & POSITION     YEAR      ($)      ($)      ($)      ($)       ($)          ($)            ($)          ($)
-------------------- ------ ---------- -------- -------- -------- ------------ ------------- -------------- ----------
Edward Dale, CEO     2014     294,653        0        0        0          0              0              0    294,653
(1)                  2013     338,596   40,000        0        0          0              0              0    378,596
                     2012     328,376        0        0        0          0              0              0    328,376
-------------------- ------ ---------- -------- -------- -------- ------------ -------------- -------------- ----------
Theodore A.          2014     200,000        0        0   33,619                                             233,619
Greenberg, CFO and   2013     200,000        0        0   76,814          0              0              0    276,814
Secretary (2)        2012     200,000        0        0        0          0              0              0    200,000
-------------------- ------ ---------- -------- -------- -------- ------------ -------------- -------------- ----------
Dan Raine,           2014     166,667        0        0        0          0              0              0    166,667
Former VP Business   2013     251,785        0        0        0          0              0              0    251,785
Development (3)      2012     250,000        0        0        0          0              0              0    250,000
-------------------- ------ ---------- -------- -------- -------- ------------ -------------- -------------- ----------
Clinton Carey,       2014           0        0        0        0          0              0              0          0
Former COO (4)       2013           0        0        0        0          0              0              0          0
                     2012     175,052        0        0        0          0              0              0    175,052
-------------------- ------ ---------- -------- -------- -------- ------------ -------------- -------------- ----------

(1) Marillion Partnership ("Marillion"), an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as CEO of the Company.

By contract Marillion receives annual contractor fees of $317,825 AUD Dollars which is paid periodically throughout the year. The Company converts US Dollars to AUD on the date of each payment and records the USD amount as related party contractor fees. The USD amount for the year is dependent on the fluctuation in the USD/AUD exchange rate.

During the year ended June 30, 2013 the board awarded Marillion a one-time bonus of $40,000 upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform.

(2) Theodore A. Greenberg earned an annual salary of $200,000 for his services as an officer of the Company which was included in officers' salaries. During the years ended June 30, 2012 and June 30, 2013 this was accrued but not paid and during the year ended June 30, 2014, only $47,000 was paid . The unpaid amount for each of these years is included in due to related parties.

(3) During the year ended June 30, 2012 Raine Ventures, LLC., a company affiliated with Dan Raine earned $250,000 which was included in related party contractor fees. During the year ended June 30, 2013 Raine Ventures earned $251,785. On February 28, 2014, in connection with the Immediate Edge divestiture, Mr. Raine resigned as the Company's VP of Business Development and Rained Ventures resigned from its contract. Raine Ventures earned $166,667 during the eight months ended February 28, 2014. All amounts earned by Raine Ventures in the years ended June 30, 2013 and 2014 are included in results from discontinued operations.

(4) By contract, Jesselton was due $254,260 AUD per year but on March 1, 2012, Mr. Carey resigned as the Company's Chief Operating Officer and Jesselton voluntarily resigned from its contract. During the year ended June 30, 2012, Jesselton, earned $175,052 in contractor fees. Clinton Carey was engaged by the Company as a contractor in July 2013 but is no longer an officer of the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

COMPENSATION PURSUANT TO STOCK OPTION PLAN

No options were issued under the Company's 2008 stock option plan.

No options were issued under the Company's 2012 stock option plan however options issued in a previous year continued to vest.

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

                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

---------------- ------------------------------------------------------------------ ---------------------------------------
                                           OPTION AWARDS                                        STOCK AWARDS
---------------- ------------------------------------------------------------------ ---------------------------------------
                                                                                                       EQUITY     EQUITY
                                                                                                     INCENTIVE  INCENTIVE
                                                                                            MARKET      PLAN       PLAN
                                                                                             VALUE     AWARDS:    AWARDS:
                                                                                    NO. OF    OF       NUMBER    MARKET OR
                                                  EQUITY                            SHARES  SHARES       OF       PAYOUT
                                                INCENTIVE                             OR      OR      UNEARNED   VALUE OF
                                                   PLAN                             UNITS    UNITS     SHARES,   UNEARNED
                                                 AWARDS:                              OF      OF      UNITS OR    SHARES,
                    NO. OF         NO. OF       NUMBER OF                           STOCK    STOCK     OTHER     UNITS OR
                  SECURITIES     SECURITIES     SECURITIES                           THAT     THAT     RIGHTS      OTHER
                  UNDERLYING     UNDERLYING     UNDERLYING                           HAVE     HAVE      THAT       RIGHTS
                 UNEXERCISED    UNEXERCISED    UNEXERCISED    OPTION      OPTION     NOT      NOT     HAVE NOT   THAT HAVE
                 OPTIONS (#)    OPTIONS (#)      UNEARNED    EXERCISE   EXPIRATION  VESTED   VESTED    VESTED       NOT
     NAME        EXERCISABLE   UNEXERCISABLE   OPTIONS (#)   PRICE ($)     DATE       (#)     (#)       (#)      VESTED ($)
---------------- ------------- --------------- ------------- ---------- ----------- ------- -------- ---------- -----------
Theodore A.       1,000,000       500,000                       $0.08     10/10/22
Greenberg (1)
---------------- ------------- --------------- ------------- ---------- ----------- ------- -------- ---------- -----------
Henry  Pinskier   1,000,000       500,000                       $0.08     10/10/22
(1)
---------------- ------------- --------------- ------------- ---------- ----------- ------- -------- ---------- -----------

(1) Options awarded under 2012 stock option plan.

CONTRACTOR AGREEMENTS AND TERMINATION OF CONTRACTOR AND CHANGE-IN-CONTROL ARRANGEMENTS

MARILLION PARTNERSHIP

The Company entered into a three-year Contract for Services Agreement commencing July 2009 with Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as CEO of the Company for among other things, the payment of $250,000 in cash remuneration per year.

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

The Marillion contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement. During the years ended June 30, 2014 and June 30, 2013, Marillion received annual contractor fees of $294,653 and $338,596 respectively.

RAINE VENTURES, LLC

The Company entered into a three-year Contract For Services Agreement commencing July 2009 with 23V Industries, Ltd. ("23V") for services which include Mr. Dan Raine acting as the Company's Vice President of Business Development providing for among other things, the payment of $250,000 in cash remuneration per year. Effective April 1, 2010, Raine Ventures, LLC ("Raine Ventures") replaced 23V Industries, Ltd in providing consulting services to the Company including Mr. Raine acting as the Company's Vice President of Business Development.

The Raine Ventures contractor agreement expired June 30, 2012 and continued on a month to month basis under similar terms through February 28, 2014 when the Company divested the Immediate Edge and Mr. Raine resigned as the Company's VP of Business Development and Rained Ventures resigned from its contract.

If in any year starting from the commencement date of the Marillion and Raine Ventures contractor agreements, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation. This threshold was not achieved for the fiscal years ending June 30, 2014 and 2013.

DESCRIPTION OF 30 DC DE CONTRACTOR AGREEMENTS

The Marillion and Raine Ventures contractor agreements were with 30DC DE, a subsidiary of 30DC. The agreements provided the following terms:

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

None of the Executives providing services through the contractor agreements were required to resign their positions with 30DC as a result of the transaction with Infinity so this provision did not apply. When the Company divested Immediate Edge, on February 28, 2014, Raine Ventures resigned its contractor agreement and is due no further compensation under its contract.

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

                              DIRECTOR COMPENSATION

Historically, the Company had not paid any Directors fees for meeting attendance. In September 2013, the Company approved annual fees to non-executive directors of $30,000 per year and $50,000 per year for the board chairman. At the Company's option, director's fees may be paid in stock.
















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                             DIRECTORS COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2014:

                    FEES                                         NON-QUALIFIED
                  EARNED OR                        NON-EQUITY       DEFERRED
     NAME          PAID IN    STOCK    OPTION   INCENTIVE PLAN  COMPENSATION    ALL OTHER
                    CASH      AWARDS   AWARDS    COMPENSATION     EARNINGS    COMPENSATION   TOTAL
                     ($)        ($)      ($)         ($)             ($)           ($)        ($)
---------------- ------------ ------- -------- --------------- ------------- ------------- ----------
Edward Dale (1)      $ -0-     $ -0-   $ -0-          $ -0-         $ -0-          $-0-         $-0-

Theodore A.          $ -0-     $ -0-   $ -0-          $ -0-         $ -0-          $-0-         $-0-
Greenberg (2)

Gregory H.         $30,000     $ -0-   $ -0-          $ -0-         $ -0-          $-0-      $30,000
Laborde (3)

Pierce McNally     $30,000     $ -0-    $-0-          $ -0-          $-0-         $ -0-      $30,000
(4)

Henry
Pinskier (5)       $50,000     $-0-  $33,618          $ -0-          $-0-         $ -0-      $83,618
----------------

     (1) During the year ended June 30, 2014, Marillion Partnership, an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as CEO of the Company was paid $294,653 which was included in related party contractor fees.

     (2) During the year ended June 30, 2014, Theodore A. Greenberg earned salary of $200,000 and received a stock option award for which $33,619 was charged to officers' salaries for his services as an officer of the Company, the $153,000 was accrued but not actually paid.

     (3) During the year ended June 30, 2014, GHL Group, whose President, Gregory H. Laborde is a Director, earned $60,000 which was included in related party contractor fees. $25,000 of the director fees due Mr. Laborde remain unpaid and the Company has the option to pay this in stock.

     (4) $27,000 of the director fees due Pierce McNally remain unpaid and the Company has the option to pay this in stock.

     (5) $42,000 of the director fees due Henry Pinskier remain unpaid and the Company has the option to pay this in stock.

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

                      EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company has two stock Option Plans. As of June 30, 2014, 600,000 options are outstanding under the 2008 Option Plan of which all 600,000 are exercisable. During the year ended June 30, 2014, we did not issue any shares under the option plan. We have reserved a total of 970,934 shares of common stock for issuance under the 2008 Option Plan.

On October 11, 2012 our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of our common stock. On October 11, 2012, 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board. At June 30, 2014, 1,000,000 of the options issued to Mr. Greenberg and 1,000,000 of the options issued to Mr. Pinskier are exercisable.

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

The information below is based on the number of shares of 30DC, Inc. common stock that 30DC believes was beneficially owned by each person or entity as of June 30, 2014, including options exercisable within 60 days.

 TITLE        NAME AND ADDRESS OF         AMOUNT AND NATURE OF     PERCENT
OF CLASS      BENEFICIAL OWNER (1)          BENEFICIAL OWNER     OF CLASS (2)
--------- ------------------------------- -------------------- ---------------
Common    Edward Dale, Director,                   20,036,440         26.07%
          President, CEO (Directly and
          Beneficially through Marillion
          Partnership)

Common    Gregory H. Laborde, Director,             3,507,250          4.56%
          (Beneficially through GHL
          Group, Ltd.)

Common    Theodore A. Greenberg, CFO,               2,680,770          3.44%
          Secretary and Director

Common    Pierce McNally, Director (3)                292,500          0.13%

 TITLE        NAME AND ADDRESS OF         AMOUNT AND NATURE OF     PERCENT
OF CLASS      BENEFICIAL OWNER (1)          BENEFICIAL OWNER     OF CLASS (2)
--------- ------------------------------- -------------------- ---------------

Common    Henry Pinskier, Director and              1,247,000          1.60%
          Chairman of the Board

Common    Jonathan Lint (Beneficially              13,487,363         17.55%
          through Netbloo Media, Ltd.)

Common    All Directors and Executive              27,763,960         35.21%
          Officers as a Group (5 persons)
---------
     (1)  All directors can be reached at the address of the Company.

     (2) At June 30, 2014, the Company had 76,853,464 shares of its common stock issued and outstanding. The Company had 2,600,000 options issued and outstanding which were exercisable, but 600,000 of these options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

     (3) Mr. McNally's ownership total includes 192,500 options which were exercisable at June 30, 2014 but not included in his percentage.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

OFFICERS AND DIRECTORS

During the years ended June 30, 2014 and 2013, Marillion Partnership ("Marillion"), an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as CEO was paid contractor fees of $294,653 and $378,596 (inclusive of $40,000 bonus) respectively. Mr. Dale is CEO, President and a Director of the Board of the Company.

During the years ended June 30, 2014 and 2013, Theodore A. Greenberg earned salary of $200,000 each year. Mr. Greenberg is CFO and a Director of the Company. On October 11, 2012 Mr. Greenberg was issued 1,500,000 options to purchase shares of the Company's common stock. The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $33,619 and $76,814 were recorded as expense during the years ended June 30, 2014 and 2013 respectively.

During the years ended June 30, 2014 and 2013, Henry Pinskier earned directors' fees of $50,000 and $-0- respectively. Mr. Pinskier is a Director and Chairman of the Board of the Company. On October 11, 2012 Mr. Pinskier was issued 1,500,000 options to purchase shares of the Company's common stock. The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $33,618 and $76,814 were recorded as expense during the years ended June 30, 2014 and 2013 respectively.

During the years ended June 30, 2014 and 2013, Gregory Laborde earned directors' fees of $30,000 and $-0- respectively. During the years ended June 30, 2014 and 2013 GHL Group, Ltd. whose President, Gregory H. Laborde is a Director, earned contractor fees of $60,000 and $81,313 respectively. $45,000 of this amount earned during the year ended June 30, 2013 was paid by issuance of 500,000 of the Company's restricted common shares.

During the years ended June 30, 2014 and 2013, Pierce McNally earned directors' fees of $30,000 and $-0- respectively.

OTHER SHAREHOLDERS

During the year ended June 30, 2014 and 2013, Raine Ventures, LLC , a company affiliated with Dan Raine earned contractor fees of $166,667 and $251,785 respectively. Mr. Raine had beneficial ownership of greater than 5% of the Company until February 28, 2014. On February 28, 2014, the Company divested the Immediate Edge in return for 10,560,000 of the Company shares which was all of the Company shares owned by Raine Ventures.

During the years ended June 30, 2014 and 2013 Netbloo earned contractor fees of $300,000 and $225,000. Netbloo is a greater than 5% shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Malone Bailey, LLP is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2014 and 2013 by Malone Bailey, LLP

                                  Year Ended June 30,
                               2014                 2013
                         ---------------      ---------------
Audit Fees               $       71,600       $       70,000

Audit-related Fees       $            0       $            0

Tax Fees                 $            0       $            0

All Other Fees           $            0       $            0
                         ---------------      ---------------
Total Fees               $       71,600       $       70,000

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a) Audited financial statements for years ended June 30, 2014 and 2013


(b) EXHIBIT NO.                       DESCRIPTION
    -----------   --------------------------------------------------------------


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

    101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document (2)
    -------------

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


                                            30DC, Inc.

Dated: October 10, 2014
                                       By:  /s/ Edward Dale
                                            ------------------------------------
                                            Edward Dale, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                       By:  /s/ Theodore A. Greenberg
                                            ------------------------------------
                                            Theodore A. Greenberg,
                                            Chief Financial Officer
                                            (Principal Accounting Officer),
                                            Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2014
                                                       30DC , Inc.
                                          -------------------------------------


                                          /s/ Edward Dale
                                          -------------------------------------
                                          Edward Dale, Director

                                          /s/ Theodore A. Greenberg
                                          -------------------------------------
                                          Theodore A. Greenberg, Director

                                          /s/ Henry Pinskier
                                          -------------------------------------
                                          Henry Pinskier, Director

                                          /s/ Gregory Laborde
                                          -------------------------------------
                                          Gregory Laborde, Director