Form 10-Q
period 2014-09-30
30DC, INC.
filed 2014-11-14
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X  ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
       ACT OF 1934

                  For Quarterly Period Ended September 30, 2014

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


                 80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 962-4400
       ------------------------------------------------------------------
               Registrant's telephone number, including area code


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of November 14, 2014, the number of shares outstanding of the registrant's class of common stock was 76,853,464.

                                TABLE OF CONTENTS




PAGE
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                2

         Condensed Consolidated Balance Sheets (Unaudited) as of
          September 30, 2014 and June 30, 2014                              3

         Condensed Consolidated Statements of Operations (Unaudited) for
          the Three Months Ended September 30, 2014 and 2013                4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
          the Three Months Ended September 30, 2014 and 2013                5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

Item 4. Controls and Procedures                                            16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3. Defaults upon Senior Securities                                    18

Item 4. Mine Safety Disclosures                                            18

Item 5. Other Information                                                  18

Item 6. Exhibits                                                           18

Signatures                                                                 19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                        September               June
                                                                                        30, 2014              30, 2014
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       144,612     $          102,684
         Restricted Cash                                                                     126,835                 83,730
         Accrued Commissions Receivable                                                        6,031                 12,706
         Accounts Receivable                                                                 149,185                 38,313
         Prepaid Expenses                                                                     23,598                 24,291
         Assets of Discontinued Operations                                                    87,485                116,313
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        537,746                378,037

Property and Equipment, Net                                                                   18,538                 19,066
Intangible Assets, Net                                                                       203,500                220,000
Goodwill                                                                                   2,027,564              2,027,564
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,787,348     $        2,644,667
                                                                                     ================    ===================


Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                             $      188,626     $          190,228
         Accrued Expenses and Refunds                                                        688,491                625,565
         Deferred Revenue                                                                    124,654                 90,716
         Due to Related Parties                                                              815,390                805,483
         Liabilities of Discontinued Operations                                              213,526                216,548
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,030,687              1,928,540
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,030,687              1,928,540
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                76,853,464 issued and outstanding                                             76,853                 76,853
         Paid in Capital                                                                   3,835,460              3,826,606
         Accumulated Deficit                                                              (3,052,794)            (3,084,474)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                   756,661                716,127
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     2,787,348     $        2,644,667
                                                                                     ================    ===================



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                  30DC, INC. AND SUBSIDIARY
                       Condensed Consolidated Statements of Operations
                               Three Months Ended September 30
                                          Unaudited

                                                           2014                 2013
                                                      ---------------     ------------------
Revenue

        Commissions                                   $       13,935      $         18,974
        Subscription Revenue                                  29,954                     -
        Products and Services                                656,178             1,923,905
                                                      ---------------     ------------------
                   Total Revenue                             700,067             1,942,879

Operating Expenses                                           638,081             1,285,282
                                                      ---------------     ------------------

Operating Income                                              61,986               657,597

Other Income

        Forgiveness of Debt                                        -                87,253
                                                      ---------------     ------------------
                   Total Other Income                              -                87,253
                                                      ---------------     ------------------

Income From Continuing Operations                             61,986               744,850

Loss From Discontinued Operations                            (30,306)               (8,012)
                                                      ---------------     ------------------

Net Income                                            $       31,680      $        736,838
                                                      ===============     ==================

Weighted Average Common Shares Outstanding
Basic                                                     76,853,464            87,069,922
Diluted                                                   77,398,919            87,454,537
Earnings (Loss) Per Common Share  (Basic)
     Continuing Operations                            $         0.00       $          0.01
     Discontinued Operations                                   (0.00)                (0.00)
Net Income (Loss) Per Common Share                    $         0.00       $          0.01

Earnings (Loss) Per Common Share  (Diluted)
     Continuing Operations                            $         0.00       $          0.01
     Discontinued Operations                                   (0.00)                (0.00)
Net Income (Loss) Per Common Share                    $         0.00       $          0.01

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                            Three Months Ended September 30
                                                       Unaudited
                                                                                        2014               2013
                                                                                   ---------------    ----------------
Cash Flows from Operating Activities:
    Net Income                                                                     $       31,680     $       736,838
    Loss From Discontinued Operations                                                      30,306               8,012

     Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided By Operations
        Depreciation and Amortization                                                      18,328              20,335
        Equity Based Payments To Employees                                                  8,854              24,764
        Gain on Debt Forgiveness                                                                -             (87,253)

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                   (43,105)           (163,472)
        Accrued Commissions Receivable                                                      6,675              18,498
        Accounts Receivable                                                              (110,872)           (703,053)
        Prepaid Expenses                                                                      693              (3,589)
        Accounts Payable                                                                   (1,602)            356,231
        Accrued Expenses and Refunds                                                       62,926             514,257
        Deferred Revenue                                                                   33,938              88,367
        Due to Related Parties                                                              9,907            (245,762)
                                                                                   ---------------    ----------------

                  Net Cash Provided By Operating Activities                                47,728             564,173
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (1,300)             (3,298)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (1,300)             (3,298)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                               (4,500)            (37,262)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                 (4,500)            (37,262)
                                                                                   ---------------    ----------------

Increase in Cash and Cash Equivalents                                                      41,928             523,613
Cash and Cash Equivalents - Beginning of Period                                           102,684             116,372
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $      144,612     $       639,985
                                                                                   ===============    ================

Supplemental  Disclosures  of Non Cash  Financing  Activity Cash
 paid during the period for:
        Interest                                                                   $        1,332     $        25,211
        Income taxes                                                                          300                   -

Common Stock Issued to Settle Liabilities                                          $            -     $        54,100

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2015 or any other period. In addition, the balance sheet data at June 30, 2014 was derived from the audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2014 included in the Company's annual report on Form 10-K which was filed on October 10, 2014.

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the three month period ended September 30, 2014, the Company has included as outstanding 2,000,000 options which are exercisable and have an exercise price below the average market price for the Company's shares during the period. In computing diluted earnings per share for the three month period ended September 30, 2013, the Company has included as outstanding 1,000,000 options which are exercisable and have an exercise price below the average market price for the Company's shares during the period.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


NOTE 2. GOING CONCERN
---------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2014, the Company had a working capital deficit of approximately $1,493,000 and had accumulated losses of approximately $3,053,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

For the past few years, the Company offered MagCast through a once per year large-scale promotion for which the majority of sales were through marketing affiliates which are unrelated parties who earn commissions by referring customers to the Company and a majority of the Company's annual sales were during the promotion. The Company held a smaller promotion through marketing affiliates in July 2014 than in prior years. The Company does not expect to have a large-scale promotion during this fiscal year.

NOTE 3. DIVESTITURE
-------------------

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. Raine assumed liability for deferred revenue of approximately $19,000. The Company recorded zero gain or loss on the divestiture. Operating results for the Edge have been reclassified as discontinued operations for the three months ended September 30, 2013 (see note 4). Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


NOTE 4. DISCONTINUED OPERATIONS
-------------------------------

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

Results of Discontinued Operations for the

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2014      THREE MONTHS ENDED SEPTEMBER 30, 2013
                                                   ----------------------------------------    -------------------------------------
                                                   IMMEDIATE EDGE    INFINITY      TOTAL       IMMEDIATE EDGE   INFINITY    TOTAL
                                                   --------------  ------------  ---------     --------------  ---------- ----------
Revenues                                           $           -   $        -    $       -     $     97,069    $      -    $ 97,069
Operating expenses                                             -        1,478        1,478          105,093       1,930     107,023
Income (Loss) from operations                                  -       (1,478)      (1,478)          (8,024)     (1,930)     (9,954)
Forgiveness of debt                                            -            -            -                -         796         796
Realized gain on marketable securities                         -            -            -                -           -           -
Unrealized gain (loss) on marketable securities                -      (28,828)     (28,828)               -       1,146       1,146
                                                   ----------------------------------------    -------------------------------------
Net Income (Loss)                                  $           -   $  (30,306)   $ (30,306)    $     (8,024)   $     12    $ (8,012)
                                                   ========================================    =====================================

Assets and Liabilities of Discontinued Operations as of

                                                        SEPTEMBER 30, 2014                           JUNE 30, 2014
                                             ---------------------------------------   --------------------------------------
                                             IMMEDIATE EDGE  INFINITY        TOTAL      IMMEDIATE EDGE   INFINITY      TOTAL
                                             -------------- -----------   ----------   ---------------   --------   ---------
Assets

Cash                                         $          -   $        -    $       -    $           -    $      -    $       -
Prepaid expenses                                        -            -            -                -           -            -
Marketable securities                                   -       87,485       87,485                -     116,313      116,313
                                             ---------------------------------------   ---------------------------------------
Total Current Assets                                    -       87,485       87,485                -     116,313      116,313

Goodwill                                                -            -            -                -           -            -
                                             ---------------------------------------   ---------------------------------------
Total Assets of Discontinued Operations      $          -   $   87,485    $  87,485    $           -    $116,313    $ 116,313
                                             =======================================   =======================================
LIABILITIES

Accounts payable                             $          -   $   72,201    $  72,201     $          -    $ 72,201    $  72,201
Accrued expenses                                        -       63,775       63,775                -      62,297       62,297
Deferred revenue                                        -            -            -                -           -            -
Notes payable                                           -       56,550       56,550                -      61,050       61,050
Due to related parties                                  -       21,000       21,000                -      21,000       21,000
                                             ---------------------------------------   ---------------------------------------

Total Liabilities of Discontinued Operations $          -   $  213,526    $ 213,526    $           -    $216,548    $ 216,548
                                             =======================================   =======================================

Notes Payable

Included in liabilities of discontinued operations at September 30, 2014 and June 30, 2014 are $56,550 and $61,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


For the three months ended September 30, 2014 and September 30, 2013 the Company incurred interest expense on notes payable of $1,478 and $1,897 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At September 30, 2014 the fair value of marketable securities held for sale was $87,485 which included cumulative net unrealized gains of $21,045. June 30, 2014 the fair value of marketable securities held for sale was $116,313 which included cumulative net unrealized gains of $49,873.

NOTE 5. RELATED PARTY TRANSACTIONS
----------------------------------

At September 30, 2014, due to related parties totaled $815,390. This consisted of $4,900 due to GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $121,500 accrued for directors' fees for services of non-executive directors and $689,000 due to Theodore A. Greenberg, CFO and director, for compensation.

NOTE 6. INCOME TAXES
--------------------

As of June 30, 2014, the Company had net operating loss carryovers for United States income tax purposes of approximately $925,300, which begin to expire in 2030. For income tax purposes, net income for the three month period ended September 30, 2014 is completely offset by the net operating loss carryovers; accordingly no income tax provision has been provided. For future periods, the U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

NOTE 7. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the three months ended September 30, 2014, the Company did not issue any common stock.

WARRANTS

Information relating to outstanding warrants is as follows:

                                                                     Weighted
                                                     Weighted         Average
                                      Number         Average         Remaining
                                        of           Exercise        Contract
                                      Shares          Price        Life (years)
                                    ------------------------------------------
Outstanding warrants at 06/30/14      3,401,522        $ 0.50            1.30
Granted                                       -             -               -
Exercised                                     -             -               -
Forfeited/expired                             -             -               -
Outstanding warrants at 9/30/14       3,401,522          0.50            1.05

Exercisable on 9/30/14                3,401,522          0.50            1.05

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at September 30, 2014. Total intrinsic value of warrants exercised was $0 for the three months ended September 30, 2014 as no warrants were exercised during this period.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)

NOTE 8. STOCK BASED COMPENSATION PLANS
--------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $8,854 and $24,764 for the three months ended September 30, 2014 and September 30, 2013 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

                                                                     WEIGHTED
                                                     WEIGHTED        AVERAGE
                                      NUMBER         AVERAGE        REMAINING
                                        OF           EXERCISE        CONTRACT
                                      SHARES          PRICE        LIFE (YEARS)
                                   -------------------------------------------
Outstanding options at 06/30/14       3,600,000        $ 0.18            7.61
Granted                                       -             -               -
Exercised                                     -             -               -
Forfeited/expired                             -             -               -
Outstanding options at 9/30/14        3,600,000          0.18            7.36

Exercisable on 9/30/14                2,600,000          0.22            7.10

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at September 30, 2014. Total intrinsic value of options exercised was $0 for the three months ended September 30, 2014 as no options were exercised during this period.

At September 30, 2014, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                     Three Months Ended      Three Months Ended
                                     September 30, 2014      September 30, 2013
                                     --------------------    -------------------

Related Party Contractor Fees (1)    $           164,184     $           159,508
Officer's Salary                                  37,427                  62,382
Directors' Fees                                   31,927                  39,882
Independent Contractors                          106,376                 118,168
Commission Expense                               144,738                 719,348
Professional Fees                                 57,204                  34,829
Credit Card Processing Fees                       26,253                  96,934
Telephone and Data Lines                          10,052                   6,106
Other Operating Costs                             59,920                  48,125
                                     --------------------    -------------------

Total Operating Expenses             $           638,081     $         1,285,282
                                     ====================    ===================

---------------------------------------------------------------------
     (1) Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

OVERVIEW

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the "Agreement") with 30DC, Inc., a Delaware corporation, ("30DC DE") and the Shareholders of 30DC DE ("30DC DE Shareholders."). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The 30DC DE Shareholders received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Infinity, as a result of the transaction, became the owning entity of 100% of the outstanding shares of common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. The business of 30DC DE became the primary business of Infinity. Infinity was renamed 30DC, Inc. (Maryland) ("30DC" and together with its subsidiary "the Company.").

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013.

During the three months ended September 30, 2014, 30DC, Inc. recognized revenues of $700,067 from continuing operations compared to $1,942,879 during the three months ended September 30, 2013. Revenues from continuing operations were from the following sources during the three months ended September 30, 2014 compared to September 30, 2013.

                         Three Months Ended      Three Months        Increase
                            September 30,            Ended               or
                                 2014         September 30, 2013     (Decrease)
                         ------------------- -------------------- --------------
Revenue
  Commissions            $           13,935  $            18,974  $      (5,039)
  Subscription Revenue               29,954                    -         29,954
  Products and Services             656,178            1,923,905     (1,267,727)
                         ------------------- -------------------- --------------
   Total Revenues        $          700,067  $         1,942,879  $  (1,242,812)

The $29,954 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $1,267,727 decrease in products and services revenue was mainly due to a decrease of $1,289,113 in revenue from the MagCast Publishing Platform which resulted from a smaller launch promotion in July 2014 than August 2013. This was partially offset by a $19,964 increase in sales of Market Pro Max including the Ultimate Product System which is a training program that includes a lifetime license for one Market Pro Max marketing web site.

During the three months ended September 30, 2014, the Company incurred $638,081 in operational expenses for continuing operations compared to $1,285,282 during the three months ended September 30, 2013. Operational expenses during the three months ended September 30, 2014 and 2013, include the following categories:

                                  Three Months      Three Months      Increase
                                      Ended             Ended            or
                               September 30, 2014 September 30, 2013  Decrease
                               ------------------ ------------------  --------
Accounting Fees                $        51,250    $       22,207      $  29,043
Advertising                             11,386               192         11,194
Credit Card Processing Fees             26,253            96,934        (70,681)
Commissions                            144,738           719,348       (574,610)
Independent Contractors                106,376           118,168        (11,792)
Depreciation and Amortization           18,328            20,335         (2,007)
Directors' Fees                         31,927            39,882         (7,955)
Internet Expenses                        8,561             8,255            306
Legal Fees                               5,954            12,622         (6,668)
Officer's Salaries                      37,427            62,382        (24,955)
Related Party Contractors              164,184           159,508          4,676
Telephone and Data Lines                10,052             6,106          3,946
Other Operating Expenses                21,645            19,343          2,302
                               -------------------------------------------------

Total Operating Expenses       $       638,081    $    1,285,282      $(647,201)
                               =================================================

The increase of $29,043 in accounting fees was primarily due to $10,750, including a one-time setup fee of $4,750, paid to an e-commerce accounting firm which was engaged July 2014 to automate and administer recording and reconciling 30DC's daily transactions, and an increase of $17,793 in charges from the Company's independent auditing firm due to a delay in timing of the Company's audit for the fiscal year ending June 30, 2013 which resulted in charges being delayed beyond September 30, 2013.

The increase of $11,194 in advertising is due to the Company advertising its digital products on Facebook and the cost of marketing consultant who helped with the advertising campaign.

The decrease of $70,681 in credit card processing fees resulted from the $1,242,812 decrease in revenue and a decrease of approximately 1% in the effective credit card processing rate.

The decrease of $574,610 in commissions resulted from the $1,267,727 decrease in products and services revenue, a significant portion of which are sales marketing affiliate relationships which result in commission expense.

The decrease of $11,792 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $9,000 per month, and one at the end of August 2014, saving the Company approximately $6,000 per month, offset by an increase of $6,000 per month to a contractor who has assumed additional responsibilities.

The decrease of $7,955 in directors' fees is from a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the September 2014 quarter from the amount in the September 2013 quarter due to fewer options remaining unvested.

The decrease of $6,668 in legal fees was due to a decrease in a number of items which went through legal review including press releases and nonrecurring cost for the legal review of a presubmission request to the SEC regarding reporting requirements of the Netbloo asset acquisition in the September 2013 quarter.

The decrease of $24,955 in officer's salaries was due to a reduction in a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the September 2014 quarter from the amount in the September 2013 quarter due to fewer options remaining unvested.

During the three months ended September 30, 2014, the Company recognized a net income from continuing operations of $61,986 compared to a net income from continuing operations of $744,850 during the three months ended September 30, 2013. The decrease in net income from continuing operations of $682,864 was due to the decrease in revenue $1,242,812 offset by the decrease in operating expenses $647,201 and forgiveness of debt income of $87,253 in the September 2013 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $144,612 at September 30, 2014 and the Company had a working capital deficit of $1,492,941. To fund working capital for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. The Company expects increased revenue from further sales of MagCast Publishing Platform through its Digital Publishing Blueprint training course and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses. The Company also expects increased revenue from further sales of Market Pro Max through its Ultimate Product System training course and introduction of new products some of which will be extensions of existing product lines. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at September 30, 2014 is $56,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the three month period ended September 30, 2014, operating activities provided the Company with $47,728. During the three month period ended September 30, 2013, operating activities provided the Company with $564,173. The decrease of $516,445 in funds provided by operating activities was a combination of the decrease of net income from continuing operations of approximately $705,000, a decrease of approximately $358,000 in the change in accounts payable due to payment of affiliate commissions which were due at September 30, 2014 from the MagCast relaunch in August 2013, a decrease of approximately $451,000 in in the change accrued expenses and refunds due to payment of commissions which accrued on accounts receivable at September 30, 2013 and change in status of accrued contractor fees in the September 30, 2013 quarter from due to related parties because Clinton Carey was no longer a member of the Company's board. This was offset by a decrease in change in accounts receivable of approximately $592,000 due to the collection of accounts receivable from the MagCast relaunch in August 2013, a decrease to the change in due to related parties of approximately $256,000 because Clinton Carey was no longer a member of the Company's board, a decrease in change in the amount of restricted cash which is the amount held in reserve by the Company's credit card processor which was higher at September 30, 2014 due to the MagCast relaunch in August 2013 and a decrease of approximately $87,000 in forgiveness of debt income which was including in net income from continuing operations in the September 2013 quarter but did not generate cash.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2014, the Company has a working capital deficit of approximately $1,493,000 and has accumulated losses of approximately $3,053,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products.

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2014, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (1) Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

     (2) Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In July 2014, the Company contracted an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services that provide for segregation of some of the duties which previously had not been.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period July 1, 2014 through September 30, 2014 the Company did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at September 30, 2014 is $56,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

------------- ------------------------------------------------------------------
  EXHIBIT NO.                           DESCRIPTION
------------- ------------------------------------------------------------------
31.1          Section 302 Certification - CEO
------------- ------------------------------------------------------------------
31.2          Section 302 Certification - CFO
------------- ------------------------------------------------------------------
32.1          Section 906 Certification - CEO
------------- ------------------------------------------------------------------
32.2          Section 906 Certification - CFO
------------- ------------------------------------------------------------------
101.INS       XBRL Instance Document (1)
------------- ------------------------------------------------------------------
101.SCH       XBRL Taxonomy Extension Schema Document (1)
------------- ------------------------------------------------------------------
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document (1)
------------- ------------------------------------------------------------------
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document (1)
------------- ------------------------------------------------------------------
101.LAB       XBRL Taxonomy Extension Label Linkbase Document (1)
------------- ------------------------------------------------------------------
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document (1)
--------------------------------------------------------------------------------

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


                                   30DC, INC.
                        -------------------------------
                                   Registrant



Dated: November 14, 2014                           By:/s/ Edward Dale
                                                   -----------------------------
                                                   Edward Dale
                                                   Principal Executive Officer
                                                   Chief Executive Officer
                                                   President


Dated: November 14, 2014                           By:/s/ Theodore A. Greenberg
                                                   -----------------------------
                                                   Theodore A. Greenberg,
                                                   Principal Accounting Officer
                                                   Chief Financial Officer