Form 10-Q
period 2014-12-31
30DC, INC.
filed 2015-02-12
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended December 31, 2014

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                        COMMISSION FILE NUMBER: 000-30999


                                   30DC, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                   16-1675285
----------------------------------         -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

As of February 12, 2015, the number of shares outstanding of the registrant's class of common stock was 76,853,464.

                                TABLE OF CONTENTS

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION                     ----

Item 1. Financial Statements                                                   2

         Condensed Consolidated Balance Sheets (Unaudited) as of
         December 31, 2014 and June 30, 2014                                   3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Six Months Ended December 31, 2014 and 2013         4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended December 31, 2014 and 2013                   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 3. Defaults upon Senior Securities                                       22

Item 4. Mine Safety Disclosures                                               22

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              22

Signatures                                                                    23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                        December                June
                                                                                        31, 2014              30, 2014
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $       123,102     $          102,684
         Restricted Cash                                                                      90,000                 83,730
         Accrued Commissions Receivable                                                        2,945                 12,706
         Accounts Receivable                                                                  49,433                 38,313
         Prepaid Expenses                                                                     21,028                 24,291
         Assets of Discontinued Operations                                                   106,063                116,313
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        392,571                378,037

Property and Equipment, Net                                                                   20,636                 19,066
Intangible Assets, Net                                                                       187,000                220,000
Goodwill                                                                                   2,027,564              2,027,564
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,627,771     $        2,644,667
                                                                                     ================    ===================


Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                            $       233,433     $          190,228
         Accrued Expenses and Refunds                                                        607,629                625,565
         Deferred Revenue                                                                    111,734                 90,716
         Due to Related Parties                                                              916,253                805,483
         Liabilities of Discontinued Operations                                              211,899                216,548
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,080,948              1,928,540
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,080,948              1,928,540
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                76,853,464 issued and outstanding                                             76,853                 76,853
         Paid in Capital                                                                   3,844,315              3,826,606
         Accumulated Deficit                                                              (3,271,487)            (3,084,474)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                   546,823                716,127
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     2,627,771     $        2,644,667
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

                                                   30DC, INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Operations
                                                           Unaudited

                                                          For the Three Months Ended             For the Six Months Ended
                                                                 December 31,                          December 31,
                                                          2014                 2013               2014              2013
                                                     ----------------    ------------------   --------------    --------------

Revenue

        Commissions                                  $        14,991     $          12,755    $      28,926     $      31,729
        Subscription Revenue                                  31,684                     -           61,638                 -
        Products and Services                                130,047               194,991          786,225         2,118,896
                                                     ----------------    ------------------   --------------    --------------

                   Total Revenue                             176,722               207,746          876,789         2,150,625

Operating Expenses                                           412,620               613,324        1,050,701         1,898,606
                                                     ----------------    ------------------   --------------    --------------

Operating Income (Loss)                                     (235,898)             (405,578)        (173,912)          252,019

Other Income

        Forgiveness of Debt                                        -                 6,260                -            93,513
                                                     ----------------    ------------------   --------------    --------------

                   Total Other Income                              -                 6,260                -            93,513
                                                     ----------------    ------------------   --------------    --------------

Income (Loss) From Continuing Operations                    (235,898)             (399,318)        (173,912)          345,532

Income (Loss) From Discontinued Operations                    17,205                (6,974)         (13,101)          (14,986)
                                                     ----------------    ------------------   --------------    --------------

Net Income (Loss)                                    $      (218,693)    $        (406,292)   $    (187,013)    $     330,546
                                                     ================    ==================   ==============    ==============

Weighted Average Common Shares Outstanding
Basic                                                     76,853,464            87,376,507       76,853,464        87,223,215
Diluted                                                   76,853,464            87,376,507       76,853,464        87,723,215
Earnings Per Common Share  (Basic)
     Continuing Operations                           $         (0.00)    $           (0.00)   $       (0.00)    $        0.00
     Discontinued Operations                                    0.00                 (0.00)           (0.00)             0.00
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $       (0.00)    $        0.00

Earnings Per Common Share  (Diluted)
     Continuing Operations                           $         (0.00)    $           (0.00)   $       (0.00)    $        0.00
     Discontinued Operations                                    0.00                 (0.00)           (0.00)             0.00
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $       (0.00)    $        0.00



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                             Six Months Ended December 31
                                                       Unaudited
                                                                                        2014               2013
                                                                                   ---------------    ----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                              $     (187,013)    $       330,546
    Loss From Discontinued Operations                                                      13,101              14,986

     Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided By Operations
        Depreciation and Amortization                                                      36,888              41,008
        Equity Based Payments To Employees                                                 17,709              49,528
        Gain on Debt Forgiveness                                                                -             (93,513)

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                    (6,270)           (139,625)
        Accrued Commissions Receivable                                                      9,761              30,035
        Accounts Receivable                                                               (11,120)           (211,482)
        Prepaid Expenses                                                                    3,263              (4,210)
        Accounts Payable                                                                   43,205             (72,553)
        Accrued Expenses and Refunds                                                      (17,936)            298,965
        Deferred Revenue                                                                   21,018             102,640
        Due to Related Parties                                                            110,770            (229,152)
                                                                                   ---------------    ----------------

                  Net Cash Provided By Operating Activities                                33,376             117,173
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (5,458)             (6,601)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (5,458)             (6,601)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                               (7,500)            (83,098)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                 (7,500)            (83,098)
                                                                                   ---------------    ----------------

Increase in Cash and Cash Equivalents                                                      20,418              27,474
Cash and Cash Equivalents - Beginning of Period                                           102,684             116,372
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $      123,102     $       143,846
                                                                                   ===============    ================

Supplemental Disclosures of Non Cash Financing Activity Cash paid during the period for:
        Interest                                                                   $        3,833     $        30,796
        Income taxes                                                                          300                 600

Common Stock Issued to Settle Liabilities                                          $            -     $       104,690

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the six month period ended December 31, 2013, the Company has included as outstanding 1,000,000 options which are exercisable and have an exercise price below the average market price for the Company's shares during the period. For all other periods presented, potentially dilutive securities would be anti-dilutive have not been included in computing diluted earnings per share.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)



NOTE 2.  GOING CONCERN
----------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2014, the Company had a working capital deficit of approximately $1,688,000 and had accumulated losses of approximately $3,271,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

NOTE 3. DIVESTITURE
-------------------

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. Raine assumed liability for deferred revenue of approximately $19,000. The Company recorded zero gain or loss on the divestiture. Operating results for the Edge have been reclassified as discontinued operations for the three months and six months ended December 31, 2013 (see note 4). Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

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

Results of Discontinued Operations for the
                                                Six Months Ended December 31, 2014             Six Months Ended December 31, 2013
                                            -------------------------------------------   ------------------------------------------
                                            Immediate Edge     Infinity        Total      Immediate Edge     Infinity        Total
                                            --------------   -------------- -----------   --------------   -------------- ----------
Revenues                                    $            -   $         -    $         -   $    194,135     $        -     $ 194,135
Operating expenses                                       -         2,851          2,851        221,095           6,197      227,292
Income (Loss) from operations                            -        (2,851)        (2,851)       (26,960)         (6,197)     (33,157)
Forgiveness of debt                                      -             -              -              -             796          796
Unrealized gain (loss) on
 marketable securities                                   -       (10,250)       (10,250)             -          17,375       17,375
                                            --------------   -------------- -----------   --------------   -------------- ----------
Net Income (Loss)                           $            -   $   (13,101)   $   (13,101)  $    (26,960)    $    11,974    $ (14,986)
                                            ==============   ============== ===========   ==============   ============== ==========

                                                Three Months Ended December 31, 2014          Three Months Ended December 31, 2013
                                            -------------------------------------------   ------------------------------------------
                                            Immediate Edge     Infinity        Total      Immediate Edge     Infinity        Total
                                            --------------   -------------- -----------   --------------   -------------- ----------
Revenues                                    $            -   $         -    $         -   $     97,066     $         -    $  97,066
Operating expenses                                       -         1,373          1,373        116,002           4,267      120,269
Income (Loss) from operations                            -        (1,373)        (1,373)       (18,936)         (4,267)     (23,203)
Unrealized gain on marketable securities                 -        18,578         18,578              -          16,229       16,229
                                            --------------   -------------- -----------   --------------   -------------- ----------
Net Income (Loss)                           $            -   $    17,205    $    17,205   $    (18,936)    $    11,962    $  (6,974)
                                            ==============   ============== ===========   ==============   ============== ==========

Assets and Liabilities of Discontinued
 Operations as of
                                                           December 31, 2014                            June 30, 2014
                                            -------------------------------------------   ------------------------------------------
                                            Immediate Edge     Infinity        Total      Immediate Edge     Infinity          Total
                                            --------------   -------------- -----------   --------------   -------------- ----------
Assets

Cash                                        $            -   $         -    $         -   $          -     $         -    $       -
Prepaid expenses                                         -             -              -              -               -            -
Marketable securities                                    -       106,063        106,063              -         116,313      116,313
                                            --------------   -------------- -----------   --------------   -------------- ----------

Total Current Assets                                     -       106,063        106,063              -         116,313      116,313

Goodwill                                                 -             -              -              -               -            -
                                            --------------   -------------- -----------   --------------   -------------- ----------
Total Assets of Discontinued Operations     $            -   $   106,063    $   106,063   $          -     $   116,313    $ 116,313
                                            ==============   ============== ===========   ==============   ============== ==========

LIABILITIES

Accounts payable                            $            -   $    72,201    $    72,201   $          -      $   72,201    $  72,201
Accrued expenses                                         -        65,148         65,148              -          62,297       62,297
Deferred revenue                                         -             -              -              -               -            -
Notes payable                                            -        53,550         53,550              -          61,050       61,050
Due to related parties                                   -        21,000         21,000              -          21,000       21,000
                                            --------------   -------------- -----------   --------------   -------------- ----------
Total Liabilities of Discontinued
 Operations                                 $            -   $   211,899    $   211,899   $          -     $   216,548    $ 216,548
                                            ==============   ============== ===========   ==============   ============== ==========

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

Notes Payable

Included in liabilities of discontinued operations at December 31, 2014 and June 30, 2014 are $53,550 and $61,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the six months ended December 31, 2014 and December 31, 2013 the Company incurred interest expense on notes payable of $2,851 and $6,100 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At December 31, 2014 the fair value of marketable securities held for sale was $106,063 which included cumulative net unrealized gains of $39,653. June 30, 2014 the fair value of marketable securities held for sale was $116,313 which included cumulative net unrealized gains of $49,873.

NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

At December 31, 2014, due to related parties totaled $916,253. This primarily consisted of $11,400 due to GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $149,000 accrued for directors' fees for services of non-executive directors, $50,000 due to Netbloo Media, Ltd. under its contractor agreement and $704,000 due to Theodore A. Greenberg, CFO and director, for compensation.

NOTE 6.  INCOME TAXES
---------------------

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

NOTE 7. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the six months ended December 31, 2014, the Company did not issue any common stock.

WARRANTS

Information relating to outstanding warrants is as follows:

                                                                Weighted Average
                                   Number of   Weighted Average    Remaining
                                    Shares      Exercise Price   Contract Life
                                  ----------------------------------------------
Outstanding warrants at 06/30/14   3,401,522       $ 0.50             1.30
Granted                                    -            -                -
Exercised                                  -            -                -
Forfeited/expired                          -            -                -
Outstanding warrants at 12/31/14   3,401,522         0.50             0.80

Exercisable on 12/31/14            3,401,522         0.50             0.80

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at December 31, 2014. Total intrinsic value of warrants exercised was $0 for the six months ended December 31, 2014 as no warrants were exercised during this period.

NOTE 8.  STOCK BASED COMPENSATION PLANS
---------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $17,709 and $49,528 for the six months ended December 31, 2014 and December 31, 2013 respectively and $8,855 and $24,764 for the three months ended December 31, 2014 and December 31, 2013 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

                                                                      WEIGHTED
                                                       WEIGHTED       AVERAGE
                                        NUMBER         AVERAGE       REMAINING
                                          OF           EXERCISE       CONTRACT
                                        SHARES          PRICE       LIFE (YEARS)
                                     -------------------------------------------
Outstanding options at 06/30/14         3,600,000        $ 0.18           7.61
Granted                                         -             -              -
Exercised                                       -             -              -
Forfeited/expired                               -             -              -
Outstanding options at 12/31/14         3,600,000          0.18           7.11

Exercisable on 12/31/14                 2,600,000          0.22           6.85

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2014. Total intrinsic value of options exercised was $0 for the six months ended December 31, 2014 as no options were exercised during this period.

At December 31, 2014, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                           30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                      Six Months Ended      Six Months Ended
                                      December 31, 2014     December 31, 2013
                                     --------------------  --------------------


Related Party Contractor Fees (1)    $           321,974   $           325,666
Officer's Salary                                  74,855               124,764
Directors' Fees                                   63,855                79,764
Independent Contractors                          176,941               246,467
Commission Expense                               149,910               754,918
Professional Fees                                 87,059               101,374
Credit Card Processing Fees                       28,202               105,276
Telephone and Data Lines                          19,139                16,819
Other Operating Costs                            128,766               143,558
                                     --------------------  --------------------

Total Operating Expenses             $         1,050,701   $         1,898,606
                                     ====================  ====================

--------------------------------
(1) Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform


                                   Three Months Ended      Three Months Ended
                                    December 31, 2014       December 31, 2013
                                   --------------------    --------------------


Related Party Contractor Fees (1)  $           157,790     $           166,158
Officer's Salary                                37,428                  62,382
Directors' Fees                                 31,928                  39,882
Independent Contractors                         70,565                 128,299
Commission Expense                               5,172                  35,570
Professional Fees                               29,855                  66,545
Credit Card Processing Fees                      1,949                   8,342
Telephone and Data Lines                         9,087                  10,713
Other Operating Costs                           68,846                  95,433
                                   --------------------    --------------------

Total Operating Expenses           $           412,620     $           613,324
                                   ====================    ====================

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

OVERVIEW

30DC offers digital media training and publishing solutions for individuals, professionals and businesses using the Internet and mobile media in operating their businesses and in particular in marketing digital creations. Our flagship training course, The Challenge, is offered once annually for a thirty-day period at no fee as an interactive on-line education program. The Challenge content is made available for purchase throughout the year as the Digital Success Bootcamp training course. The course content of The Challenge is geared to individuals and professionals with an interest in marketing using digital media. The participants might be motivated to begin a new on-line business or extend an existing brick-and-mortar business to an on-line platform. Increasingly, Challenge participants are involved in the migration of commerce to mobile media comprised of tablet computers and smartphones.

30DC's digital publishing solutions include the MagCast Digital Publishing Platform for the publication of magazines and other content to mobile devices through a mobile application or "app" and Market Pro Max, a system for on-line marketing of digital products. The MagCast platform and Market Pro Max system are licensed as software-as-a-service applications and are sold independently or in conjunction with related training courses. Digital Publishing Blue Print instructs participants in content monetization methods and the use of proprietary content in developing brand awareness and marketing products or services. The Ultimate Product System is a video-based program to help novice e-marketers identify and define a market niche and package their digital products for greatest marketability.

In addition to our core digital media training and publishing products and solutions, from time to time we offer a series of on-line training products related to the use of digital media for commerce and priced at nominal subscription rates around $50 per month. We also offer individual courses covering a variety of digital marketing topics such as how to drive traffic to websites using social media platforms like Facebook. The Company provides particular training courses to licensees of our MagCast Digital Publishing Platform related to developing and marketing their digital publications and we provide ancillary services to assist licensees in creating mobile apps with the MagCast platform.

CORPORATE HISTORY

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the "Agreement") with 30DC, Inc., a Delaware corporation, ("30DC DE") and the Shareholders of 30DC DE ("30DC DE Shareholders."). In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock. The 30DC DE Shareholders received 13.2 shares of common stock of Infinity for every one share of 30DC DE. Infinity, as a result of the transaction, became the owning entity of 100% of the outstanding shares of common stock of 30DC DE. For purposes of accounting, 30DC DE was considered the accounting acquirer. The business of 30DC DE became the primary business of Infinity. Infinity was renamed 30DC, Inc. (Maryland) ("30DC" and together with its subsidiary "the Company"). 30DC DE was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies. On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate").

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the joint development of the MagCast Digital Publishing Platform ("MagCast"). MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the digital distribution platforms Apple Newsstand and Google Play and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which result in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale. In October 2012 the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of ecommerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

Effective February 28, 2014, the Company divested assets and liabilities that made up to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Please see Note 3 for further details on the divestiture.

PRODUCT OFFERINGS

Our principal digital media training products and publishing solutions include the following:

     o    The Challenge
     o    Digital Success Bootcamp
     o    MagCast Digital Publishing Platform
     o    Digital Publishing Blue Print
     o    Market Pro Max System
     o    Ultimate Market System

30DC was founded in 2005 by offering a free Internet marketing educational program that was originally known as The 30 Day Challenge and has evolved into the Company's current Challenge program. The Challenge is a thirty-day interactive educational program configured to give participants the framework and guidance to design and develop an on-line business. The course content is made available by subscription throughout the year as the Ignition Blue Print training course.

The Challenge program includes modules on a range of topics, including researching market opportunity and competition, identifying and sustaining niche markets, utilizing social media to build your business, among many other subjects pertinent to Internet marketing. There are no prerequisites to taking the course and participants come from around the globe. The course content of The Challenge is geared to individuals, professionals and business people with an interest in Internet marketing. The participants might be motivated to begin a new on-line business or extend existing `brick-and-mortar' business to an on-line platform. Increasingly, Challenge participants are involved in the migration of business to the mobile media comprised of tablet computers and smartphones.

The Challenge has predominately grown through our viral marketing campaign whereby participants are encouraged to publicize the program through email and social media, including Twitter, Facebook, FriendFeed and blogs focused on

Internet marketing. The growth in The Challenge community has resulted in a targeted community, to which the Company markets other high-valued added digital media training courses and solutions as well as third-party products related to Internet marketing.

The Company's first digital media solution, The MagCast Digital Publishing Platform ("MagCast") originated from the collaboration of 30DC with Netbloo Media Ltd. ("Netbloo') in a joint venture. It was first introduced in fiscal year 2012, as a software-as-a-service for publication of digital magazines and other proprietary content to mobile devices through mobile applications or `apps' based on the Applie iOS and Google Android architectures. The MagCast platform is relevant to the Company's historical customer base of Internet marketers as well as a broader audience of users interested in marketing to their clients through the mobile medium. Publications created on the MagCast platform can be distributed to readers through Apple Newsstand or Google Play, the app distribution channels for the two principal mobile device operating systems. We believe the MagCast platform is distinctive among digital publishing applications by providing users with a built-in suite of marketing functions and tools. We believe we are the first to introduce such a product and expect these features to differentiate the MagCast platform from competitors.

The Company has continued to update the MagCast software application to improve functionality and 30DC has engaged a dedicated team of software developers to create new product features. Initially mobile apps created using the MagCast platform were available only to readers with Apple iPad devices. In the summer 2013, the Company released MagCast version 4, which enabled our customers to offer a version of their publication tailored for the iPhone thereby significantly expanding the potential number of magazine readers. MagCast version 6 released in July 2014 enabled distribution through Google Play where their digital magazine is available to users of Android devices. This update included a variety of new features and capabilities such as dynamic in-app purchasing, a survey funnel, e-mail sharing, push notifications, and Facebook event tracking, among other modern marketing techniques that could benefit MagCast platform users. In September 2014, MagCast version 7 was released with an in-app sales funnel and the user interface was improved to facilitate list building and issuance of new products and service offers. Version 7 was optimized for both Google's Android architecture and Apple's iOS 8 operating system, which are the two most popular mobile device architectures.

Digital Publishing Blueprint is a comprehensive training program that provides instruction in developing and marketing a digital publication. The course is designed to instruct participants in content monetization and the use of proprietary content to create brand awareness and build sales. The fee for Digital Publishing Blueprint includes a license for the MagCast Digitial Publishing Platform.

Market Pro Max is on-line marketing system acquired in 2012 from Netbloo Media, Ltd. Market Pro Max is made available to users as a software-as-a-service. The application provides plug-n-play functionality to create on-line marketing sites with little or no programming experience. Market Pro Max is targeted at digital businesses and information publishers seeking to monetize content on-line.

Starting in 2014, Market Pro Max has been sold in conjunction with an on-line training course Ultimate Product System. This video-based course helps the novice e-marketer identify and define a market niche and package products for greatest marketability.

BUSINESS MODEL AND GROWTH OPPORTUNITIES

We generate revenue through subscriptions to on-line training programs, the sale of video-based training courses, and the sale of licenses for the use of our proprietary digital publishing solutions. We also earn commissions on the sale of third-party Internet marketing products and services to the 30DC customer base and in particular during and after the annual Challenge training program. Such revenue is referred to as affiliate marketing commissions.

The Company's long-term growth strategy is to increase its portfolio of products and services while expanding the audience to which it markets those products and services. Our business has historically been driven by the attraction of participants to a no-fee Internet marketing program, The Challenge, and the retention of those participants as potential customers for other high valued-added training programs and digital publishing solutions. Nearly 200,000 individuals have participated in The Challenge since its inception.

To expand the Company's access to potential customers, during the fiscal year ended June 30, 2012, 30DC began a more comprehensive program of selling through affiliate marketing relationships. Affiliates promote 30DC's products to their respective customer bases and receive a commission from 30DC as a percentage of gross revenue typically in a range of 30% to 50%.

In fiscal year 2013, the Company  initiated its MagCast  Certified  Professional
(MCP) program for the resale of the MagCast Digital Publishing Platform. The MCP program is intended to drive penetration of corporate and other vertical markets with an interest in reaching their audiences with digital content on mobile devices.

30DC's marketing strategy includes paid-for traffic generation to its product web sites as well as the purchase of sales leads for product promotion through targeted e-mails. Additionally, during fiscal year 2014, the Company began test marketing on-line and mobile advertising, which has become more sophisticated and enables targeting of customers who are more likely to be interested in 30DC products and services. The initial advertising test focused on the Market Pro Max system and related training program Ultimate Product System.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2013.

During the three months ended December 31, 2014, 30DC, Inc. recognized revenues of $176,722 from continuing operations compared to $207,746 during the three months ended December 31, 2013. Revenues from continuing operations were from the following sources during the three months ended December 31, 2014 compared to December 31, 2013.

                             Three Months       Three Months        Increase
                                 Ended              Ended               or
                           December 31, 2014  December 31, 2013    (Decrease)
                          ------------------ ------------------ ----------------
Revenue
  Commissions             $         14,991   $        12,755    $         2,236
  Subscription Revenue              31,684                 -             31,684
  Products and Services            130,047           194,991            (64,944)
                          ------------------ ------------------ ----------------
   Total Revenues         $        176,722   $       207,746    $       (31,024)

The $31,684 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $64,944 decrease in products and services revenue resulted from a number of offsetting factors. Revenue from the MagCast Publishing Platform decreased by $141,717 primarily due to a special promotion for existing customers to purchase an additional license in October 2013 which did not repeat in the 2014 quarter. This was partially offset by a $10,725 increase in sales of Market Pro Max including the Ultimate Product System which is a training program that includes a lifetime license for one Market Pro Max marketing web site and an increase in sales of $66,113 in the sale of other products the company has developed on topics such as increasing traffic to web sites.

During the three months ended December 31, 2014, the Company incurred $412,620 in operational expenses for continuing operations compared to $613,324 during the three months ended December 31, 2014. Operational expenses during the three months ended December 31, 2014 and 2013, include the following categories:

                              Three Months Ended Three Months Ended Increase or
                               December 31, 2014  December 31, 2013   Decrease
                              ------------------ ------------------ -----------
Accounting Fees               $          16,000  $          51,600  $   (35,600)
Advertising                              22,526                  -       22,526
Credit Card Processing Fees               1,949              8,342       (6,393)
Commissions                               5,172             35,570      (30,398)
Independent Contractors                  70,565            128,299      (57,734)
Depreciation and Amortization            18,561             20,673       (2,112)
Directors' Fees                          31,928             39,882       (7,954)
Internet Expenses                         8,138              8,226          (88)
Legal Fees                               13,855             14,945       (1,090)
Officer's Salaries                       37,428             62,382      (24,954)
Related Party Contractors               157,790            166,158       (8,368)
Telephone and Data Lines                  9,087             10,713       (1,626)
Travel & Entertainment                    1,079             44,536      (43,457)
Other Operating Expenses                 18,542             21,998       (3,456)
                              ------------------ -------------------------------

Total Operating Expenses      $         412,620  $         613,324  $  (200,704)
                              ================== ================== ============

The decrease of $35,600 in accounting fees was due to a decrease of $41,600 in charges from the Company's independent auditing firm which was primarily due to a delay in timing of the Company's audit for the fiscal year ending June 30, 2013 which resulted in charges being delayed beyond September 30, 2013 offset by $6,000 paid to an e-commerce accounting firm which was engaged July 2014 to automate and administer recording and reconciling 30DC's daily transactions.

The increase of $22,526 in advertising is due to the Company advertising its digital products on Facebook and the cost of marketing consultant who helped with the advertising campaign.

The decrease of $30,398 in commissions resulted from the $141,717 decrease in revenue from the MagCast Publishing Platform, a portion of which are sales marketing affiliate relationships which result in commission expense and an under accrual of in the September 2013 quarter of approximately $15,000 for commissions related to the promotional launch in August 2013 which increased commissions in the December 2013 quarter.

The decrease of $57,734 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $9,000 per month, and one at the end of August 2014, saving the Company approximately $6,000 per month. In addition the December 2013 quarter included approximately $12,000 paid to a contractor hired to help with the Company's annual free course, the Challenge, $6,500 paid to investor relations consultants, $5,000 for a strategic consultant and $3,000 for a valuation analyst. These increases were offset by an increase of $6,000 per month to a contractor who has assumed additional responsibilities.

The decrease of $7,954 in directors' fees is from a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the December 2014 quarter from the amount in the December 2013 quarter due to fewer options remaining unvested.

The decrease of $24,954 in officer's salaries was due to a reduction in a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the December 2014 quarter from the amount in the December 2013 quarter due to fewer options remaining unvested.

The decrease of $8,368 in Related Party Contractors was due to a change in the exchange rate which reduced the US Dollar amount for Marillion Partners contractor fees which are paid in Australian Dollars.

Travel and Entertainment decreased by $43,457 due to a company-wide group meeting and travel to an investor conference, both in November 2013 which did not repeat in the December 2014 quarter.

During the three months ended December 31, 2014, the Company recognized a net loss from continuing operations of $235,898 compared to a net loss from continuing operations of $399,318 during the three months ended December 31, 2013. The reduced net loss from continuing operations of $163,420 was due to the decrease in operating expenses of $200,704 offset by a decrease in revenue of $31,024 and forgiveness of debt income of $6,260 in the December 2013 quarter.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2013.

During the six months ended December 31, 2014, 30DC, Inc. recognized revenues of $876,789 from continuing operations compared to $2,150,625 during the six months ended December 31, 2013. Revenues from continuing operations were from the following sources during the six months ended December 31, 2014 compared to December 31, 2013.

                              Six Months         Six Months
                                Ended               Ended         Increase or
                          December 31, 2014  December 31, 2013     (Decrease)
                          -----------------  ----------------- -----------------
Revenue
  Commissions             $       28,926     $        31,729   $         (2,803)
  Subscription Revenue            61,638                   -             61,638
  Products and Services          786,225           2,118,896         (1,332,671)
                          -----------------  ----------------- -----------------
   Total Revenues         $      876,789     $     2,150,625   $   $ (1,273,836)

The $61,638 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $1,332,671 decrease in products and services revenue was mainly due to a decrease of $1,430,830 in revenue from the MagCast Publishing Platform which resulted from a smaller launch promotion in July 2014 than August 2013. This was partially offset by a $30,689 increase in sales of Market Pro Max including the Ultimate Product System which is a training program that includes a lifetime license for one Market Pro Max marketing web site and an increase in sales of $67,535 in the sale of other products the company has developed on topics such as increasing traffic to web sites.

During the six months ended December 31, 2014, the Company incurred $1,050,701 in operational expenses for continuing operations compared to $1,898,606 during the six months ended December 31, 2013. Operational expenses during the six months ended December 31, 2014 and 2013, include the following categories:

                              Six Months Ended  Six Months Ended  Increase or
                              December 31, 2014 December 31, 2013  Decrease
                              ----------------- ----------------- --------------
Accounting Fees               $         67,250  $         73,807  $      (6,557)
Advertising                             33,912               192         33,720
Credit Card Processing Fees             28,202           105,276        (77,074)
Commissions                            149,910           754,918       (605,008)
Independent Contractors                176,941           246,467        (69,526)
Depreciation and Amortization           36,889            41,008         (4,119)
Directors Fees                          63,855            79,764        (15,909)
Internet Expenses                       16,699            16,481            218
Legal Fees                              19,809            27,567         (7,758)
Officer's Salaries                      74,855           124,764        (49,909)
Related Party Contractors              321,974           325,666         (3,692)
Telephone and Data Lines                19,139            16,819          2,320
Travel & Entertainment                   2,133            45,168        (43,035)
Other Operating Expenses                39,133            40,709         (1,576)
                              ----------------- --------------------------------

Total Operating Expenses      $      1,050,701  $      1,898,606  $    (847,905)
                              ================= ================= ==============

The increase of $33,720 in advertising is due to the Company advertising its digital products on Facebook and the cost of marketing consultant who helped with the advertising campaign.

The decrease of $77,074 in credit card processing fees resulted from the $1,273,836 decrease in revenue and a decrease of approximately 1.5% in the effective credit card processing rate.

The decrease of $605,008 in commissions resulted from the $1,332,671 decrease in products and services revenue, a significant portion of which are sales marketing affiliate relationships which result in commission expense.

The decrease of $69,526 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $9,000 per month, and one at the end of August 2014, saving the Company approximately $6,000 per month. In addition the six months ended December 2013 included approximately $12,000 paid to a contractor hired to help with the Company's annual free course, the Challenge, $6,500 paid to investor relations consultants, $5,000 for a strategic consultant and $3,000 for a valuation analyst. These increases were offset by an increase of $6,000 per month to a contractor who has assumed additional responsibilities.

The decrease of $15,909 in directors' fees is from a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the six months ended December 2014 from the amount in the six months ended December 2013 due to fewer options remaining unvested.

The decrease of $49,909 in officer's salaries was due to a reduction in a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the six months ended December 2014 from the amount in the six months ended December 2013 due to fewer options remaining unvested.

Travel and Entertainment decreased by $43,035 due to a company-wide group meeting and travel to an investor conference, both in November 2013 which did not repeat during the six months ended December 2014.

During the six months ended December 31, 2014, the Company recognized a net loss from continuing operations of $173,912 compared to net income from continuing operations of $345,532 during the six months ended December 31, 2013. The decrease in net income from continuing operations of $519,444 was due to the decrease in revenue $1,273,836 offset by the decrease in operating expenses $847,905 and forgiveness of debt income of $93,513 in the six months ended December 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $123,102 at December 31, 2014 and the Company had a working capital deficit of $1,688,377. To fund working capital for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. The Company expects increased revenue from further sales of MagCast Publishing Platform through its Digital Publishing Blueprint training course and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses. The Company also expects increased revenue from further sales of Market Pro Max through its Ultimate Product System training course and introduction of new products some of which will be extensions of existing product lines. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at December 31, 2014 is $53,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the six month period ended December 31, 2014, operating activities provided the Company with $33,376. During the six month period ended December 31, 2013, operating activities provided the Company with $117,173. The decrease of $83,797 in funds provided by operating activities was a combination of the decrease in net income from continuing operations of approximately $517,559, a decrease of approximately $317,000 in the change in accrued expenses and refunds due to payment of commissions which accrued on accounts receivable at June 30, 2013 and change in status of accrued contractor fees in the six months ended December 31, 2013 from due to related parties because Clinton Carey was no longer a member of the Company's board and a decrease in deferred revenue of approximately $82,000. This was offset by a decrease in change in accounts receivable of approximately $200,000 due to accounts receivable from the MagCast relaunch in August 2013, an increase of approximately $116,000 in the change in accounts payable due to affiliate commissions which were due at December 31, 2014 from the MagCast relaunch in July 2014 and payment of accounts payable due June 30, 2013 with shares of the Company during the six months ended December 31, 2013, a decrease to the change in due to related parties of approximately $340,000 because Clinton Carey was no longer a member of the Company's board, an approximate decrease of $133,000 to change in the amount of restricted cash which is the amount held in reserve by the Company's credit card processor which was higher at December 31, 2013 due to the MagCast relaunch in August 2013 and a decrease of approximately $93,000 in forgiveness of debt income which was including in net income from continuing operations in the six months ended December 2014 but did not generate cash.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2014, the Company has a working capital deficit of approximately $1,688,000 and has accumulated losses of approximately $3,271,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products.

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

As required by SEC Rule 15d-15(b) for the quarter ended December 31, 2014, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period July 1, 2014 through December 31, 2014 the Company did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at December 31, 2014 is $53,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                   30DC, INC.
                      ------------------------------------
                                   Registrant




Dated: February 12, 2015                   By:/s/ Edward Dale
                                           -------------------------------------
                                           Edward Dale
                                           Principal Executive Officer
                                           Chief Executive Officer
                                           President


Dated: February 12, 2015                   By:/s/ Theodore A. Greenberg
                                           -------------------------------------
                                           Theodore A. Greenberg,
                                           Principal Accounting Officer
                                           Chief Financial Officer