Form 10-Q
period 2015-03-31
30DC, INC.
filed 2015-05-13
CIK 1118974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

         For Quarterly Period Ended March 31, 2015

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

As of May 13, 2015, the number of shares outstanding of the registrant's class of common stock was 76,853,464.

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION                     PAGE

Item 1. Financial Statements                                                  2

          Condensed Consolidated Balance Sheets (Unaudited) as of March 31,
          2015 and June 30, 2014                                              3

          Condensed  Consolidated  Statements of Operations (Unaudited) for
          the Three and Nine Months Ended March 31, 2015 and 2014             4

          Condensed  Consolidated  Statements of Cash Flows (Unaudited) for
          the Nine Months Ended March 31, 2015 and 2014                       5

          Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 3. Defaults upon Senior Securities                                       22

Item 4. Mine Safety Disclosures                                               22

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              22

Signatures                                                                    23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  30DC, INC. AND SUBSIDIARY
                                            Condensed Consolidated Balance Sheets


                                                                                          March                 June
                                                                                        31, 2015              30, 2014
                                                                                     ----------------    -------------------
                                                                                        Unaudited
Assets

Current Assets

         Cash and Cash Equivalents                                                   $        44,148     $          102,684
         Restricted Cash                                                                      90,000                 83,730
         Accrued Commissions Receivable                                                       11,036                 12,706
         Accounts Receivable                                                                  27,116                 38,313
         Prepaid Expenses                                                                     18,620                 24,291
         Assets of Discontinued Operations                                                    86,750                116,313
                                                                                     ----------------    -------------------

                Total  Current Assets                                                        277,670                378,037

Property and Equipment, Net                                                                   18,536                 19,066
Intangible Assets, Net                                                                       170,500                220,000
Goodwill                                                                                   2,027,564              2,027,564
                                                                                     ----------------    -------------------

                Total Assets                                                         $     2,494,270     $        2,644,667
                                                                                     ================    ===================


Liabilities and Stockholders' Equity

Current Liabilities

         Accounts Payable                                                            $       247,698     $          190,228
         Accrued Expenses and Refunds                                                        610,978                625,565
         Deferred Revenue                                                                    116,033                 90,716
         Due to Related Parties                                                            1,056,685                805,483
         Liabilities of Discontinued Operations                                              211,200                216,548
                                                                                     ----------------    -------------------

                Total Current Liabilities                                                  2,242,594              1,928,540
                                                                                     ----------------    -------------------

                Total Liabilities                                                          2,242,594              1,928,540
                                                                                     ----------------    -------------------

Stockholders' Equity

         Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued                      -                      -
         Common Stock, Par Value $0.001, 100,000,000 authorized,
                76,853,464 issued and outstanding                                             76,853                 76,853
         Paid in Capital                                                                   3,844,315              3,826,606
         Accumulated Deficit                                                              (3,566,634)            (3,084,474)
         Accumulated Other Comprehensive Loss                                               (102,858)              (102,858)
                                                                                     ----------------    -------------------

                Total Stockholders' Equity                                                   251,676                716,127
                                                                                     ----------------    -------------------

Total Liabilities and Stockholders' Equity                                           $     2,494,270     $        2,644,667
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

                                                   30DC, INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Operations
                                                           Unaudited

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                   March 31,                             March 31,
                                                          2015                 2014               2015              2014
                                                     ----------------    ------------------   --------------    --------------
Revenue

        Commissions                                  $        15,297     $          26,912    $      44,223     $      58,642
        Subscription Revenue                                  27,625                     -           89,263                 -
        Products and Services                                 57,379               238,701          843,604         2,357,597
                                                     ----------------    ------------------   --------------    --------------

                   Total Revenue                             100,301               265,613          977,090         2,416,239

Operating Expenses                                           374,834               495,263        1,425,535         2,393,869
                                                     ----------------    ------------------   --------------    --------------

Operating Income (Loss)                                     (274,533)             (229,650)        (448,445)           22,370

Other Income

        Forgiveness of Debt                                        -                     -                -            93,513
                                                     ----------------    ------------------   --------------    --------------

                   Total Other Income                              -                     -                -            93,513
                                                     ----------------    ------------------   --------------    --------------

Income (Loss) From Continuing Operations                    (274,533)             (229,650)        (448,445)          115,883

Income (Loss) From Discontinued Operations                   (20,614)               11,380          (33,715)           (3,607)
                                                     ----------------    ------------------   --------------    --------------

Net Income (Loss)                                    $      (295,147)    $        (218,270)   $    (482,160)    $     112,276
                                                     ================    ==================   ==============    ==============

Weighted Average Common Shares Outstanding
Basic                                                     76,853,464            83,658,797       76,853,464        86,052,421
Diluted                                                   76,853,464            83,658,797       76,853,464        86,985,754
Earnings (Loss) Per Common Share  (Basic)
     Continuing Operations                           $         (0.00)    $           (0.00)   $       (0.01)    $        0.00
     Discontinued Operations                                   (0.00)                 0.00            (0.00)            (0.00)
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $       (0.01)    $        0.00

Earnings (Loss) Per Common Share  (Diluted)
     Continuing Operations                           $         (0.00)    $           (0.00)   $       (0.01)    $        0.00
     Discontinued Operations                                   (0.00)                 0.00            (0.00)            (0.00)
Net Income (Loss) Per Common Share                   $         (0.00)    $           (0.00)   $       (0.01)    $        0.00




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               30DC, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Cash Flows
                                              Nine Months Ended March 31
                                                       Unaudited

                                                                                        2015               2014
                                                                                   ---------------    ----------------

Cash Flows from Operating Activities:
    Net Income (Loss)                                                              $     (482,160)    $       112,276
    Loss From Discontinued Operations                                                      33,715               3,607

     Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided By (Used In) Operations
        Depreciation and Amortization                                                      55,488              60,965
        Equity Based Payments To Employees                                                 17,709              58,383
        Gain on Debt Forgiveness                                                                -             (93,513)

     Changes in Operating Assets and Liabilities
        Restricted Cash                                                                    (6,270)            (69,250)
        Accrued Commissions Receivable                                                      1,670              30,035
        Accounts Receivable                                                                11,197             (35,365)
        Prepaid Expenses                                                                    5,671              (3,616)
        Accounts Payable                                                                   57,470            (170,626)
        Accrued Expenses and Refunds                                                      (14,587)            257,637
        Deferred Revenue                                                                   25,317             106,008
        Due to Related Parties                                                            251,202            (155,932)
                                                                                   ---------------    ----------------

                  Net Cash Provided By (Used In) Operating Activities                     (43,578)            100,609
                                                                                   ---------------    ----------------

Cash Flows from Investing Activities
        Purchases of Property and Equipment                                                (5,458)             (7,438)
                                                                                   ---------------    ----------------

                  Net Cash Used in Investing Activitities                                  (5,458)             (7,438)
                                                                                   ---------------    ----------------

Cash Flows from Discontinued Operations
        Cash Flows From Operating Activities                                               (9,500)           (106,559)
                                                                                   ---------------    ----------------

                  Net Cash Used in Discontinued Operations                                 (9,500)           (106,559)
                                                                                   ---------------    ----------------

Decrease in Cash and Cash Equivalents                                                     (58,536)            (13,388)
Cash Transferred In Divestiture                                                                 -                (969)
Cash and Cash Equivalents - Beginning of Period                                           102,684             116,372
                                                                                   ---------------    ----------------

Cash and Cash Equivalents - End of Period                                          $       44,148     $       102,015
                                                                                   ===============    ================


        Cash paid during the period for:
        Interest                                                                   $        4,827     $        33,868
        Income taxes                                                                        1,514               2,936

Supplemental Disclosures of Non Cash Financing Activity

Common Stock Issued to Settle Liabilities                                          $            -     $       104,690

Common Stock Redeemed For Divestiture                                              $            -     $       207,335




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the nine month period ended March 31, 2014, the Company has included as outstanding 1,000,000 options which are exercisable and have an exercise price below the average market price for the Company's shares during the period. For all other periods presented, potentially dilutive securities would be anti-dilutive have not been included in computing diluted earnings per share.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

NOTE 2.  GOING CONCERN
----------------------

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2015, the Company had a working capital deficit of approximately $1,965,000 and had accumulated losses of approximately $3,567,000 since its inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

NOTE 3. DIVESTITURE
-------------------

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held. Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. Raine assumed liability for deferred revenue of approximately $19,000. The Company recorded zero gain or loss on the divestiture. Operating results for the Edge have been reclassified as discontinued operations for the nine months ended March 31, 2014 (see note 4). Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

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

RESULTS OF DISCONTINUED
 OPERATIONS FOR THE

                                          NINE MONTHS ENDED MARCH 31, 2015                  NINE MONTHS ENDED MARCH 31, 2014
                                  IMMEDIATE EDGE        INFINITY          TOTAL     IMMEDIATE EDGE        INFINITY          TOTAL
                                  ----------------------------------------------- -------------------------------------------------
Revenues                          $          -      $         -     $          -  $      266,495     $          -      $   266,495
Operating expenses                           -            4,152            4,152         287,017            8,943          295,960
Income (Loss) from operations                -           (4,152)          (4,152)        (20,522)          (8,943)         (29,465)
Forgiveness of debt                          -                -                -               -              796              796
Unrealized gain (loss) on
 marketable securities                       -          (29,563)    $    (29,563)              -           25,062           25,062
                                  ----------------------------------------------- -------------------------------------------------

Net Income (Loss)                 $          -      $   (33,715)    $    (33,715) $      (20,522)    $     16,915      $    (3,607)
                                  =============================================== =================================================


                                          THREE MONTHS ENDED MARCH 31, 2015                 THREE MONTHS ENDED MARCH 31, 2014
                                  IMMEDIATE EDGE        INFINITY          TOTAL     IMMEDIATE EDGE        INFINITY          TOTAL
                                  ----------------------------------------------- -------------------------------------------------
Revenues                          $          -      $         -     $          -  $       72,360     $          -      $    72,360
Operating expenses                           -            1,301            1,301          65,921            2,746           68,667
Income (Loss) from operations                -           (1,301)          (1,301)          6,439           (2,746)           3,693
Unrealized gain (loss) on
 marketable securities                       -          (19,313)         (19,313)              -            7,687            7,687
                                  ----------------------------------------------- -------------------------------------------------

Net Income (Loss)                 $          -      $   (20,614)    $    (20,614) $        6,439     $      4,941      $    11,380
                                  =============================================== =================================================


ASSETS AND LIABILITIES OF
 DISCONTINUED OPERATIONS AS OF

                                                    MARCH 31, 2015                                     JUNE 30, 2014
                                  IMMEDIATE EDGE        INFINITY          TOTAL     IMMEDIATE EDGE        INFINITY          TOTAL
                                  ----------------------------------------------- -------------------------------------------------
Assets

Marketable securities             $          -      $    86,750     $     86,750  $            -     $    116,313      $   116,313
                                  ----------------------------------------------- -------------------------------------------------

Total Assets of
 Discontinued Operations          $          -      $    86,750     $     86,750  $            -     $    116,313      $   116,313
                                  =============================================== =================================================

LIABILITIES

Accounts payable                  $          -      $    72,201     $     72,201  $            -     $     72,201      $    72,201
Accrued expenses                             -           66,449           66,449               -           62,297           62,297
Notes payable                                -           51,550           51,550               -           61,050           61,050
Due to related parties                       -           21,000           21,000               -           21,000           21,000
                                  ----------------------------------------------- -------------------------------------------------

Total Liabilities of
 Discontinued Operations          $          -      $   211,200     $    211,200  $            -     $    216,548      $   216,548
                                  =============================================== =================================================

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

Notes Payable

Included in liabilities of discontinued operations at March 31, 2015 and June 30, 2014 are $51,550 and $61,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the nine months ended March 31, 2015 and March 31, 2014 the Company incurred interest expense on notes payable of $4,152 and $7,764 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At March 31, 2015 the fair value of marketable securities held for sale was $86,750 which included cumulative net unrealized gains of $20,340. June 30, 2014 the fair value of marketable securities held for sale was $116,313 which included cumulative net unrealized gains of $49,873.

NOTE 5.  RELATED PARTY TRANSACTIONS
-----------------------------------

At March 31, 2015, due to related parties totaled $1,056,685. This primarily consisted of $17,500 due to GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $176,500 accrued for directors' fees for services of non-executive directors, $99,500 due to Netbloo Media, Ltd. under its contractor agreement, 35,500 due to Marillion Partnership under its contractor agreement and $727,500 due to Theodore A. Greenberg, CFO and director, for compensation.

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

NOTE 7. STOCKHOLDERS' EQUITY
----------------------------

COMMON STOCK

During the nine months ended March 31, 2015, the Company did not issue any common stock.

WARRANTS

Information relating to outstanding warrants is as follows:

                                                               Weighted Average
                                  Number of  Weighted Average Remaining Contract
                                    Shares     Exercise Price     Life (years)
                                 -----------------------------------------------
Outstanding warrants at 06/30/14   3,401,522     $ 0.50                1.30
Granted                                    -          -                   -
Exercised                                  -          -                   -
Forfeited/expired                          -          -                   -
Outstanding warrants at 3/31/15    3,401,522       0.50                0.55

Exercisable on 3/31/15             3,401,522       0.50                0.55

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at March 31, 2015. Total intrinsic value of warrants exercised was $0 for the nine months ended March 31, 2015 as no warrants were exercised during this period.

NOTE 8.  STOCK BASED COMPENSATION PLANS
---------------------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $17,709 and $58,383 for the nine months ended March 31, 2015 and March 31, 2014 respectively and $-0- and $8,855 for the three months ended March 31, 2015 and March 31, 2014 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period. There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

                                                                   WEIGHTED
                                                   WEIGHTED        AVERAGE
                                    NUMBER         AVERAGE        REMAINING
                                      OF           EXERCISE        CONTRACT
                                    SHARES          PRICE        LIFE (YEARS)
                                  ---------------------------------------------
Outstanding options at 06/30/14        3,600,000        $ 0.18            7.61
Granted                                        -             -               -
Exercised                                      -             -               -
Forfeited/expired                              -             -               -
Outstanding options at 3/31/15         3,600,000          0.18            6.86

Exercisable on 3/31/15                 3,600,000          0.18            6.86

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at March 31, 2015. Total intrinsic value of options exercised was $0 for the nine months ended March 31, 2015 as no options were exercised during this period.

At March 31, 2015, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

                            30DC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)

NOTE 9. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
---------------------------------------------------

                                        Nine Months Ended     Nine Months Ended
                                         March 31, 2015        March 31, 2014
                                      --------------------  --------------------


Related Party Contractor Fees (1)     $           475,733   $           488,813
Officer's Salary                                  107,855               179,191
Directors' Fees                                    91,355               111,691
Independent Contractors                           242,877               365,244
Commission Expense                                154,676               771,862
Professional Fees                                 109,604               135,500
Credit Card Processing Fees                        32,917               115,629
Telephone and Data Lines                           27,450                26,475
Other Operating Costs                             183,068               199,464
                                      --------------------  --------------------

Total Operating Expenses              $         1,425,535   $         2,393,869
                                      ====================  ====================

-----------------------------------
(1) Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

                                      Three Months Ended    Three Months Ended
                                        March 31, 2015        March 31, 2014
                                      --------------------  --------------------


Related Party Contractor Fees (1)     $           153,759   $           163,147
Officer's Salary                                   33,000                54,427
Directors' Fees                                    27,500                31,927
Independent Contractors                            65,936               118,777
Commission Expense                                  4,766                16,945
Professional Fees                                  22,545                34,126
Credit Card Processing Fees                         4,715                10,353
Telephone and Data Lines                            8,311                 9,656
Other Operating Costs                              54,302                55,905
                                      --------------------  --------------------

Total Operating Expenses              $           374,834   $           495,263
                                      ====================  ====================

-----------------------------------
(1) Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2014.

During the three months ended March 31, 2015, 30DC, Inc. recognized revenues of $100,301 from continuing operations compared to $265,613 during the three months ended March 31, 2014. Revenues from continuing operations were from the following sources during the three months ended March 31, 2015 compared to March 31, 2014.

                              Three Months       Three Months
                                  Ended              Ended         Increase or
                             March 31, 2015     March 31, 2014      (Decrease)
                           ------------------ ----------------- --------------
Revenue
  Commissions              $          15,297  $         26,912  $    (11,615)
  Subscription Revenue                27,625                 -        27,625
  Products and Services               57,379           238,701      (181,322)
                           ------------------ ----------------- --------------
   Total Revenues          $         100,301  $        265,613  $   (165,312)


The $11,615 decrease in commissions was due to commissions earned during the three months ended March 31, 2014 from a product promotion which did not repeat during the three months ended March 31, 2015.

The $27,625 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $181,322 decrease in products and services revenue was due to an $185,981 decrease in revenue from the MagCast Publishing Platform. During the three months ended March 31, 2015 the company did offer any special promotions for

MagCast. During the three months ended March 31, 2014, the Company released the Android version of MagCast which had revenue of $106,855, offered a special promotion for existing customers to purchase an additional MagCast license which had revenue of $29,910, received $28,466 in revenue from customers for MagCast payment plan purchases which had been deferred and therefore not previously recorded in accounts receivable and earned an additional $17,754 in revenue from MagCast Done For You services.

During the three months ended March 31, 2015, the Company incurred $374,834 in operational expenses for continuing operations compared to $495,263 during the three months ended March 31, 2014. Operational expenses during the three months ended March 31, 2015 and 2014, include the following categories:

                              THREE MONTHS ENDED THREE MONTHS ENDED INCREASE OR
                                MARCH 31, 2015     MARCH 31, 2014    DECREASE
                              --------------------------------------------------
Accounting Fees               $        16,000    $        22,805    $    (6,805)
Advertising                            11,073                428         10,645
Credit Card Processing Fees             4,715             10,353         (5,638)
Commissions                             4,766             16,945        (12,179)
Independent Contractors                65,936            118,777        (52,841)
Depreciation and Amortization          18,600             19,957         (1,357)
Directors' Fees                        27,500             31,927         (4,427)
Internet Expenses                       6,262             13,905         (7,643)
Legal Fees                              6,545             11,321         (4,776)
Officer's Salaries                     33,000             54,427        (21,427)
Related Party Contractors             153,759            163,147         (9,388)
Telephone and Data Lines                8,311              9,656         (1,345)
Travel & Entertainment                    770              2,814         (2,044)
Other Operating Expenses               17,597             18,801         (1,204)
                              --------------------------------------------------

Total Operating Expenses      $       374,834    $       495,263    $  (120,429)
                              ==================================================

The increase of $10,645 in advertising is due to the Company advertising its digital products on Facebook and the cost of a marketing consultant who helped the Company develop the advertising campaign.

The decrease of $12,179 in commissions resulted from the $185,981 decrease in revenue from the MagCast Publishing Platform, a portion of which were sales through marketing affiliate relationships which resulted in commission expense.

The decrease of $52,841 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $9,000 per month, and one at the end of August 2014, saving the Company approximately $6,000 per month and a reduction of $6,000 in the amount for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base. In addition the March 2014 quarter included approximately $8,500 paid to a contractor hired to help with the Company's annual free course and was retained to work on additional development projects, $5,000 for a strategic consultant and $1,500 for a valuation analyst. These increases were offset by an increase of $6,000 per month to a contractor who has assumed additional responsibilities.

The decrease of $21,427 in officer's salaries was due to a reduction in a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg which fully vested January 1, 2015.

The decrease of $9,388 in Related Party Contractors was due to a change in the exchange rate which reduced the US Dollar amount for Marillion Partners contractor fees which are paid in Australian Dollars.

During the three months ended March 31, 2015, the Company recognized a net loss from continuing operations of $274,533 compared to a net loss from continuing operations of $229,650 during the three months ended March 31, 2014. The increased net loss from continuing operations of $44,883 was due to the decrease in revenue of $165,312 offset by the decrease in operating expenses of $120,429.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2015 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2014.

During the nine months ended March 31, 2015, 30DC, Inc. recognized revenues of $977,090 from continuing operations compared to $2,416,239 during the nine months ended March 31, 2014. Revenues from continuing operations were from the following sources during the nine months ended March 31, 2015 compared to March 31, 2014.

                            Nine Months         Nine Months
                               Ended               Ended            Increase or
                           March 31, 2015     March 31, 2014        (Decrease)
                         ------------------ ------------------- ----------------
Revenue
  Commissions            $          44,223  $           58,642  $       (14,419)
  Subscription Revenue              89,263                   -           89,263
  Products and Services            843,604           2,357,597       (1,513,993)
                         ------------------ ------------------- ----------------
   Total Revenues        $         977,090  $        2,416,239  $    (1,439,149)

The $14,419 decrease in commissions was due to commissions earned during the nine months ended March 31, 2014 from product promotions which did not repeat during the nine months ended March 31, 2015.

The $89,263 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $1,513,993 decrease in products and services revenue was mainly due to a decrease of $1,616,811 in revenue from the MagCast Publishing Platform which resulted from a smaller launch promotion in July 2014 than August 2013 and the release of the MagCast Android version in February 2014. This was partially offset by a $27,998 increase in sales of Market Pro Max including the Ultimate Product System which is a training program that includes a lifetime license for one Market Pro Max marketing web site and an increase in sales of $71,506 in the sale of other products the company has developed on topics such as increasing traffic to web sites.

During the nine months ended March 31, 2015, the Company incurred $1,425,535 in operational expenses for continuing operations compared to $2,393,869 during the nine months ended March 31, 2014. Operational expenses during the nine months ended March 31, 2015 and 2014, include the following categories:

                              NINE MONTHS ENDED  NINE MONTHS ENDED   INCREASE OR
                               MARCH 31, 2015     MARCH 31, 2014      DECREASE
                              --------------------------------------------------
Accounting Fees               $         83,250   $      96,612      $   (13,362)
Advertising                             44,985             620           44,365
Credit Card Processing Fees             32,917         115,629          (82,712)
Commissions                            154,676         771,862         (617,186)
Independent Contractors                242,877         365,244         (122,367)
Depreciation and Amortization           55,489          60,965           (5,476)
Directors Fees                          91,355         111,691          (20,336)
Internet Expenses                       22,961          30,386           (7,425)
Legal Fees                              26,354          38,888          (12,534)
Officer's Salaries                     107,855         179,191          (71,336)
Related Party Contractors              475,733         488,813          (13,080)
Telephone and Data Lines                27,450          26,475              975
Travel & Entertainment                   2,903          47,982          (45,079)
Other Operating Expenses                56,730          59,511           (2,781)
                              --------------------------------------------------

Total Operating Expenses      $      1,425,535   $   2,393,869      $  (968,334)
                              ==================================================

The decrease of $13,362 in accounting fees is primarily due to an additional $30,000 in fees to our auditors during the nine months ended March 31, 2014 for the Company to file reports which had been in arrears, offset by $18,000 in fees during the nine months ended March 31, 2015 to an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services.

The increase of $44,365 in advertising is due to the Company advertising its digital products on Facebook and the cost of a marketing consultant who helped the Company develop the advertising campaign.

The decrease of $82,712 in credit card processing fees resulted from the $1,439,149 decrease in revenue and a decrease of approximately 1.5% in the effective credit card processing rate.

The decrease of $617,186 in commissions resulted from the $1,513,993 decrease in products and services revenue, a significant portion of which are sales marketing affiliate relationships which result in commission expense.

The decrease of $122,367 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $9,000 per month, and one at the end of August 2014, saving the Company approximately $6,000 per month and a reduction of $11,500 in the amount for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base. In addition the nine months ended March 2014 included approximately $20,500 paid to a contractor hired to help with the Company's annual free course, the Challenge and was retained to work on additional development projects, $6,500 paid to investor relations consultants, $10,000 for a strategic consultant and $4,500 for a valuation analyst. These increases were offset by an increase of $6,000 per month to a contractor who has assumed additional responsibilities.

The decrease of $20,336 in directors' fees is from a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the nine months ended March 2015 from the amount in the nine months ended March 2014, these options fully vested January 1, 2015.

The decrease of $71,336 in officer's salaries was due to a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the nine months ended March 2015 from the amount in the nine months ended March 2014, these options fully vested January 1, 2015.

The decrease of $13,080 in Related Party Contractors was due to a change in the exchange rate which reduced the US Dollar amount for Marillion Partners contractor fees which are paid in Australian Dollars.

Travel and Entertainment decreased by $45,079 due to a company-wide group meeting and travel to an investor conference, both in November 2013 which did not repeat during the nine months ended March 2015.

During the nine months ended March 31, 2015, the Company recognized a net loss from continuing operations of $448,445 compared to net income from continuing operations of $115,883 during the nine months ended March 31, 2014. The decrease in net income from continuing operations of $564,328 was due to the decrease in revenue $1,439,149 offset by the decrease in operating expenses $968,334 and forgiveness of debt income of $93,513 in the nine months ended March 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $44,148 at March 31, 2015 and the Company had a working capital deficit of $1,964,924. To fund working capital for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs. The Company expects increased revenue from further sales of MagCast Publishing Platform through its Digital Publishing Blueprint training course and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses. The Company also expects increased revenue from further sales of Market Pro Max through its Ultimate Product System training course and introduction of new products some of which will be extensions of existing product lines. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts. If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at March 31, 2015 is $51,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the nine month period ended March 31, 2015, operating activities used $43,578. During the nine month period ended March 31, 2014, operating activities provided the Company with $100,609. The decrease of $144,187 in funds provided by operating activities was a combination of the decrease in net income from continuing operations of approximately $594,000, a decrease of approximately $272,000 in the change in accrued expenses and refunds due to the change in status of accrued contractor fees in the nine months ended March 31, 2014 from due to related parties because Clinton Carey was no longer a member of the Company's board and a decrease in deferred revenue of approximately $81,000. This was offset by an increase of approximately $228,000 from the change in accounts payable due to payment of payables at June 30, 2013 with proceeds from the August 2013 MagCast relaunch, an increase from the change in due to related parties of approximately $407,000 partly because Clinton Carey was no longer a member of the Company's board resulting in a change in status during the nine months ended March 31, 2014 and deferral of payments to the Company's Chief Financial Officer, Directors and other related parties during the nine months ended March 31, 2015, an approximate decrease of $63,000 to change in the amount of restricted cash which is the amount held in reserve by the Company's credit card processor which was higher at March 31, 2014 due to the MagCast relaunch in August 2013 and a decrease of approximately $93,000 in forgiveness of debt income which was including in net income from continuing operations in the nine months ended March 2014 but did not generate cash.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2015, the Company has a working capital deficit of approximately $1,965,000 and has accumulated losses of approximately $3,567,000 since its inception. The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due. In the past few years, the Company switched its focus to developing its own products. In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis. MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In April of 2014, the Company began offering the Ultimate Product System which incorporates 30DC's digital marketing platform Market Pro Max. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2015, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period July 1, 2014 through March 31, 2015 the Company did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Included in liabilities of discontinued operations at March 31, 2015 is $51,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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


                                   30DC, INC.
                      ------------------------------------
                                   Registrant




Dated: May 13, 2015                    By:/s/ Edward Dale
                                       --------------------------------------
                                       Edward Dale
                                       Principal Executive Officer
                                       Chief Executive Officer
                                       President


Dated: May 13, 2015                    By:/s/ Theodore A. Greenberg
                                       --------------------------------------
                                       Theodore A. Greenberg,
                                       Principal Accounting Officer
                                       Chief Financial Officer