Form 10-K
period 2015-06-30
30DC, INC.
filed 2015-11-17
CIK 1118974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-30999

30DC, INC.

 (Exact name of registrant as specified in its charter)

Maryland		16-1675285
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

80 Broad Street, 5th Floor, New York, New York 10004
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (212) 962-4400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_]

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

Yes	[X]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,511,786 as of December 31,  2014

..

There were 60,109,783 shares outstanding of the registrant's Common Stock as of November 17, 2015.

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

Summary

30DC is a digital media solution provider. The company's principal product, the MagCast Mobile Publishing Platform, is used for the creation of mobile magazine apps and facilitates the monetization of digital content through advanced marketing functions.  The MagCast platform is compatible with the dominant mobile architectures for mobile devices such as smart phones and tablet computers, Apple's iOS and Google's Android.  30DC delivers the MagCast platform to licensees as a software-as-a-service.

The Company has its principal office located at 80 Broad Street, 5th Floor, New York, New York 10004, and its telephone number is (212) 962-4400. The Company maintains a website at www.30dcinc.com, and such website is not incorporated into this document.

Background

On September 10, 2010, Infinity Capital Group, Inc., a Maryland Corporation, ("Infinity") entered into a Plan and Agreement of Reorganization (the "Agreement") with 30DC, Inc., a Delaware corporation, ("30DC DE") and the Shareholders of 30DC DE ("30DC DE Shareholders").  In exchange for 100% of the issued and outstanding shares of 30DC DE, Infinity issued 60,984,000 shares of its restricted common stock.  The 30DC DE Shareholders received 13.2 shares of common stock of Infinity for every one share of 30DC DE.  Infinity, as a result of the transaction, became the owning entity of 100% of the outstanding shares of common stock of 30DC DE.  For purposes of accounting, 30DC DE was considered the accounting acquirer.  The business of 30DC DE became the primary business of Infinity.  Infinity was renamed 30DC, Inc. (Maryland) ("30DC" and together with its subsidiary "the Company").   30DC DE was incorporated on October 17, 2008 in the state of Delaware, as a holding company, for the purpose of building, acquiring and managing international web-based sales and marketing companies.  On July 15, 2009, 30DC DE completed the acquisitions of the business and assets of 30 Day Challenge ("30 Day") and Immediate Edge ("Immediate").

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the joint development of the MagCast Mobile Publishing Platform ("MagCast").  MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the Apple and Google app distribution platforms and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale.  In October 2012, the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of e-commerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

Effective February 28, 2014, the Company divested assets and liabilities related to Immediate Edge that had previously been acquired from Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held.  Please see Note 3 for further details on the divestiture.

On July 30, 2015, the 30DC, Inc. ("the Company") board of directors approved two agreements, one with Marillion Partnership ("Marillion") and one with Netbloo Media, Ltd. ("Netbloo") each of which acquired certain Internet Marketing business assets ("IM Assets") from the Company in exchange for a portion of the 30DC common stock that each held.   The Marillion transaction included The Challenge, rights to the company's coaching and mentoring business and affiliate marketing rights. Consideration for the Marillion transaction was 10 million (10,000,000) common shares in 30DC.  The Netbloo transaction included Market Pro Max and a portfolio of e-commerce training courses.  Consideration for the Netbloo transaction was 6,743,681 common shares in 30DC.   The Company expects the net book value of the assets being divested, which consists of intangible assets and goodwill, to exceed the fair market value of the shares redeemed on the date the transactions were approved by approximately $200,000.  As a result of the transactions the Company's issued and outstanding shares have been reduced from 76,853,464 to 60,109,783.  Prior to the transactions Marillion held 23.67% and Netbloo held 17.55% of the Company's issued and outstanding common stock.  After the transactions, Marillion holds 13.62% and Netbloo holds 11.22% of the Company's issued and outstanding common stock.

Simultaneous with the transactions, the services agreement with Marillion, through which Edward Dale served as the Company's chief executive officer was terminated.  The services agreement with Netbloo was revised to reflect a reduction in annual compensation from $300,000 to $150,000 and the services to be provided were refocused to be exclusively related to Company's digital publishing technology.

Business Model

Following an extensive review of our technology, market opportunities for our product portfolio and our service capabilities we made the strategic decision to focus on our mobile publishing solutions.   Historically, 30DC offered a mix of digital media training and publishing solutions for individuals, professionals and businesses using the Internet and mobile media in operating their businesses and in particular in marketing digital creations.  In July 2015, we divested a portfolio of non-core assets related to Internet marketing and training, including certain e-commerce tools.  We have now focused our resources and product development effort on enhancing our mobile publishing technologies, extending our product line of mobile publishing solutions and expanded our service capabilities for existing and new customers.

At the foundation of our mobile publishing business strategy is a proven product with what we believe is a robust architecture.  Our business had historically been driven by the attraction of participants to our flagship e-market training program, The Challenge, and the retention of those participants as potential customers for other high valued-added training programs and digital publishing solutions.  Additionally, our Challenge community yielded valuable relationships by which we acquired exceptional new product innovations.  In 2012, we entered into a joint venture with NetBloo Media for the development of a mobile publishing application.  Our first product was introduced in 2012 as the MagCast Digital Publishing Platform for publication of content to mobile devices.  We subsequently acquired NetBloo Media's interest in the joint venture and continued the development activities within 30DC.  In late 2014, we estimate magazines using MagCast represented 10% of mobile magazine apps in Apple's mobile app store, giving our platform the single largest representation among mobile magazine apps on Apple devices.  By the end of June 2015, over 2,500 magazines had been published to Apple's mobile app store with the MagCast platform.

We believe current market trends are especially favorable for products and services based on our proprietary mobile publishing technology. The migration of consumers to mobile devices and away from computers and laptops has presented a new challenge for businesses and marketers.  Consumers are attracted to the more personal and convenient delivery of information and commercial functionality offered by mobile devices.   eMarketer reported that by mid 2013 for the first time consumers spent more time on mobile devices than on laptop and desktop computers.  Indeed time spent on mobile devices has nearly tripled since 2011.

Focusing resources and product development in the large and growing market for digital publishing tools and services could afford 30DC the greatest opportunity to achieve long-term growth.  Tablet and smart phone penetration is driving marketers to the use of mobile applications or 'apps' to create digital magazines and other publications that can reach target audiences.  Publishing software provider Adobe, Inc. estimated that digital content revenue will grow by five times from $275 million in 2012 to $1.4 billion in 2017. The transition of advertising from print to digital is also revealed by the building importance of digital publications to advertisers. The accounting firm Price Waterhouse Coopers estimated that digital consumer magazine advertising could more than double in value in five years, growing to $13.6 billion by 2019 from to $6.4 billion in 2014, and representing 37% of total global magazine advertising.

Our knowledge of e-marketing is built into our mobile publishing solutions.  This makes our solutions more likely to facilitate the achievement of the publisher's goals, including the monetization of content, generation of sales, retention of customer relationships, quality of service benchmarks or other business functions.  We believe our mobile publishing products are versatile enough to serve a wide variety of users seeking to leverage mobile media to reach their constituents, including e-marketers, bloggers, e-book writers, corporate journalists, and other self-publishers.

Products and Services

The MagCast Digital Publishing Platform is the foundation of our mobile publishing product portfolio.  The MagCast software program can be used to create an application or 'app' to publish digital magazines on mobile devices operating with the Applie iOS or Google Android architectures.  The MagCast platform is delivered on-demand as a software-as-a-service (SaaS).  MagCast is made available to users through an annual fee.  We offered lifetime licenses to our initial customers for a single publication title, but since have instituted annual fees.  Since inception we have issued over 4,000 licenses for the MagCast platform, most of which were initiated in conjunction with our training program called Digital Publishing BluePrint.  Over 2,500 mobile magazines apps have been published with the platform, most of which have been new publications launched by entrepreneurs targeting niche consumer interests.

The MagCast platform provides a template designer, publishing tool and HTML editor, making it possible to add links to Internet sites as well as audio and video overlays to a foundational document in Publishing Digital Format (PDF).  Once the design and layout are completed, the platform also submits the publication to the Apple and Google mobile operating systems.  Access to the magazine 'app' can be managed through marketplaces maintained by the device manufacturers, Apple's iTunes or Google's Play.

The first version of the MagCast platform was launched in 2012 and the software has been updated periodically to improve functionality for our customers.  We released Magcast Version 6.0 in July 2014.  This update included dynamic in-app purchasing and several other new marketing features, including a survey funnel, e-mail sharing, push notifications and Facebook event tracking.  In September 2014, Version 7.0 was released to add an in-app sales funnel.  The user interface was also improved to facilitate list building and issuance of product or service offers.  We also believe Version 7.0 was configured in such a way to reduce preparation time for individual issues.  Version 7.0 was optimized for both the Android architecture and Apple's iOS 8 operating system.

Little or no programming experience or e-marketing knowledge is required to fully utilize our technologies.  Consequently, we receive interest in the MagCast platform from a wide variety of content publishers.  A video training program called Digital Publishing Blueprint can be made available to licencees who want additional guidance and support.  The course is designed to instruct participants in the use of the MagCast platform, content monetization techniques using features of the MagCast platform and the use of proprietary content in developing brand awareness and product or service sales.

We believe that the MagCast platform could have wide appeal beyond our historic addressable market composed of e-marketers.  In addition to the e-marketer, who we are confident will continue to have an interest in our e-market training courses and publishing solutions, we believe a number of other groups using the Internet and mobile devices as mediums to reach their constituents would purchase our products.  Indeed, a building volume of our business has derived from sales to bloggers, e-book authors, corporate publishers, independent publishers, and other special interest content creators.  These groups often monetize their creations through subscriptions, advertisement hosting or other strategies that afford fee streams through Internet sites or mobile apps.  We believe our mobile publishing products are particularly beneficial for these professionals who are often exceptionally creative in their field but are new to marketing strategies and tactics.

Technology and Intellectual Property

The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists, copyrights and trademarks.  We do not hold any patents or patent applications.

The MagCast platform is an application ("App") used to publish a digital magazine to mobile devices.  Digital Publishing Blueprint is a related training program that can be used in guiding users in the process of publishing and marketing a mobile publication.  The software code, domain names and websites to operate the MagCast platform and Digital Publishing Blueprint are all proprietary to 30DC.  The Company has trademarks for the names 'MagCast' and 'MagCast App.'

The Company holds the following Trademarks:

Filed	Trademark Application Number	Trademark	Status
United States	85-647,512	MAGCAST APP	Certificate of Registration Issued
United States	85-724,908	MAGCAST	Certificate of Registration Issued

We offer our software products under a software-as-a-service (SaaS) or on-demand model, where hosted software is provide on-demand to customers through a web browser.  The use of the software products is governed by either the online terms of use or a license.

Building on our initial success with the MagCast Digital Publishing Platform, we have continued to develop new versions of the platform.  We have also begun development of new products that leverage elements of the technology and programming embedded in the MagCast software application.

Market Opportunity

The increasing availability of mobile devices and apps created for those devices signals a seismic shift in consumer focus.  Today over 50% of mobile web users around the world rely on their mobile device as their primary or exclusive means of going online.   More importantly mobile website browsing through a conventional Internet browser application is being supplanted by mobile apps.  The average consumer actively uses 6.5 different mobile apps during a thirty-day period.  As a consequence 80% of time on mobile devices is spent using mobile apps.  Importantly, on-line shopping is shifting from the desktop to mobile devices.  According to

Branding Brand, a mobile commerce technology provider, the percentage of on-line shopping sales from smartphones increased to 4.6% by June 2013 compared to 2.6% at the same time in the prior year.  Sales from non-mobile computers decreased to 82.4% from 88.2% in the prior year.  Visits to retail sites using mobile devices tell a similar story.  By June 2013, the percentage of visits from smartphones increased to 21.5% from 12.9% the previous year.  Likewise, visits from tablets increased to 12.8% from 9.5%.  At the same time shopping on laptop and desktop computers is declining.

The shift to mobile devices and apps presents a formidable challenge for business and publishers.   Mobile device penetration means computing services are now available virtually wherever and whenever the user desires them.  Thus the mobile device is more than simply another communication channel.  It also has implications for multifaceted interaction with constituents.  It brings into question established practices about how to create, nurture and sustain profitable, productive relationships with stakeholders, partners and customers.

Businesses, content publishers and even governments are responding to the profound transformation in consumer and constituent relations that is triggered by the shift to mobile devices.  In their 2012 survey of 600 respondents around the world, Tata Consulting found that the companies in the survey planned to spend between 0.14% and 0.24% of revenue to become mobile-consumer ready.  This includes the development of mobile apps and mobile-optimized websites for customers, employees and other constituents.

In addition to our historic customer base of e-marketers, who we are confident will continue to have an interest in our digital media products and solutions, we believe our products would be appealing to a number of other customer groups that use mobile devices as mediums to reach their constituents.  A building volume of interest in our products has come from bloggers, e-book authors, corporate publishers, independent publishers, and other creators of original content.  These groups are interested in monetizing  their creations through subscriptions, advertisement hosting or other fee streams.  The MagCast platform features marketing options that facilitate the initiation and management of various content monetization strategies.

Several of these potential customer groups have numerous populations and a market opportunity for our mobile publishing solutions.  For example, by July 2014, self-published authors accounted for 31% of total daily e-book sales.  According to eMarketer, an industry research group, self-published authors represents a market value of $3.4 billion in the U.S. alone.  Another example is the blogger.  Weblogs or blogs run the gamut from personal on-line diaries to on-line branding vehicles to professionally edited, multi-author publications.  Statistica estimated that there were 175 million blogs by the end of 2011 and a Nielsen/McKinsey report cited 181 million blogs at that time.  A survey completed in 2013 by Snitchim.com found 239.3 million blogs powered by the top five blogging platforms.  WordPress, the most popular blog platform, claims over 170,000 new blogs are created every day.  Technorati Media, a research firm focused on digital media, estimates that there are over 2.1 million blog posts published each day.

Competition

Our mobile digital publishing solutions and services face competition from a number of different vendors and mobile publishing alternatives.  There are a several software programs to develop and deliver digital magazines on mobile devices, which could be competitors to our MagCast Mobile Digital Publishing Platform.  Our competition includes companies with products intended to 1) assist in the transition from print publication to digital publications [for example Adobe's Digital Publishing Suite], 2) publish corporate communications [for example mag+], 3) publish education-related materials [for example, PageSuite], 4) create new content for mobile devcies [for example Joomag],5) publish Internet content in the form of blogs to mobile devices {for example, Glipho] and 6) create and share a mobile business library [for example, Publ.com].  Many of these programs and applications are also made available on-demand as a software-as-a-service in a similar manner as our MagCast platform.

In addition to mobile publishing programs, an aspiring publisher can commission a proprietary mobile application from a software program developer that provides custom app development services.  Additionally, there is a mix of 'done-for-you' publishing services to which authors or businesses could outsource the publication of their content through mobile apps.

We compete on the basis of the features of our mobile publishing platform products and the quality of our services to licensees.   We believe our MagCast Digital Publishing Platform compares favorably to alternative publication solutions through functions built into the MagCast platform that allow publishers to plan and execute on a strategic marketing plan directly within the platform.  Notably, several of the MagCast licensees have been among top selling mobile apps in their categories in Apple's iTunes store.  We attribute some of this success to the unique features of the MagCast Platform that facilitate the monetization of creative content.  The combination of publishing, marketing and sales functions built into the MagCast platform make it possible for licensees to achieve commercial success and receive a higher return on their investment.

Executive Officers

In July 2015, in order to deploy our human and capital resources more effectively toward our digital publishing initiatives, we divested assets related to The Challenge, other Internet market training programs and certain e-commerce tools.  The Challenge, rights to our coaching and mentoring services, and affiliate marketing rights were sold to Marillion Partnership and a website development tool called Market Pro Max and a portfolio of e-commerce training courses were sold to NetBloo Media, Ltd.  Simultaneous with the transactions, the services agreement with Marillion, through which Edward Dale served as the Company's chief executive officer was terminated. The services agreement with Netbloo was revised to reflect reduced annual compensation and the services to be provided were refocused to be exclusively related to Company's digital publishing technology.

The Chairman of our Board of Directors, Henry Pinskier, was appointed Interim Chief Executive Officer pending completion of an executive search for a permanent appointee.  Edward Dale remains a Director of our Company.

Additional biographical information on our directors, executive officer and corporate governance can be found in Part III, Item 10.

EMPLOYEES

As of June 30, 2015, we had approximately 11 employees and contractors.  Our employees and contractors are located both in the United States and in our offshore offices.

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

Going Concern

The consolidated financial statements included herein have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2015, the Company has a working capital deficit of approximately $2,091,000 and has accumulated losses of approximately $4,711,000 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base.

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

To fund working capital for the next twelve months, the Company expects operations to continue to improve through increased sales of MagCast and itsrelated training courses, to settle additional liabilities using the Company's stock and to raise additional capital.

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

As a public reporting company we are required to meet the filing requirements of the SEC.  We estimate accounting and legal expenses on an annualized basis to be approximately $125,000, which includes both the annual audit and the review of the quarterly reports by our auditors.  These costs can increase significantly if the Company is subject to comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. In the past, we have been unable to meet our filing requirements on a timely basis. If we continue to be unable to meet our filing requirements or are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

We are highly dependent on the services of key personnel.

Our success depends and will depend on the efforts and abilities of our key personnel, Netbloo Media, Ltd., a contractor that co-developed MagCast, our development team, our directors, who determine our strategic direction. .The loss of any of them would have a material adverse effect on us.  Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The current corporate address is 80 Broad Street, 5th Floor, New York, New York 10004. The telephone number is 212-962-4400. The Company entered into a new lease effective March 2011 for twelve months which was renewed in March 2015 for twelve months. The lease is non-cancellable with a minimum monthly payment of $99 and provision for additional charges for use of facilities and services utilized on an as-needed basis. Rent expense incurred under the lease in the years ended June 30, 2015 and 2014 was approximately $1,218 and $1,521, respectively.

REAL PROPERTY

None.

MINERAL PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

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

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended June 30, 2015 and 2014. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Market Information

Fiscal Year Ended June 30, 2015:	High	Low
Quarter Ended September 30, 2014	$0.13	$0.06
Quarter Ended December 31, 2014	$0.10	$0.03
Quarter ended March 31, 2015	$0.06	$0.03
Quarter ended June 30, 2015	$0.03	$0.01

Fiscal Year Ended June 30, 2014:	High	Low
Quarter Ended September 30, 2013	$0.23	$0.05
Quarter Ended December 31, 2013	$0.32	$0.08
Quarter Ended March 31, 2014	$0.15	$0.08
Quarter Ended June 30, 2014	$0.14	$0.08

Holders

As of June 30, 2015, the Company had approximately 132 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Recent Sales of Unregistered Securities

We made unregistered sales and issuances of our securities during the years ended June 30, 2015 and 2014 as follows.

During the year ended June  30, 2015, the Company issued common stock and stock options as follows:

DATE OF PURCHASE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

None

During the year ended June  30, 2014, the Company issued common stock and stock options as follows:

DATE OF PURCHASE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

September 9, 2013	Common Stock	300,000	$48,000	Vendor

August 24, 2013	Common Stock	26,525	$6,101	Creditor

November 4, 2013	Common Stock	100,000	$22,000	Creditor

Issuer Purchases of Equity Securities

30DC, Inc. did not repurchase any shares of its common stock during the years ended June 30, 2015 and 2014

During the year ended June 30, 2014, the Company divested the Immediate Edge business for which the consideration was 10,560,000 of the Company's commons shares returned to the Company by Raine Ventures, LLC such shares have been canceled.

DATE OF PURCHASE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

February 28, 2014	Common Stock	10,560,000	$207,335 (1)	Affiliate

(1)     Book value of the Immediate Edge business

Subsequent to June 30, 2015, on July 30, 2015, the Company divested a portfolio of Internet marketing assets, including Market Pro Max, in two separate transaction with Marillion Partnership and Netbloo Media, Ltd. in exchange for a total of 16,743,681 shares of the Company's common stock such shares have been canceled.

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

OVERVIEW

30DC is a digital media solution provider. The company's principal product, the MagCast Mobile Publishing Platform, is used for the creation of mobile magazine apps and facilitates the monetization of digital content through advanced marketing functions.  The MagCast platform is compatible with the dominant mobile architectures for mobile devices such as smart phones and tablet computers, Apple's iOS and Google's Android.  30DC delivers the MagCast platform to licensees as a software-as-a-service.  The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

In May of 2012 the Company signed a joint venture agreement ("JV Agreement") with Netbloo Media, Ltd. ("Netbloo") for the joint development of the MagCast Mobile Publishing Platform ("MagCast").  MagCast provides customers access to a cloud-based service to create an application ("App") to publish a digital magazine on the Apple and Google app distribution platforms and includes executive training modules to develop and market a digital magazine. MagCast was launched in May 2012 and a majority of sales were the result of affiliate marketing relationships which resulted in commission of 50% of gross revenue for those sales to the affiliate responsible for the sale.  In October 2012, the Company reached an agreement to purchase Netbloo's 50% interest in the MagCast JV Agreement and Market Pro Max an online marketing platform that allows anyone to create digital products and quickly build a variety of e-commerce marketing websites for a purchase price of 13,487,363 shares of the Company's common stock.

Effective February 28, 2014, the Company divested assets and liabilities related to Immediate Edge that had previously been acquired from Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held.  Please see Note 3 for further details on the divestiture.

On July 30, 2015, the 30DC, Inc. ("the Company") board of directors approved two agreements, one with Marillion Partnership ("Marillion") and one with Netbloo Media, Ltd. ("Netbloo") each of which acquired certain Internet Marketing business assets ("IM Assets") from the Company in exchange for a portion of the 30DC common stock that each held.   The Marillion transaction included The Challenge, rights to the company's coaching and mentoring business and affiliate marketing rights. Consideration for the Marillion transaction was 10 million (10,000,000) common shares in 30DC.  The Netbloo transaction included Market Pro Max and a portfolio of e-commerce training courses.  Consideration for the Netbloo transaction was 6,743,681 common shares in 30DC.   The Company expects the net book value of the assets being divested, which consists of intangible assets and goodwill, to exceed the fair market value of the shares redeemed on the date the transactions were approved by approximately $200,000.  As a result of the transactions the Company's issued and outstanding shares have been reduced from 76,853,464 to 60,109,783.  Prior to the transactions Marillion held 23.67% and Netbloo held 17.55% of the Company's issued and outstanding common stock.  After the transactions, Marillion holds 13.62% and Netbloo holds 11.22% of the Company's issued and outstanding common stock.

Simultaneous with the transactions, the services agreement with Marillion, through which Edward Dale served as the Company's chief executive officer was terminated.  The services agreement with Netbloo was revised to reflect a reduction in annual compensation from $300,000 to $150,000 and the services to be provided were refocused to be exclusively related to Company's digital publishing technology.

Following an extensive review of our technology, market opportunities for our product portfolio and our service capabilities we made the strategic decision to focus on our mobile publishing solutions.   Historically, 30DC offered a mix of digital media training and publishing solutions for individuals, professionals and businesses using the Internet and mobile media in operating their businesses and in particular in marketing digital creations.  In July 2015, we divested a portfolio of non-core assets related to Internet marketing and training, including certain e-commerce tools.  We have now focused our resources and product development effort on enhancing our mobile publishing technologies, extending our product line of mobile publishing solutions and expanded our service capabilities for existing and new customers.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $53,681 at June 30, 2015 and the Company had a working capital deficit of $2,090,500.   For the year ended June 30, 2015, the Company did not generate sufficient cash from operations to fund current year operating and administrative expenses.  The Company has not generated consistent profits and has significant outstanding liabilities.  The Company has taken steps to reduce its operating expenses.  On July 30, 2015, the Company's contractor agreement with Marillion Partnership, a more than 10% owner in the Company, through which Edward Dale was serving as the Company's chief executive officer, was terminated and by agreement of the parties no contractor fees were due subsequent to May 15, 2015.  Marillion had been one of the highest paid contractor or employee working for the Company at an annual rate of $317,825 AUD ($239,709 USD).  On July 30, 2015, Henry Pinskier, the chairman of the Company's board of directors was elected by the board as interim chief executive officer and is not receiving cash compensation.   Effective May 15, 2015, the contractor agreement with Netbloo Media, Ltd. was revised; annual compensation was reduced from $300,000 to $150,000 while the services Netbloo will provide to the Company are now focused on the MagCast Publishing Platform.  Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.  The Company expects increased revenue from further sales of MagCast Publishing Platform and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses.  Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts.  If the results of operations and capital raised, if any, are not sufficient to fund the company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at June 30, 2015 is $51,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the year ended June 30, 2015, operating activities provided the Company with  $66,870 from continuing operations. During the year ended June 30, 2014, operating activities provided the Company with $166,335 from continuing operations. The decrease of $99,465 in funds provided from operating activities was due to a number of factors.  For the year ended June 30, 2015 the Company had net a net loss from continuing operations of $1,261,232 compared to net income from continuing operations of $121,693 during the year ended June 30, 2014.  $737,284 of the loss for the year ended June 30, 2015 was due to impairment of goodwill which was a noncash expenditure and including in income for the year ended June 30, 2014 was $93,513 in forgiveness of debt which is non-cash income.  During the year ended June 30, 2015, the Company had an increase in accounts payable of $78,798 while during the year ended June 30, 2014 the Company had a decrease in accounts payable of $179,493.  During the year ended June 30, 2015, the Company had a decrease in accrued expenses and refunds of $23,521 while during the year ended June 30, 2014 the Company had an increase in accrued expenses and refunds of $257,813.  During the year ended June 30, 2015 deferred revenue increased by $34,960 while during the year ended June 30, 2014 deferred revenue increased by $102,196. During the year ended June 30, 2015, the Company had an increase in due to related parties of $379,973 while during the year ended June 30, 2014 the Company had a decrease in due to related parties of $118,574.

During the years ended June 30, 2015 and June 30, 2014 no funds were provided by or used for financing activities.

During the year ended June 30, 2015 the Company used $110,414 for discontinued operations  compared to the year ended June 30, 2014 when the Company used $168,288 for discontinued operations.

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2015 the Company had a working capital deficit of approximately $2,090,500 and had accumulated losses of approximately $4,683,800.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast has become the main focus of the Company's ongoing businesses.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2015 COMPARED TO THE YEAR ENDED JUNE 30, 2014

During the year ended June 30, 2015, the Company recognized revenues of $738,174 from continuing operations compared to $2,354,835 during the year ended June 30, 2014.  Revenues of the Company were from the following sources during the year ended June 30, 2015 compared to June 30, 2014.

	Year Ended June 30, 2014	Year Ended June 30, 2013	Increase or (Decrease)
Revenue
Subscription Revenue	$ 63,451	$ 14,163	$ 49,288
Products and Services	674,723	2,340,672	(1,665,949)
Total Revenues	$ 738,174	$2,354,835	$(1,616,661)

The $49,288 increase in subscription revenue was due to a new online forum subscription product which was launched in April 2014 and has a recurring monthly charge.

The $1,665,949 decrease in products and services revenue was all due to a decrease of in revenue from the MagCast Publishing Platform which resulted from a smaller launch promotion in July 2014 than August 2013 and the release of the MagCast Android version in February 2014.

During the year ended June 30, 2015, the Company incurred $1,274,312 in other operational expenses from continuing operations compared to $2,326,655 during the year ended June 30, 2014.  Operational expenses during the years ended June 30, 2015 and 2014, include the following categories:

	Year Ended	Year Ended	Increase or
	June 30, 2015	June 30, 2014	Decrease
Accounting Fees	$ 96,750	$ 107,612	(10,862)
Credit Card Processing Fees	26,753	112,397	(85,644)
Commissions	156,200	752,470	(596,270)
Independent Contractors	229,189	366,240	(137,051)
Depreciation and Amortization	57,143	61,882	(4,739)
Directors Fees	118,855	143,618	(24,763)
Internet Expenses	21,542	23,930	(2,388)
Legal Fees	27,566	46,346	(18,780)
Officer's Salaries	140,855	233,619	(92,764)
Related Party Contractors	341,250	360,000	(18,750)
Telephone and Data Lines	17,816	17,736	80
Travel & Entertainment	3,109	56,603	(53,494)
Other Operating Expenses	37,284	44,202	(6,918)

Total Operating Expenses	$ 1,274,312	$ 2,326,655	$ (1,052,343)

The decrease of $85,644 in credit card processing fees resulted from the $1,616,161 decrease in revenue and a decrease of approximately 1.5% in the effective credit card processing rate.

The decrease of $596,270 in commissions resulted from the $1,616,161 decrease in products and services revenue, a significant portion of which were sales through marketing affiliate relationships which result in commission expense.

The decrease of $137,051 in independent contractors is primarily due to the Company terminating its relationship with two long-term contractors, one at the end of July 2014, saving the Company approximately $7,600 per month, and one at the end of August 2014, saving the Company approximately $5,100 per month and a reduction of $28,000 in the amount for Clinton Carey, former Chief Operating Officer of the Company who is helping shape sales strategy to extend marketing of MagCast outside the Company's traditional customer base. In addition the year ended June 2014 included, $10,000 for a strategic consultant and $4,500 for a valuation analyst.  These increases were offset by an increase of $3,000 per month to a contractor who has assumed additional responsibilities and $10,000 for a contractor working on a corporate marketing program for MagCast.

The decrease of $24,763 in directors' fees is from a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Henry Pinskier, the Company's board chair, in the year ended June 2015 from the amount in the year ended June 2014, these options fully vested January 1, 2015.

The decrease of $92,764 in officer's salaries was due to a reduction in base salary for Theodore A. Greenberg, the Company's CFO from $200,000 to $132,000 per year and a reduction in the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the year ended June 2015 from the amount in the year ended June 2014, these options fully vested January 1, 2015.

The decrease of $18,750 in Related Party Contractors was due to the Marillion Partnership no longer earning contractor fees as of May 15, 2015.

Travel and Entertainment decreased by $53,494 due to a company-wide group meeting and travel to an investor conference, both in November 2013 which did not repeat during the year ended June 2015.

During the year ended June 30, 2015, the Company recognized a net loss from continuing operations of $1,261,232 compared to net income of $121,693 during the year ended June 30, 2014.  The decrease of $1,382,925 was the result of a number of factors, the $1,616,661 decrease in revenues shown above and goodwill impairment charge of $737,284 recorded during the year ended June 2015 offset by the $1,052,243 decrease in other operational expenses shown above, and forgiveness of debt income of $93,513 during the year ended June 2014.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350").  ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  The Company completed an evaluation of goodwill at June 30, 2015 and determined that goodwill had been impaired. The Company prepared a discounted cash flow analysis to determine the fair value of the reporting unit and the excess of goodwill carrying value over the fair market value was recorded as impairment of goodwill.

At June 30, 2015, the portfolio of assets which were subsequently divested on July 30, 2015 was classified as held for sale and the goodwill associated with those assets was included in assets of discontinued operations and the goodwill impairment associated with those assets was included in results of discontinued operations.

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

The Company generates revenues in three categories, (i) commissions, (ii) subscriptions and (iii) products and services.  Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase.  Revenue from commissions is recognized when the customer purchase is made from the third-party.  Subscription revenue is primarily from monthly online subscriptions for information on Internet marketing.  All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription.  Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses.  Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists of the unearned portion of subscription payments as of the financial statement date.

DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205-20-45-1. For the year ended June 30, 2015, the Company has included two businesses in discontinued operations; the portfolio of Internet marketing assets which were divested on July 30, 2015 and were classified as held for sale at June 30, 2015 and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.   For the year ended June 30, 2014, the Company included three businesses in discontinued operations; the portfolio of Internet marketing assets which were divested on July 30, 2015, the Immediate Edge business which was divested effective February 28, 2014 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.

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

FORGIVENESS OF DEBT

The company has settled some debts for cash and/or payment in stock for less than the full amount due to the creditor.  The Company records the difference between the amount that was owed and the amount which was paid as other income.  During the year ended June 30, 2014, the Company settled three amounts owed to vendors from prior years for a total amount of $93,513 less than the full amount owed. During the year ended June 30, 2014, discontinued operations includes $796 for the amount a note payable was settled for less than the amount due, inclusive of accrued interest. During the year ended June 30, 2015 the Company did not settle any debts for less than the amount owed but the Company did write-off $12,190 for continuing operations and $52,826 in discontinued operations for amounts owed which have exceeded the statute of limitations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company's business activities contain elements of risk.  Neither our investments nor an investment in us is intended to constitute a balanced investment program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of 30DC, Inc. for the years ended June 30, 2015 and 2014 appear as pages F-1 through F-23.

30DC, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

INDEX

Page F-3	Report of Independent Registered Public Accounting Firm

Page F-4	Consolidated Balance Sheets

Page F-5	Consolidated Statements of Operations

Page F-6	Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Page F-7	Consolidated Statements of Cash Flows

Page F-8	Notes of Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

30DC, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of 30DC, Inc. and its subsidiaries (collectively the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 30DC, Inc. and its subsidiaries as of June 30, 2015 and 2014 and the results of their consolidated operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses from operations since inception and has a working capital deficit as of June 30, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 17, 2015

30DC, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June	June
	30, 2015	30, 2014
Assets

Current Assets

Cash and Cash Equivalents	$ 53,681	$ 102,684
Restricted Cash	70,000	83,730
Accrued Commissions Receivable	4,094	12,706
Accounts Receivable	11,583	38,313
Prepaid Expenses	15,419	24,291
Assets of Discontinued Operations	80,771	116,313

Total Current Assets	235,548	378,037

Property and Equipment, Net	16,113	19,066
Intangible Assets, Net	118,320	169,028
Goodwill	799,383	1,536,667
Assets of Discontinued Operations	291,175	541,869

Total Assets	$ 1,460,539	$ 2,644,667

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable	$ 256,836	$ 190,228
Accrued Expenses and Refunds	602,044	625,565
Deferred Revenue	122,007	87,047
Due to Related Parties	1,185,456	805,483
Liabilities of Discontinued Operations	159,657	220,217

Total Current Liabilities	2,326,000	1,928,540

Total Liabilities	2,326,000	1,928,540

Stockholders' Equity (Deficit)

Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued	-	-
Common Stock, Par Value $0.001, 100,000,000 authorized,
76,853,464 issued and outstanding	76,853	76,853
Paid in Capital	3,844,315	3,826,606
Accumulated Deficit	(4,683,771)	(3,084,474)
Accumulated Other Comprehensive Loss	(102,858)	(102,858)

Total Stockholders' Equity (Deficit)	(865,461)	716,127

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,460,539	$ 2,644,667

The accompanying notes are an integral part of the consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
Years Ended June 30,

	2015	2014

Revenue

Subscription Revenue	$ 63,451	$ 14,163
Products and Services	674,723	2,340,672

Total Revenue	738,174	2,354,835

Operating Expenses

Goodwill Impairment	737,284	-
Other Operating Expenses	1,274,312	2,326,655

Total Operating Expenses	2,011,596	2,326,655

Operating Income (Loss)	(1,273,422)	28,180

Other Income

Extinguishment of liabilities	12,190	-
Forgiveness of Debt	-	93,513

Total Other Income	12,190	93,513

Income (Loss) From Continuing Operations	(1,261,232)	121,693

Loss From Discontinued Operations	(338,065)	(62,775)

Net Income (Loss)	$ (1,599,297)	$ 58,918

Weighted Average Common Shares Outstanding
Basic	76,853,464	83,758,982
Diluted	76,853,464	84,616,125
Income (Loss) Per Common Share (Basic and Diluted)
Continuing Operations	$ (0.02)	$ 0.00
Discontinued Operations	(0.00)	(0.00)
Net Income (Loss) Per Common Share	$ (0.02)	$ 0.00

The accompanying notes are an integral part of the consolidated financial statements.

30DC, INC. And Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Accumulated		Total
				Other		Stockholders'
	Common Stock		Additional	Comprehensive	Accumulated	Equity
	Shares	Par Value	Paid In Capital	Income (Loss)	Deficit	(Deficit)
Balance - June 30, 2013	86,986,939	$ 86,987	$ 3,880,469	$ (102,858)	$ (3,143,392)	$ 721,206

Net Income	-	-	-	-	58,918	58,918

Immediate Edge Divestiture	(10,560,000)	(10,560)	(196,775)			(207,335)

Issuance of Stock Options to Employees			67,237	-	-	67,237

Issuance of Common Stock to Settle Liabilities	426,525	426	75,675	-	-	76,101

Balance - June 30, 2014	76,853,464	$ 76,853	$ 3,826,606	$ (102,858)	$ (3,084,474)	$ 716,127

Net Loss	-	-	-	-	(1,599,297)	(1,599,297)

Issuance of Stock Options to Employees	-	-	17,709	-	-	17,709

Balance - June 30, 2015	76,853,464	$ 76,853	$ 3,844,315	$ (102,858)	$ (4,683,771)	$ (865,461)

The accompanying notes are an integral part of the consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended
	June 30,	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss)	$ (1,599,297)	$ 58,918
Loss From Discontinued Operations	338,065	62,775

Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided By (Used In) Operating Activities
Depreciation and Amortization	57,145	61,883
Equity Based Payments To Employees	17,709	67,237
Extinguishment of liabilities	(12,190)	-
Gain on Debt Forgiveness	-	(93,513)
Goodwill Impairment	737,284	-

Changes in Operating Assets and Liabilities
Restricted Cash	13,730	(35,746)
Accrued Commissions Receivable	8,612	19,329
Accounts Receivable	26,730	(12,199)
Prepaid Expenses	8,872	(24,291)
Accounts Payable	78,798	(179,493)
Accrued Expenses and Refunds	(23,521)	257,813
Deferred Revenue	34,960	102,196
Due to Related Parties	379,973	(118,574)

Net Cash Provided by Operating Activities	66,870	166,335

Cash Flows from Investing Activities
Purchases of Property and Equipment	(5,459)	(10,766)

Net Cash Used in Investing Activitities	(5,459)	(10,766)

Cash Flows from Discontinued Operations
Cash Flows From Operating Activities	(110,414)	(168,288)

Net Cash Used in Discontinued Operations	(110,414)	(168,288)

Decrease in Cash and Cash Equivalents	(49,003)	(12,719)
Cash Transferred In Divestiture	-	(969)
Cash and Cash Equivalents - Beginning of Period	102,684	116,372

Cash and Cash Equivalents - End of Period	$ 53,681	$ 102,684

Supplemental Disclosures of Non Cash Financing Activity
Common Stock Issued to Settle Liabilities	$ -	$ 76,101
Common Stock Redeemed For Divestiture	-	207,335

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ 6,843	$ 36,924
Income taxes	1,514	2,936

The accompanying notes are an integral part of the consolidated financial statements.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On July 30, 2015, the Company divested a portfolio of Internet marketing assets, including Market Pro Max, in two separate transaction with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company.

30DC's main product is the MagCast Publishing Platform, cloud-based digital publishing software which enables customers to publish a digital magazine in the Apple App Store and on Google Play.  The Company also offers related training courses and support services.  The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC DE.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

GOING CONCERN

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2015 and 2014, the Company had a working capital deficit of approximately $2,090,500 and $1,550,500, respectively, and had accumulated losses of approximately $4,683,800 and $3,084,500, respectively, since its inception.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.  No commitments to provide additional funds have been made and there can be no assurance that any additional funds will be available to cover expenses as they may be incurred.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, issuance of additional shares of the Company's stock to settle operating liabilities which would dilute existing shareholders, curtailing its operations, suspending the pursuit of its business plan and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The vendor which processes the Company's credit card sales requires a reserve account the balance of which is classified as restricted cash.  The reserve balance is a fixed amount that is periodically reviewed and was $70,000 at June 30, 2015.  Previously, the reserve was 10% of sales on a rolling six month basis and was $83,730 at June 30, 2014.

ACCOUNTS RECEIVABLE

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.  For products which customers will lose functionality if they miss a payment, the estimated amount for which collectability is in question has been adjusted to accounts receivable and revenue.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350").  ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  The Company completed an evaluation of goodwill at June 30, 2015 and determined that goodwill had been impaired. The Company prepared a discounted cash flow analysis to determine the fair value of the reporting unit and the excess of goodwill carrying value over the fair market value was recorded as impairment of goodwill.

At June 30, 2015, the portfolio of assets which were subsequently divested on July 30, 2015 was classified as held for sale and the goodwill associated with those assets was included in assets of discontinued operations and the goodwill impairment associated with those assets was included in results of discontinued operations.

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

JUNE 30, 2015

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

LONG LIVED ASSETS

In accordance with ASC 360 "Property Plant and Equipment," the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets are amortized over their estimated useful lives. Included in these financial statements are intangible assets being amortized over five years.

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

DISCONTINUED OPERATIONS

The Company accounts for discontinued operations in accordance with ASC 205-20-45-1. For the year ended June 30, 2015, the Company has included two businesses in discontinued operations; the portfolio of Internet marketing assets which were divested on July 30, 2015 and were classified as held for sale at June 30, 2015 and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.   For the year ended June 30, 2014, the Company included three businesses in discontinued operations; the portfolio of Internet marketing assets which were divested on July 30, 2015, the Immediate Edge business which was divested effective February 28, 2014 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.

REVENUE RECOGNITION

The Company generally applies revenue recognition principles in accordance with ASC 605, "Revenue Recognition".  Accordingly, revenue is generally recognized when persuasive evidence of an agreement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability is reasonably assured.

The Company generates revenues in three categories, (i) commissions, (ii) subscriptions and (iii) products and services.  Commissions are all affiliate marketing commissions generated when a customer is referred to a third-party via the Internet and the customer makes a purchase, which is paid for at the time of purchase.  Revenue from commissions is recognized when the customer purchase is made from the third-party.  Subscription revenue is primarily from monthly online subscriptions for information on Internet marketing.  All subscriptions are paid in advance and subscription revenue is recognized ratably over the term of the subscription.  Products and services revenues are from sales of online educational courses and productivity tools which customers use in their Internet marketing businesses.  Revenue from products and services is recognized in accordance with the specific guidance for recognizing software revenue, where applicable, the

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Company recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. The Company recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement. Deferred revenue consists of the unearned portion of subscription payments as of the financial statement date.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

FORGIVENESS OF DEBT

The company has settled some debts for cash and/or payment in stock for less than the full amount due to the creditor.  The Company records the difference between the amount that was owed and the amount which was paid as other income.  During the year ended June 30, 2014, the Company settled three amounts owed to vendors from prior years for a total amount of $93,513 less than the full amount owed. During the year ended June 30, 2014, discontinued operations includes $796 for the amount a note payable was settled for less than the amount due, inclusive of accrued interest. During the year ended June 30, 2015 the Company did not settle any debts for less than the amount owed but the Company did write-off $12,190 for continuing operations and $52,826 in discontinued operations for amounts owed which have exceeded the statute of limitations.

NET INCOME OR LOSS PER SHARE

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. In computing diluted earnings per share for the year ended June 30, 2014, the Company included as outstanding 2,000,000 options which are exercisable and have an exercise price below the market price for the Company's shares.  For the year ended June 30, 2015, inclusion of additional shares would be anti-dilutive and no adjustment to outstanding shares has been made to compute diluted earnings per share.

RELATED PARTIES

The Company follows ASC 850, "Related Party Disclosures" for reporting activity with related parties.  A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. DIVESTITURE

Effective February 28, 2014, the Company divested assets and liabilities that made up its Immediate Edge subscription business ("Edge") to Raine Ventures, LLC ("Raine") in exchange for the 10,560,000 common shares of the Company which Raine had held.  Included with the Edge business was cash of approximately $1,000 and intangible assets including goodwill of approximately $225,000. To determine the amount goodwill for the Edge, the Company followed ASC 350-20-40-3 which states that goodwill allocated to a business to be disposed of is to be allocated based on the relative goodwill of the business to be disposed of and the

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

portion of the reporting unit that will be retained.  The Company prepared a discounted cash flow analysis for the Edge and for the business retained by 30DC to determine the $225,000 in goodwill allocated to the Edge. Raine assumed liability for deferred revenue of approximately $19,000.  The Company recorded zero gain or loss on the divestiture.  Operating results for the Edge have been reclassified as discontinued operations for each period presented in these financial statements (see note 5).  Raine had been party to a contractor agreement with the Company which had expired in 2012 and was extended on a month to month basis and was terminated concurrent with the divestiture.

NOTE 4. GOODWILL IMPAIRMENT

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350") which requires that goodwill and other intangibles with indefinite lives be tested for impairment meaning that the fair value of an asset has decreased below its carrying value.  The Company completed an evaluation of goodwill at June 30, 2015 and determined that goodwill had been impaired.   At June 30, 2015, the portfolio of assets which were subsequently divested on July 30, 2015, including related goodwill, was classified as held for sale and reported as discontinued operations.  The Company prepared a discounted cash flow analysis to determine the fair value of the reporting unit and the relative fair value of retained assets and the assets held for sale.  For the reporting unit as a whole, fair value of goodwill was determined to be $1,054,878 which compared to carrying value for goodwill of $2,027,564 resulted in impairment of $972,686.  Retained assets made up 75.78% of fair value and asset held for sale 24.22% of fair value.  The proportionate share of fair value for retained assets, which is $799,383, is shown as goodwill on the Balance Sheet. The proportionate share of impairment for retained assets, which is $737,284, is included in operating expense on the Statement of Operations.  The proportionate share of fair value for assets held for sale, which is $255,495, is included in assets of discontinued operations and the proportionate share of impairment for assets held for sale, which is $235,402, is included in results of discontinued operations.

NOTE 5. DISCONTINUED OPERATIONS

For the year ended June 30, 2015, the Company had two businesses in discontinued operations; the portfolio of Internet marketing assets which were divested July 30, 2015 and were classified as held for sale at June 30, 2015 and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.  For the year ended June 30, 2014, the Company has three businesses in discontinued operations; the portfolio of Internet marketing assets which were divested July 30, 2015, the Immediate Edge business which was divested effective February 28, 2014 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.  Prior to the share exchange, Infinity withdrew its election to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  Infinity historically operated as a non-diversified, closed-end management investment company and prepared its financial statements as required by the 1940 Act.  30DC is no longer actively operating the BDC and the assets, liabilities and results of operations of Infinity's former business are shown as discontinued operations in the Company's financial statements subsequent to the share exchange with 30DC.  Investment companies report assets at fair value and the Company has continued to report investment assets in discontinued operations on this basis.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Results of Discontinued Operations for the

	Year Ended June 30, 2015			Year Ended June 30, 2014
	IM Business	Infinity	Total	IM Business	Immediate Edge	Infinity	Total
Revenues	$ 333,824	$ -	$ 333,824	$ 440,798	$ 266,495	$ -	$ 707,293
Operating expenses	448,336	5,435	453,771	517,173	287,017	10,528	814,718
Income (Loss) from operations	(114,512)	(5,435)	(119,947)	(76,375)	(20,522)	(10,528)	(107,425)
Forgiveness of debt	-	-	-	-	-	796	796
Extinguishment of liabilities	-	52,826	52,826	-	-	-	-
Unrealized gain (loss) on marketable securities	-	(35,542)	(35,542)	-	-	43,854	43,854
Goodwill Impairment	(235,402)		(235,402)	-	-	-	-

Net Income (Loss)	$ (349,914)	$ 11,849	$ (338,065)	$ (76,375)	$ (20,522)	$ 34,122	$ (62,775)

Assets and Liabilities of Discontinued Operations as of

	June 30, 2015			June 30, 2014
	IM Business	Infinity	Total	IM Business	Immediate Edge	Infinity	Total

Assets

Marketable securities	$ -	$ 80,771	$ 80,771	$ -	$ -	$ 116,313	$ 116,313

Total Current Assets	-	80,771	80,771	-	-	116,313	116,313

Intangible Assets	35,680	-	35,680	50,972	-	-	50,972
Goodwill	255,495	-	255,495	490,897	-	-	490,897

Total Assets of Discontinued Operations	$ 291,175	$ 80,771	$ 371,946	$ 541,869	$ -	$ 116,313	$ 658,182

Liabilities

Accounts payable	$ -	$ 19,375	19,375	$ -	$ -	$ 72,201	$ 72,201
Accrued expenses	-	67,732	67,732	-	-	62,297	62,297
Deferred revenue	-	-	-	3,669	-	-	3,669
Notes payable	-	51,550	51,550	-	-	61,050	61,050
Due to related parties	-	21,000	21,000	-	-	21,000	21,000

Total Liabilities of Discontinued Operations	$ -	$ 159,657	$ 159,657	$ 3,669	$ -	$ 216,548	$ 220,217

Notes Payable

Included in liabilities of discontinued operations at June 30, 2015 and June 30, 2014 are $51,550 and $61,050, respectively, in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the year ended June 30, 2015 and June 30, 2014 the Company incurred interest expense on notes payable of $5,435 and $9,344 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At June 30, 2015 the fair value of marketable securities held for sale was $80,771 which included cumulative net unrealized gains of $14,361.  At June 30, 2014 the fair value of marketable securities held for sale was $116,313 which included cumulative net unrealized gains of $49,873.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company entered into a three-year Contract for Services Agreement commencing July 2009 ("Commencement Date") with the Marillion Partnership ("Marillion") for services which included managing marketing and development for the Company and provides the services of Mr. Edward Dale as the Company's Chief Executive Officer.  The Marillion contract expired June 30, 2012 and continued on a month to month basis under the same terms through May 15, 2015. On July 30, 2015 the Company divested a portfolio of Internet marketing assets in two separate transactions including one with Marillion.  At that time, the Marillion agreement was terminated including the services of Ed Dale as the Company's Chief Executive Officer. Cash remuneration under the Marillion agreement was

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

$317,825 Australian Dollars ("AUD") per year. If in any year starting from the Commencement Date, revenues of 30DC, Inc. doubled then a bonus equal to 50% of cash remuneration was to be due in shares of 30DC, Inc. as additional compensation.  The bonus was not earned in the fiscal years ended June 30, 2015 and June 30, 2014.  During the term of the agreements Marillion was prohibited from engaging in any other business activity that competed with 30DC, Inc. without written consent of the 30DC, Inc. Board of Directors.

Through May 15, 2015, the Company paid Marillion $2,500 AUD ($1,927 USD at the June 30, 2015 exchange rate) per month to cover office related expenses which is included in operating expenses.

Effective July 15, 2012, the Company entered into a Consulting Services Agreement with GHL Group, Ltd., whose President, Gregory H. Laborde is a Director for services including but not limited to evaluation of financial forecasts, assisting in the development of business and financial plans and assisting in the identification of potential acquisitions and financial sources.  The contract has expired but continued through June 30, 2015 under the same service terms at a monthly amount of $5,000.

Effective October 1, 2012, the Company entered into a three year contractor agreement with Netbloo Media, Ltd., joint developer of the MagCast Publishing Platform, with annual compensation of $300,000 which was payable in monthly installments of $25,000.  A revised contractor agreement has been entered into with Netbloo that reduced annual compensation to $150,000 per year effective May 15, 2015.  The revised agreement is for two years but may be terminated with six months' notice.

On October 11, 2012, Henry Pinskier, a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 11. During the years ended June 30, 2015 and June 30, 2014, the Company recorded $8,855 and $33,619 respectively in expense for the option which is reflected as Directors' Fees in the supplemental schedule of operating expenses (see Note 12).

On October 11, 2012, Theodore A. Greenberg, Chief Financial Officer and a Director of the Company received an option to purchase 1,500,000 of the Company's common shares details of which are in Note 11. During the years ended June 30, 2015 and June 30, 2014, the Company recorded $8,855 and $33,619 respectively in expense for the option which is included in Officer's Salary in the supplemental schedule of operating expenses (see Note 12).

At June 30, 2014, due to related parties totaled $805,483.  This consisted of $6,843 due to Netbloo for earnings from the collaborative arrangement prior to 30DC acquiring Netbloo's 50% interest in the MagCast JV (note 4), $25,000 due to Netbloo under their contractor agreement, $94,000 accrued for directors' fees for services of non-executive directors, $5,640 due to GHL under their contractor agreement and $674,000 due to Theodore A. Greenberg, CFO and director, for compensation.

At June 30, 2015, due to related parties totaled $1,185,456.  This primarily consists of $47,600 due to Marillion Partnership under its contractor agreement, $142,750 due to Netbloo, Ltd. under its contractor agreement, $204,000 accrued for directors' fees for services of non-executive directors, $28,575 due to GHL under their contractor agreement and $756,000 due to Theodore A. Greenberg for compensation.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7.  PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

	June 30, 2015	June 30, 2014
Computer and Audio Visual Equipment	$464,800	$459,341
Office equipment and Improvements	70,167	70,167
	534,967	529,508
Less accumulated depreciation and amortization	(518,854)	(510,442)
	$16,113	$19,066

Depreciation expense was $6,437 for continuing operations for the year ended June 30, 2015 and $11,175 for the year ended June 30, 2014.

NOTE 8.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2015	June 30, 2014
Customer Lists	$15,000	$15,000
Software	238,542	238,542
	253,542	253,542
Less accumulated amortization	(135,222)	(84,514)
	$118,320	$169,028

Customer lists and software were acquired as part of the MagCast and Market Pro Max asset acquisitions in October 2012 and were being amortized over their estimated useful lives of five years.  Market Pro Max is part of the portfolio of Internet marketing assets which was divested July 30, 2015 and was classified as held for sale at June 30, 2015.  Accordingly, the intangible assets associated with Market Pro Max are in included in assets of discontinued operations and amortization associated with Market Pro Max is included in results of discontinued operations.  Amortization expense for continuing operations was $50,708 for each of the years ended June 30, 2015 and June 30, 2014.

NOTE 9.  INCOME TAXES

The Company's income tax provision (benefit) consists of the following:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Federal
Current	$-	$-
Deferred	(219,400)	30,450

State and Local
Current	$-	$-
Deferred	(13,100)	1,950

Change in valuation allowance	232,500	(32,400)

Income tax provision (benefit)	$-	$-

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Deferred taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.  Significant temporary differences at June 30, 2015  and June 30, 2014 are as follows:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

Deferred tax asset
Net operating loss carryforward - Federal	$457,600	$314,600
Net operating loss carryforward - State	11,000	2,400
Intangible Asset Amortization Fixed asset depreciation	40,400 1,700	24,900 4,100
Accrued expenses	377,500	309,700
Total deferred tax asset	888,200	655,700
Less valuation allowance	(888,200)	(655,700)

Total net deferred tax asset	$-	$-

The following is a reconciliation of the U.S. tax statutory income tax rate to the effective tax rate from continuing operations:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

U.S. statutory rate	(34.0%)	34.0%
State and local taxes net of federal benefit	(1.3)	1.3
Change in valuation allowance Stock option expense	14.5 0.4	(71.5) 52.4
Goodwill Impairment Other permanent differences	21.5 (1.1)	0.0 (16.2)
Effective income tax rate	(0.0%)	(0.0%)

The Company applies the provisions of ASC 740, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that the Company will not be able to realize all of its tax benefits and therefore a valuation allowance of approximately $888,200 has been established.  For the years ended June 30, 2015 and June 30, 2014, the change in valuation allowance was an increase of $232,500 and a decrease of $32,400 respectively.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or years ended June 30, 2015 and 2014.

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

As of June 30, 2015 and June 30, 2014, the Company had approximately $1,346,000 and $925,300 of U.S. federal net operating loss carryovers, respectively which expire starting in 2030.  The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership in the future as determined under the regulations.

In addition to the net operating losses since the 30DC share transaction on September 10, 2010, Infinity had net operatiing losses that predate the share transaction.  At the time of the share transaction, Infinity had approximately $936,300 in U.S. federal net operating loss carryovers and $170,500 U.S. capital loss carryovers which expire beginning in 2023 and are not included in the net operating loss carryover above.  The business of Infinity is included in discontinued operations, pursuant to limitations under Internal Revenue Code Section 382 these carryovers cannot be utilized to offset future taxable income from continuing operations.

NOTE 10. STOCKHOLDERS' EQUITY

Common Stock

During the year ended June 30, 2015, the Company did not issue any common stock.

During the year ended June 30, 2015, the Company did not redeem any common stock.

Only July 30, 2015, the Company redeemed 16,743,681 shares of common stock as part of the divestiture of a portfolio of Internet marketing assets.  10,000,000 shares were redeemed from Marillion Partnership which owns more than 10% of the Company's outstanding shares and was a contractor to the Company including the services of Edward Dale as Chief Executive Officer of the Company.  6,743,681 shares were redeemed from Netbloo Media. Ltd. which owns more than 10% of the Company's outstanding shares and is a contractor to the Company.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Warrants and Options

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Further information relating to warrants is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding warrants at 6/30/13	3,401,522	$0.50	2.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding warrants at 06/30/14	3,401,522	$ 0.50	1.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding warrants at 6/30/15	3,401,522	0.50	0.30

Exercisable on 6/30/14	3,401,522	0.50	1.30

Exercisable on 6/30/15	3,401,522	0.50	0.30

The aggregate intrinsic value of warrants outstanding and exercisable was $-0- and $-0- at June 30, 2015 and June 30, 2014, respectively.

On October 11, 2012, the Company's board of directors approved the Company's 2012 stock option plan (see Note 11) and grants of 3,000,000 options to purchase the Company's common stock with an exercise price of $0.08 per share expiring on October 10, 2022.  1,500,000 of these options were granted to Theodore A. Greenberg, the Company's Chief Financial Officer and a Director of the Company and 1,500,000 of these options were granted to Henry Pinskier who joined the Company as a Director in October 2012 and became Chairman in January 2013.

NOTE 11 - STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $17,709 and $67,237 respectively for the years ended June 30, 2015 and June 30, 2014.  3,000,000 options were granted on October 11, 2012 of which 1,000,000 vested January 1, 2013, 1,000,000 vested January 1, 2014 and 1,000,000 vested January 1, 2015.  The cost of options vesting January 1, 2013 was recorded in the year ended June 30, 2013 and the cost of options vesting in 2014 and 2015 are being recorded on a straight-line basis over the vesting period.  There was no impact on the Company's cash flow.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Further information relating to stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 06/30/13	3,600,000	$0.18	8.61
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 06/30/14	3,600,000	$ 0.18	7.61
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 6/30/15	3,600,000	0.18	6.61
Exercisable on 6/30/14	2,600,000	0.22	7.35
Exercisable on 6/30/15	3,600,000	0.18	6.61

The options have a contractual term of ten years. The aggregate intrinsic value of shares outstanding and exercisable was $-0-  and $100,000 at June 30, 2015 and June 30, 2014 respectively. Total intrinsic value of options exercised was $0 for the year ended June 30, 2015 as no options were exercised during this period.

At June 30, 2015, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

30DC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 12. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

	Year Ended June 30, 2015	Year Ended June 30, 2014
Related Party Contractor Fees (1)	$341,250	$360,000
Officer's Salary	140,855	233,619
Directors' Fees	118,855	143,618
Independent Contractors	229,189	366,240
Commissions Professional Fees	156,200 124,316	752,470 153,958
Credit Card Processing Fees Telephone and Data Lines	26,753 17,816	112,397 17,736
Other Operating Costs	119,078	186,617

Total Operating Expenses	$1,274,312	$2,326,655

(1)        Related party contractors include Marillion an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform

NOTE 13. SUBSEQUENT EVENTS

On July 30, 2015, the Company divested a portfolio of Internet marketing assets, including Market Pro Max, in two separate transactions, in exchange for a total of 16,743,681 shares of the Company's common stock.  10,000,000 shares were redeemed from Marillion Partnership which owns more than 10% of the Company's outstanding shares and was a contractor to the Company including the services of Edward Dale as Chief Executive Officer of the Company.  6,743,681 shares were redeemed from Netbloo Media. Ltd. which owns more than 10% of the Company's outstanding shares and is a contractor to the Company.  After these transactions, both Marillion and Netbloo remain shareholders and each owns in excess of 10% of the Company's outstanding common stock. The portfolio of Internet marketing assets divested were classified as held for sale at June 30, 2015.  Assets associated with the Internet marketing assets were included in assets of discontinued operations and results of the Internet marketing assets were included in results of discontinued operations.

On July 30, 2015, Marillion Partnership's contractor agreement with the Company was terminated, this had included Edward Dale serving as Chief Executive Officer of the Company.  Henry Pinskier, Chair of 30DC, Inc.'s Board of Directors was elected by the board as interim Chief Executive Officer of the Company.  Mr. Dale remains a director of the Company.

On July 30, 2015, Netbloo Media, Ltd.'s existing contractor agreement with the Company was superseded by a new contractor agreement with an effective date of May 15, 2015.  The new contractor agreement reduces annual compensation from $300,000 to $150,000 per year and reduces the services Netbloo will provide to the Company's which is now focused on the MagCast Publishing Platform.

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

Management, consisting of the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2015 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports has not been recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  As further detailed in the financial reporting controls section below, the Company has limited resources and staff which impacts timeliness and effective of disclosure controls.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our "internal control over financial reporting" is not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of June 30, 2015:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company is not an "accelerated filer" for the fiscal year ended June 30, 2015 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as 30DC, Inc., directors or executive officers, including their ages as of October 20, 2015.

Name	Age	Position

Theodore A. Greenberg	55	CFO, Secretary and Director

Henry Pinskier	55	Chairman of the Board

Edward Dale	45	Director (1)

Gregory H. Laborde	50	Director
Pierce McNally	66	Director

(1) Resigned as President and CEO as of July 30, 2015

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

EDWARD DALE, Director and Former President and Chief Executive Officer

Mr. Dale, age 45, has served as a Director and President and CEO of 30DC since the transaction between Infinity and 30DC DE on September 10, 2010.  Mr. Dale resigned his positions as President and Chief Executive Officer on July 30, 2015. Mr. Dale was a founding shareholder of 30DC DE and served as its President, Chief Executive Officer and a director from October 2008 until September 10, 2010.  From 2005 to 2008, Mr. Dale developed the 30 Day Challenge business, which he ran for 4 years as part of the Marillion Partnership and was sold to 30DC DE in July 2009.

HENRY PINSKIER, Chairman of the Board and Interim Chief Executive Officer

Mr. Pinskier, age 55, joined the Company's board of directors on October 11, 2012, was elected Chairman of the Board on January 31, 2013 and Interim CEO on July 30, 2015.  Mr. Pinskier serves as Chair and Joint Owner (1993- current) of Medi7 Pty Ltd., a General Practice medical services company with 100 Doctors and staff across multiple clinics in Melbourne Australia. Mr. Pinskier also currently serves as Chair for Spondo P/L an unlisted Public Company, which provides syndicated, secure easy to use video on demand system utilizing Pay Per View with a multi-level payment distribution process.  He has previously served on the boards of 3 publicly listed companies in Australia related to Health technology in the area of Medical devices and services as well as having served as a Director of a Private US company with an Australian subsidiary delivering safety surveillance services. Mr. Pinskier has been involved in the Health Sector and IT /IM sector as well as having served as a Director in the past on a number of Victorian public sector organizations, VMIA the State Government of Victoria's Insurance Company from 2005-2011, Yarra Valley Water from 2008-2011 and The Alfred Group of Hospitals from 2000-2009. From 1985 until 2000, he practiced medicine.  Across the different organizations he Chaired Strategy subcommittees, Risk and Audit Committees, Nomination Committees and been part of Finance Committees.  Mr. Pinskier attended and graduated MBBS from Monash University in 1984.

THEODORE A. GREENBERG, Director and Chief Financial Officer

Mr. Greenberg, age 55, has served as a Director, Chief Financial Officer and Secretary of 30DC and Infinity since November 15, 2005.  Mr. Greenberg is a senior financial executive with more than 30 years experience in private equity, consulting, industry and public accounting. He was a General Partner and co-founder of Park Avenue Equity Partners, LP, a $110 million private equity fund focused on the middle market. In his five years with Park Avenue, Mr. Greenberg, sourced, evaluated and negotiated deals and worked extensively with portfolio companies post acquisition. Prior to founding Park Avenue, he worked with Development Capital, LLC on direct equity investments and served as consulting CFO to one of Development Capital's portfolio companies. Previously, Ted directed the financial services practice at Marcum & Kliegman, LLP, a New York Metropolitan area accounting and consulting firm where he advised on merger and acquisition transactions, as well as operations and taxation. Mr. Greenberg graduated with a BS in Accounting, Cum Laude, from the State University of New York at Albany in 1980 and received an MBA in Finance & Business Policy from the University of Chicago in 1987. Mr. Greenberg earned certification as a Certified Public Accountant in New York State.

GREGORY H. LABORDE, Director

Mr. Laborde, age 50, has served as a Director of 30DC since September 10, 2010.  Prior to the transaction between Infinity and 30DC DE, Mr. Laborde served as President, Chief Executive Officer and Chairman of the Board of Infinity.  Mr. Laborde currently serves as President and Chief Executive Officer of 21st Century Investor Relations and has over 22 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999 he founded and took public Origin Investment Group, a business development company that was involved in investing in IT related businesses. Mr. Laborde earned a Bachelor of Science degree in Engineering from Lafayette College in 1986.

PIERCE MCNALLY, Director

Mr. McNally, age 66, has served as a Director of 30DC and Infinity since 2006. Mr. McNally, serves of counsel to Gray Plant Mooty, (Minneapolis, St. Cloud, MN and Washington, D.C.) practicing in the areas of business law and entrepreneurial services. He also serves as outside general counsel of Cielostar, Inc. a healthcare and benefits technology payments solutions company located in Minneapolis, MN.  He has served as Chairman and Director of Lockermate Corporation of Minnetonka, Minnesota, a company that provides locker organizing systems and fashion accessories to the retail trade. He served as Minnesota American's Chairman of the Board, Chief Executive Officer and Secretary from October 1994 until January 2000, when Minnesota American merged with CorVu Corporation

(OTC: CRVU). He served as Chairman and Director of Corporate Development of Nicollet Process Engineering, Inc. from May 1995 until April 1999, when he retired from the board. He also served on the board of directors of Digital Town (OTC:BB DGTW) and Outsell, LLC.  In December, 1983, Pierce was elected to the board of directors of his family company, Midwest Communications, Inc., owner of numerous broadcast properties including WCCO-TV, WCCO-AM and WLTE in the Twin Cities. In 1989, he was subsequently also elected an officer of the company and he served in both capacities until the company merged with CBS, Inc. (NYSE:CBS) in 1992. Mr. McNally completed his undergraduate studies at Stanford University. He received his law degree from the University of Wisconsin Law School in 1978. He is a member of Order of the Coif.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid and accrued to officers during the fiscal years ended June 30, 2015, 2014 and 2013. The table sets forth this information for 30DC and Infinity Capital Group, Inc., including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of June 30, 2015.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan comp-ensa-tion ($)	Non-qualified deferred compensa-tion earnings ($)	All other compensa-tion ($)	Total ($)
Edward Dale, Former President & CEO (1)	2015	239,886	0	0	0	0	0	0	239,886
	2014	294,653	0	0	0	0	0	0	294,653
	2013	338,596	40,000	0	0	0	0	0	378,596

Theodore A. Greenberg, CFO and Secretary (2)	2015	132,000	0	0	8,855	0	0	0	140,855
	2014	200,000	0	0	33,619	0	0	0	233,619
	2013	200,000	0	0	76,814	0	0	0	276,814

Dan Raine, Former VP Business Development (3)	2015	0	0	0	0	0	0	0	0
	2014	166,667	0	0	0	0	0	0	166,667
	2013	251,785	0	0	0	0	0	0	251,785

(1) Marillion Partnership ("Marillion"), an affiliate of the Company that managed marketing and development for the Company provided the services of Edward Dale as CEO of the Company.  In connection with the divestiture of a portfolio of Internet Marketing assets on July 30, 2015, Marillion's contractor agreement was terminated and Edward Dale resigned as CEO of the Company.  A portion of Marillion's contractor fees during the year ended June 30, 2015 are included in results from discontinued operations.

By contract Marillion received contractor fees at an annual rate of $317,825 AUD Dollars which was paid periodically throughout the year and was stopped effective May 15, 2015.  The Company converts US Dollars to AUD on the date of each payment and records the USD amount as related party contractor fees.  The USD amount for the year is dependent on the fluctuation in the USD/AUD exchange rate.

During the year ended June 30, 2013 the board awarded Marillion a one-time bonus of $40,000 upon completion of the asset acquisition which included the remaining 50% of the MagCast Publishing Platform.

(2) Theodore A. Greenberg earned an annual salary of $200,000 during the years ended June 30, 2013 and 2014 and an annual salary of $132,000 during the year ended June 30, 2015, for his services as an officer of the Company which was included in officers' salaries.  During the year ended June 30, 2013 his salary was accrued but not paid, during the year ended June 30, 2014, only $47,000 was paid and during the year ended June 30, 2015 only $50,000 was paid. The unpaid amount for each of these years is included in due to related parties.

(3) During the year ended June 30, 2013 Raine Ventures, LLC., a company affiliated with Dan Raine earned $251,785 which was included in related party contractor fees.  On February 28, 2014, in connection with the Immediate Edge divestiture, Mr. Raine resigned as the Company's VP of Business Development and Rained Ventures resigned from its contract.  Raine Ventures earned $166,667 during the eight months ended February 28, 2014.  All amounts earned by Raine Ventures in the years ended June 30, 2013 and 2014 are included in results from discontinued operations.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	No. of Securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Theodore A. Greenberg (1)	1,500,000			$0.08	10/10/22
Henry Pinskier (1)	1,500,000			$0.08	10/10/22

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

The Marillion contractor agreement expired June 30, 2012 and has continued on a month to month basis under the terms of the expired agreement.  During the years ended June 30, 2015 and June 30, 2014, Marillion received contractor fees of $239,886 and $294,653 respectively.  In connection with the divestiture of a portfolio of Internet Marketing assets on July 30, 2015, Marillion's contractor agreement was terminated and Edward Dale resigned as CEO of the Company.  A portion of Marillion's contractor fees during the year ended June 30, 2015 are included in results from discontinued operations.

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

The Raine Ventures contractor agreement expired June 30, 2012 and continued on a month to month basis under similar  terms through February 28, 2014 when the Company divested the Immediate Edge and Mr. Raine resigned as the Company's VP of Business Development and Rained Ventures resigned from its contract.  Raine Ventures received $166,667 in contractor fees during the year ended June 30, 2014 which is included in results of discontinued operations.

If in any year starting from the commencement date of the Marillion and Raine Ventures contractor agreements, revenues of 30DC, Inc. doubles, compared to the preceding year, then a bonus equal to 50% of cash remuneration will be due in shares of 30DC, Inc. as additional compensation.  This threshold was not achieved for the fiscal years ending June 30, 2015 and 2014.

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

None of the Executives providing services through the contractor agreements were required to resign their positions with 30DC as a result of the transaction with Infinity so this provision did not apply.  When the Company divested Immediate Edge, on February 28, 2014, Raine Ventures resigned its contractor agreement and is due no further compensation under its contract.  When the Marillion contractor agreement was terminated July 30, 2015 it was connection with the divestiture of the portfolio of Internet marketing assets and no further compensation is due under the contract.

Netbloo Media, Ltd.

Effective October 1, 2012, Netbloo received a three year contractor agreement with annual compensation of $300,000 which was payable in monthly installments of $25,000 and could be terminated after two years subject to a six month termination payment.  On July 30, 2015, Netbloo Media, Ltd.'s existing contractor agreement with the Company was superseded by a new contractor agreement with an effective date of May 15, 2015.  The new contractor agreement reduces annual compensation from $300,000 to $150,000 per year and reduces the services Netbloo will provide to the Company's which is now focused on the MagCast Publishing Platform.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

DIRECTORS COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Edward Dale (1)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Theodore A. Greenberg (2)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Gregory H. Laborde (3)	$30,000	$ -0-	$ -0-	$ -0-	$ -0-	$-0-	$30,000

Pierce McNally (4)	$30,000	$ -0-	$-0-	$ -0-	$-0-	$ -0-	$30,000
Henry Pinskier (5)	$50,000	$-0-	$8,855	$-0-	$-0-	$ -0-	$58,855

(1)     During the year ended June 30, 2015, Marillion Partnership, an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as CEO of the Company was paid $239,886, a portion of which was included in related party contractor fees and a portion of which was included in results of discontinued operations.

(2)     During the year ended June 30, 2015, Theodore A. Greenberg earned salary of $132,000 and received a stock option award for which $8,855 was charged to officers' salaries for his services as an officer of the Company, $82,000 of this amount was accrued but not actually paid.

(3)     During the year ended June 30, 2014, GHL Group, whose President, Gregory H. Laborde is a Director, earned $60,000 which was included in related party contractor fees.  $30,000 of the director fees due Mr. Laborde remain unpaid and the Company has the option to pay this in stock.

(4)     $30,000 of the director fees due Pierce McNally remain unpaid and the Company has the option to pay this in stock.

(5)     $50,000 of the director fees due Henry Pinskier remain unpaid and the Company has the option to pay this in stock.

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

The Company's bylaws provide that no advance shall be made by the Company to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision‑making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of 30DC, Inc.

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

On October 11, 2012 our directors approved the Company's 2012 Stock Option Plan (the "Plan") authorizing the plan to grant options to purchase up to 7,500,000 shares of our common stock. On October 11, 2012, 1,500,000 options to purchase shares of the Company's common stock were issued to Theodore A. Greenberg the Company's Chief Financial Officer and a Director and 1,500,000 options to purchase shares of the Company's common stock were issued to Henry Pinskier who is a Director and who subsequently became Chairman of the Board.  At June 30, 2015 all of these options are exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of 30DC, Inc. outstanding common stock by:

  each person who is known by 30DC to be the beneficial owner of five percent (5%) or more of 30DC's common stock;

  30DC's chief executive officer, its other executive officers, and each director as identified in the "Management - Executive Compensation" section; and

  all of the Company's directors and executive officers as a group.

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

The information below is based on the number of shares of 30DC, Inc. common stock that 30DC believes was beneficially owned by each person or entity as of June 30, 2015, including options exercisable within 60 days.  This information does not reflect the July 30, 2015 divestiture of a portfolio of Internet marketing assets in exchange for the redemption of 10,000,000 shares from Marillion Partnership and 6,743,861 shares from Netbloo.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common	Edward Dale, Director, and Former President and CEO (Directly and Beneficially through Marillion Partnership)	20,036,440	26.07%

Common	Gregory H. Laborde, Director, (Beneficially through GHL Group, Ltd.)	3,507,250	4.56%

Common	Theodore A. Greenberg, CFO, Secretary and Director (3)	3,180,770	2.19%

Common	Pierce McNally, Director (4)	292,500	0.13%

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common	Henry Pinskier, Director and Chairman of the Board (5)	1,747,000	0.32%
Common	Jonathan Lint (Beneficially through Netbloo Media, Ltd.)	6,743,682	11.22%

Common	Clinton Carey	3,432,000	17.55%

Common	All Directors and Executive Officers as a Group (5 persons)	18,763,960	33.27%

(1)     All directors can be reached at the address of the Company.

(2)     At June 30, 2015, the Company had 76,853,464 shares of its common stock issued and outstanding.  The Company had 3,600,000 options issued and outstanding which were exercisable, but these options are not included in this calculation as the Company considers them to be "out of the money" and does not expect the status to change in the next 60 days.

(3)     Mr. Greenberg's ownership total includes 1,500,000 options which were exercisable at June 30, 2015 but not in the money and not included in his percentage.

(4)     Mr. McNally's ownership total includes 192,500 options which were exercisable at June 30, 2015 but not included in his percentage.

(5)     Mr. Pinskier's ownership total includes 1,500,000 options which were exercisable at June 30, 2015 but not included in his percentage.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

Officers and Directors

During the years ended June 30, 2015 and 2014, Marillion Partnership ("Marillion"), an affiliate of the Company that manages marketing and development for the Company and provides the services of Edward Dale as CEO was paid contractor fees of $239,886 and $294,653 respectively.  Mr. Dale is CEO, President and a Director of the Board of the Company.

During the years ended June 30, 2015 and 2014, Theodore A. Greenberg earned salary of $132,000 and $200,000 respectively.  Mr. Greenberg is CFO and a Director of the Company. On October 11, 2012 Mr. Greenberg was issued 1,500,000 options to purchase shares of the Company's common stock.   The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $8,855, and $33,619 were recorded as expense during the years ended June 30, 2015 and 2014 respectively.

During the years ended June 30, 2015 and 2014, Henry Pinskier earned directors' fees of $50,000 each year.  Mr. Pinskier is a Director and Chairman of the Board of the Company. On October 11, 2012 Mr. Pinskier was issued 1,500,000 options to purchase shares of the Company's common stock.  The company computed the cost of these options using the Black-Scholes option pricing formula which resulted in total cost of $119,288 of which $8,855 and $33,618 were recorded as expense during the years ended June 30, 2015 and 2014 respectively.

During the years ended June 30, 2015 and 2014, Gregory Laborde earned directors' fees of $30,000 each year.  During the years ended June 30, 2015 and 2014 GHL Group, Ltd. whose President, Gregory H. Laborde is a Director, earned contractor fees of $60,000 each year.

During the years ended June 30, 2015 and 2014, Pierce McNally earned directors' fees of $30,000 each year.

Other Shareholders

During the year ended June 30, 2014, Raine Ventures, LLC , a company affiliated with Dan Raine earned contractor fees of $166,667.  Mr. Raine had beneficial ownership of greater than 5% of the Company until February 28, 2014.  On February 28, 2014, the Company divested the Immediate Edge in return for 10,560,000 of the Company shares which was all of the Company shares owned by Raine Ventures.

During the years ended June 30, 2015 and 2014 Netbloo earned contractor fees of $281,250 and $300,000.  Netbloo is a greater than 5% shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Malone Bailey, LLP is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining independence.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2015 and 2014 by Malone Bailey, LLP

	Year Ended June 30,
	2015	2014
Audit Fees	$67,500	$71,600

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$67,500	$71,600

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)		Audited financial statements for years ended June 30, 2015 and 2014

(b)	Exhibit No.	Description

	3.1	Articles of Incorporation of Infinity Capital Group, Inc. (1)

	3.2	Bylaws of Infinity Capital Group, Inc. (1)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	101.INS	XBRL Instance Document (2)

	101.SCH	XBRL Taxonomy Extension Schema Document (2)

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

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

30DC, Inc.

Dated: November 17, 2015
By:	/s/ Henry Pinskier
Henry Pinskier, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Theodore A. Greenberg
Theodore A. Greenberg, Chief Financial Officer (Principal Accounting Officer), Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 17, 2015
30DC , Inc.

/s/ Theodore A. Greenberg
Theodore A. Greenberg, Director

/s/ Henry Pinskier
Henry Pinskier, Director

/s/ Gregory Laborde
Gregory Laborde, Director