Form 10-Q
period 2015-09-30
30DC, INC.
filed 2016-01-08
CIK 1118974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

COMMISSION FILE NUMBER: 000-30999

30DC, INC.

 (Exact name of registrant as specified in its charter)

MARYLAND	16-1675285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 BROAD STREET, 5TH FLOOR, NEW YORK, NY 10004

(Address of principal executive offices) (Zip Code)

(212) 962-4400

Registrant's telephone number, including area code

__________________________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of January 8, 2016, the number of shares outstanding of the registrant's class of common stock was 63,159,783.

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September	June
	30, 2015	30, 2015
	Unaudited
Assets

Current Assets

Cash and Cash Equivalents	$ 58,382	$ 53,681
Restricted Cash	70,000	70,000
Accrued Commissions Receivable	-	4,094
Accounts Receivable	891	11,583
Prepaid Expenses	12,650	15,419
Assets of Discontinued Operations	60,792	80,771

Total Current Assets	202,715	235,548

Property and Equipment, Net	8,246	16,113
Intangible Assets, Net	105,643	118,320
Goodwill	799,383	799,383
Assets of Discontinued Operations	-	291,175

Total Assets	$ 1,115,987	$ 1,460,539

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable	$ 256,797	$ 256,836
Accrued Expenses and Refunds	594,676	602,044
Deferred Revenue	180,515	122,007
Due to Related Parties	1,243,867	1,185,456
Liabilities of Discontinued Operations	159,914	159,657

Total Current Liabilities	2,435,769	2,326,000

Total Liabilities	2,435,769	2,326,000

Stockholders' Equity (Deficit)

Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued	-	-
Common Stock, Par Value $0.001, 100,000,000 authorized,
60,109,783 and 76,853,464 issued and outstanding respectively	60,110	76,853
Paid in Capital	3,777,339	3,844,315
Accumulated Deficit	(5,054,373)	(4,683,771)
Accumulated Other Comprehensive Loss	(102,858)	(102,858)

Total Stockholders' Equity (Deficit)	(1,319,782)	(865,461)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,115,987	$ 1,460,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three Months Ended September 30
Unaudited

	2015	2014

Revenue

Subscription Revenue	$ 8,484	$ 18,056
Products and Services	59,421	585,188

Total Revenue	67,905	603,244

Operating Expenses	218,161	505,645

Operating Income (Loss)	(150,256)	97,599

Income (Loss) from Continuing Operations	(150,256)	97,599

Discontinued Operations
Income (Loss) from Operations	12,196	(37,091)
Unrealized Gain (Loss) on Marketable Securities	(19,979)	(28,828)
Loss on Divestiture	(212,563)	-
Loss from Discontinued Operations	(220,346)	(65,919)

Net Income (Loss)	$ (370,602)	$ 31,680

Weighted Average Common Shares Outstanding
Basic	65,387,682	76,853,464
Diluted	65,387,682	77,398,919
Earnings (Loss) Per Common Share (Basic)
Continuing Operations	$ (0.00)	$ 0.00
Discontinued Operations	(0.01)	(0.00)
Net Income (Loss) Per Common Share	$ (0.01)	$ 0.00

Earnings (Loss) Per Common Share (Diluted)
Continuing Operations	$ (0.00)	$ 0.00
Discontinued Operations	(0.01)	(0.00)
Net Income (Loss) Per Common Share	$ (0.01)	$ 0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30
Unaudited

Cash Flows from Operating Activities:
Net Income (Loss)	$ (370,602)	$ 31,680
Loss From Discontinued Operations	220,346	65,919

Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided By Operations
Depreciation and Amortization	14,900	14,505
Equity Based Payments To Employees	-	8,854

Changes in Operating Assets and Liabilities
Restricted Cash	-	(43,105)
Accrued Commissions Receivable	4,094	6,675
Accounts Receivable	10,692	(110,872)
Prepaid Expenses	2,769	693
Accounts Payable	(39)	(1,602)
Accrued Expenses and Refunds	(7,368)	62,926
Deferred Revenue	58,508	35,329
Due to Related Parties	58,411	9,907

Net Cash Provided by (Used in) Operating Activities	(8,289)	80,909

Cash Flows from Investing Activities
Purchases of Property and Equipment	(756)	(1,300)

Net Cash Used in Investing Activities	(756)	(1,300)

Cash Flows from Discontinued Operations
Cash Flows From Operating Activities	13,746	(37,681)

Net Cash Provided by (Used in) Discontinued Operations	13,746	(37,681)

Increase in Cash and Cash Equivalents	4,701	41,928
Cash and Cash Equivalents - Beginning of Period	53,681	102,684

Cash and Cash Equivalents - End of Period	$ 58,382	$ 144,612

Supplemental Disclosures of Non Cash Financing Activity
Common Stock Redeemed for Divestiture	$ 83,719	$ -

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 2,233	$ 1,332
Income taxes	-	300

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2016 or any other period.  In addition, the balance sheet data at June 30, 2015 was derived from the audited financial statements but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2015 included in the Company's annual report on Form 10-K which was filed on November 17, 2014.

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.    In computing diluted earnings per share for the three month period ended September 30, 2014, the Company has included as outstanding 2,000,000 options which are exercisable and have an exercise price below the average market price for the Company's shares during the period.  For the three month period ended September 30, 2015, potentially dilutive securities would be anti-dilutive and have not been included in computing diluted earnings per share.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2.  GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2015, the Company had a working capital deficit of approximately $2,233,000 and had accumulated losses of approximately $5,054,000 since its inception.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

For the past few years, the Company offered MagCast through a once per year large-scale promotion for which the majority of sales were through marketing affiliates which are unrelated parties who earn commissions by referring customers to the Company and a majority of the Company's annual sales were during the promotion.  The Company held a smaller promotion through marketing affiliates in July 2014 than in prior years.  In July 2015, the Company held a smaller promotion without marketing affiliates for one-year MagCast licenses which can be renewed at the end of the one-year term.  Revenue from the one-year licenses is being recognized ratably over the one year term.  The Company does not expect to have a large-scale MagCast promotion during this fiscal year.

NOTE 3. DIVESTITURE

On July 30, 2015, the Company divested a portfolio of Internet marketing assets ("IM Sale"), including Market Pro Max, in two separate transaction with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company.  10,000,000 shares were redeemed from Marillion Partnership which owns more than 10% of the Company's outstanding shares and was a contractor to the Company including the services of Edward Dale as Chief Executive Officer of the Company.  6,743,681 shares were redeemed from Netbloo Media. Ltd. which owns more than 10% of the Company's outstanding shares and is a contractor to the Company.  After these transactions, both Marillion and Netbloo remain shareholders and each owns in excess of 10% of the Company's outstanding common stock.   Included with the IM sale were fixed assets with a net book value of approximately $6,000 and intangible assets including goodwill with net book value of approximately $290,000.  The shares tendered as consideration for the transaction were valued at approximately $84,000, based upon the last trading price, resulting in a loss of approximately $213,000.  Operating results for the assets divested have been reclassified as discontinued operations (see note 4).

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Simultaneous with the IM Sale, Marillion Partnership's contractor agreement with the Company was terminated, this had included Edward Dale serving as Chief Executive Officer of the Company.  Henry Pinskier, Chair of 30DC, Inc.'s Board of Directors was elected by the board as interim Chief Executive Officer of the Company.  Mr. Dale remains a director of the Company.

Simultaneous with the IM Sale, Netbloo Media, Ltd.'s existing contractor agreement with the Company was superseded by a new contractor agreement with an effective date of May 15, 2015.  The new contractor agreement reduces annual compensation from $300,000 to $150,000 per year and reduces the services Netbloo will provide to the Company's which is now focused on the MagCast Publishing Platform.

NOTE 4. DISCONTINUED OPERATIONS

The Company has included two businesses in discontinued operations; the portfolio of Internet Marketing Assets business which was divested July 30, 2015 (see note 3) and the business of Infinity which was discontinued after the share exchange with 30DC DE on September 10, 2010.  Prior to the share exchange, Infinity withdrew its election to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  Infinity historically operated as a non-diversified, closed-end management investment company and prepared its financial statements as required by the 1940 Act.  30DC is no longer actively operating the BDC and the assets, liabilities and results of operations of Infinity's former business are shown as discontinued operations in the Company's financial statements subsequent to the share exchange with 30DC.  Investment companies report assets at fair value and the Company has continued to report investment assets in discontinued operations on this basis.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Results of Discontinued Operations for the

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	IM Business	Infinity	Total	IM Business	Infinity	Total
Revenues	$ 15,978	$ -	$ 15,978	$ 96,823	$ -	$ 96,823
Operating expenses	2,525	1,257	3,782	132,436	1,478	133,914
Income (Loss) from operations	13,453	(1,257)	12,196	(35,613)	(1,478)	(37,091)
Unrealized gain (loss) on marketable securities	-	(19,979)	(19,979)	-	(28,828)	(28,828)
Loss on Divestiture	(212,563)	-	(212,563)	-	-	-

Net Income (Loss)	$ (199,110)	$ (21,236)	$ (220,346)	$ (35,613)	$ (30,306)	$ (65,919)

Assets and Liabilities of Discontinued Operations as of

	September 30, 2015			June 30, 2015
	IM Business	Infinity	Total	IM Business	Infinity	Total

Assets

Marketable securities	$ -	$ 60,792	$ 60,792	$ -	$ 80,771	$ 80,771

Total Current Assets	-	60,792	60,792	-	80,771	80,771

Intangible Assets	-	-	-	35,680	-	35,680
Goodwill	-	-	-	255,495	-	255,495

Total Assets of Discontinued Operations	$ -	$ 60,792	$ 60,792	$ 291,175	$ 80,771	$ 371,946

Liabilities

Accounts payable	$ -	$ 19,375	19,375	$ -	$ 19,375	19,375
Accrued expenses	-	68,989	68,989	-	67,732	67,732
Notes payable	-	50,550	50,550	-	51,550	51,550
Due to related parties	-	21,000	21,000	-	21,000	21,000

Total Liabilities of Discontinued Operations	$ -	$ 159,914	$ 159,914	$ -	$ 159,657	$ 159,657

Notes Payable

Included in liabilities of discontinued operations at September 30, 2015 and June 30, 2015 are $50,550 and $51,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the three months ended September 30, 2015 and September 30, 2014 the Company incurred interest expense on notes payable of $1,257 and $1,478 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At September 30, 2015 the fair value of marketable securities held for sale was $60,792 which included cumulative net unrealized losses of $5,618.  At June 30, 2015 the fair value of marketable securities held for sale was $80,771 which included cumulative net unrealized gains of $14,361.

NOTE 5.  RELATED PARTY TRANSACTIONS

At September 30, 2015, due to related parties totaled $1,243,867.  This primarily consisted of $31,000 due to GHL Group, Ltd., whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $231,500 accrued for directors' fees for services of non-executive directors, $159,300 due to Netbloo Media, Ltd. under its contractor agreement, $40,700 due to Marillion Partnership under its contractor agreement and $781,500 due to Theodore A. Greenberg, CFO and director, for compensation.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

On July 30, 2015, the Company divested a portfolio of Internet marketing assets ("IM Sale"), including Market Pro Max, in two separate transaction with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company, see note 3 for further details on the divestiture.

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2015, the Company did not issue any common stock.

During the three months ended September 30, 2015, the Company divested a portfolio of Internet marketing assets ("IM Sale"), including Market Pro Max, in two separate transactions with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company, see note 3 for further details on the divestiture.

Warrants

Information relating to outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)
Outstanding warrants at 06/30/15	3,401,522	$ 0.50	0.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	2,554,205	0.50	-
Outstanding warrants at 9/30/15	847,317	0.50	0.27

Exercisable on 9/30/15	847,317	0.50	0.27

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at September 30, 2015. Total intrinsic value of warrants exercised was $0 for the three months ended September 30, 2015 as no warrants were exercised during this period.

NOTE 7.  STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $-0- and $8,854 for the three months ended September 30, 2015 and September 30, 2014 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period.  There was no impact on the Company's cash flow.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Further information relating to stock options is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 06/30/15	3,600,000	$ 0.18	6.61
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 9/30/15	3,600,000	0.18	6.36

Exercisable on 9/30/15	3,600,000	0.18	6.36

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at September 30, 2015. Total intrinsic value of options exercised was $0 for the three months ended September 30, 2015 as no options were exercised during this period.

At September 30, 2015, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

NOTE 8. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Related Party Contractor Fees (1)	$46,500	$90,000
Officer's Salary	33,000	37,427
Directors' Fees	27,500	31,927
Independent Contractors	46,820	83,096
Commission Expense	2,348	144,273
Professional Fees	27,076	57,204
Credit Card Processing Fees	5,462	23,252
Telephone and Data Lines	1,447	5,310
Other Operating Costs	28,008	33,156

Total Operating Expenses	$218,161	$505,645

(1)  For the three months ended September 30, 2014, related party contractors included Marillion an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform.  For the three months ended September 30, 2015, related party contractors include GHL Group and Netbloo.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

On November 24, 2015, the Company entered into an agreement with a business development consultant for which part of the consideration was 250,000 shares of the Company's common stock.  For the 250,000 shares, the Company recorded $1,500 as independent contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

On December 22, 2015, the Company entered into an agreement with Henry Pinskier, the Company's Interim Chief Executive Officer for consideration of 2,000,000 shares of the Company's common stock.   The agreement has zero cash consideration and covers the time Mr. Pinskier began serving as Interim Chief Executive Officer through the end of the Company's current fiscal year, June 30, 2016.  For the 2,000,000 shares the Company recorded $12,000 as related party contractor expense based upon the closing price of the Company's shares on the day the shares were issued.  Mr. Pinskier is also chairman of the Company's board of directors.

On December 22, 2015, the Company entered into a one-year agreement with Theodore A. Greenberg, the Company's Chief Financial Officer for which part of the consideration was 500,000 shares of the Company's common stock.  Cash consideration under the agreement is $5,000 per month and may be adjusted after six months based upon the Company's performance and financial position.  Cash consideration under Mr. Greenberg's existing agreement was $11,000 per month.  For the 500,000 shares, the Company recorded $3,000 as officer's salary expense based upon the closing price of the Company's shares on the day the shares were issued.  Mr. Greenberg is also a member of the Company's board of directors.

On December 22, 2015, the Company entered into a one-year agreement with 21st Century Digital Media, Inc., whose President, Gregory H. Laborde, is a Director of 30DC, for business development services for which part of the consideration was 300,000 shares of the Company's common stock.   Cash consideration under the agreement is $3,000 per month and the agreement includes incentive compensation of up to 1,700,000 shares of the Company's stock which can be earned by achieving certain milestones during the term of the agreement.  For the 300,000 shares the Company recorded $1,800 as related party contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

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

On July 30, 2015, the 30DC, Inc. ("the Company") board of directors approved two agreements, one with Marillion Partnership ("Marillion") and one with Netbloo Media, Ltd. ("Netbloo") each of which acquired certain Internet Marketing business assets ("IM Assets") from the Company in exchange for a portion of the 30DC common stock that each held.   The Marillion transaction included The Challenge, rights to the company's coaching and mentoring business and affiliate marketing rights. Consideration for the Marillion transaction was 10 million (10,000,000) common shares in 30DC.  The Netbloo transaction included Market Pro Max and a portfolio of e-commerce training courses.  Consideration for the Netbloo transaction was 6,743,681 common shares in 30DC.   The net book value of the assets

being divested, which consisted primarily of intangible assets and goodwill, exceeded the fair market value of the shares redeemed on the date the transactions were approved by $212,563 which the Company recorded as a loss from divestiture.  As a result of the transactions the Company's issued and outstanding shares have been reduced from 76,853,464 to 60,109,783.  Prior to the transactions Marillion held 23.67% and Netbloo held 17.55% of the Company's issued and outstanding common stock.  After the transactions, Marillion holds 13.62% and Netbloo holds 11.22% of the Company's issued and outstanding common stock.

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

RESULTS OF OPERATIONS

For The Three Month Period Ended September 30, 2015 Compared To The Three Month Period Ended September 30, 2014.

During the three months ended September 30, 2015, 30DC, Inc. recognized revenues of $67,905 from continuing operations compared to $603,244 during the three months ended September 30, 2014.  Revenues from continuing operations were from the following sources during the three months ended September 30, 2015 compared to September 30, 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase or (Decrease)
Revenue
Subscription Revenue	$ 8,484	$ 18,056	$ (9,572)
Products and Services	59,421	585,188	(525,767)
Total Revenues	$ 67,905	$ 603,244	$ (535,339)

The $9,572 decrease in subscription revenue was due to a decrease in monthly subscribers for the Company's online forum subscription product.

The $525,767 decrease in products and services revenue resulted from the Company running a much smaller promotion for the MagCast Publishing platform in July 2015 than in July 2014.  The July 2014 promotion was for a lifetime MagCast license which resulted in immediate recognition of revenue.  The July 2015 promotion was for an annual license which results in revenue being recognized ratably over the one-year license term.  The amount included in deferred revenue at September 30, 2015 from the July 2015 promotion was approximately $78,000.  The Company does not expect to have a large-scale MagCast promotion during this fiscal year.

During the three months ended September 30, 2015, the Company incurred $218,161 in operational expenses for continuing operations compared to $505,645 during the three months ended September 30, 2014.  Operational expenses during the three months September March 30, 2015 and 2014, include the following categories:

	Three Months Ended	Three Months Ended	Increase or
	September 30, 2015	September 30, 2014	Decrease
Accounting Fees	$ 26,000	$ 51,250	$ (25,250)
Credit Card Processing Fees	5,462	23,252	(17,790)
Commissions	2,348	144,273	(141,925)
Independent Contractors	46,820	83,096	(36,276)
Depreciation and Amortization	14,900	14,079	821
Directors' Fees	27,500	31,927	(4,427)
Internet Expenses	4,996	6,429	(1,433)
Legal Fees	1,076	5,954	(4,878)
Officer's Salaries	33,000	37,427	(4,427)
Related Party Contractors	46,500	90,000	(43,500)
Telephone and Data Lines	1,447	5,310	(3,863)
Other Operating Expenses	8,112	12,648	(4,536)

Total Operating Expenses	$ 218,161	$ 505,645	$ (287,484)

The decrease of $25,250 in accounting fees was primarily due to a $20,000 decrease in audit fees during the three months ended September 30, 2015 due to a delay in completion of the Company's June 30, 2015 audited financial statements and a nonrepeating one-time charge during the three months ended September 30, 2014 for startup costs for an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services.

The decrease of $17,790 in credit card processing fees resulted from the $535,339 decrease in revenue.

The decrease of $141,925 in commissions resulted from the Company the smaller MagCast promotion in July 2015 than July 2014 and the July 2015 promotion not being marketed through marketing affiliate relationships which resulted in commission expense during the July 2014 promotion.

The decrease of $36,276 in independent contractors is primarily due to $18,000 earned by Clinton Carey, former Chief Operating Officer of the Company who was contracted as a consulting during the three months ended September 30, 2014 and at starting July 1, 2015 represents the Company on a commission only basis and $15,392 paid to two long-term consultants to the Company who completed their service with the Company during the three months ended September 30, 2014.

The decrease of $43,500 in Related Party Contractors was due to termination of the Marillion Partnershjp contractor agreement, through which Edward Dale had been serving as the Company's CEO, for which $37,500 was charged to continuing operations for the three month period ended September 30, 2014 and $6,000 was due to a decrease in the consulting amount due to GHL Group whose President, Greg Laborde is a director of the Company.

During the three months ended September 30, 2015, the Company recognized a net loss from continuing operations of $150,256 compared to net income from continuing operations of $97,599 during the three months ended September 30, 2014.  The increased net loss from continuing operations of $247,855 was due to the decrease in revenue of $535,339 offset by the decrease in operating expenses of $287,484.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $58,382 at September 30, 2015 and the Company had a working capital deficit of $2,233,054. To fund working capital  for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs.  The Company expects increased revenue from further sales of MagCast Publishing Platform and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses.  The Company also expects increased revenue by introducing new products some of which will be extensions of existing product lines.  Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts.  If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at September 30, 2015 is $50,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the three month period ended September 30, 2015, operating activities used $8,289. During the three month period ended September 30, 2014, operating activities provided the Company with $80,909. The decrease of $89,198 in funds provided by operating activities was a combination of a number of increases and decreases including the decrease in net income from continuing operations of approximately $248,000 and an approximately $70,000 decrease from change accrued expenses and refunds primarily due to the $40,000 accrual of audit fees and approximately $23,000 due to accrual of commissions and credit card processing fees for sales during the July 2014 MagCast promotion included in accounts receivable.  This was offset by a net decrease of approximately $43,000 in the reduction in restricted cash held in reserve by the Company's credit card processor, net increase of approximately $122,000 from the change in accounts receivable due to higher accounts receivable at September 30, 2014 resulting from sales under payment plans during the MagCast sales promotion in July 2014, an increase in change deferred revenue of approximately $23,000 due to sale of annual licenses during the July 2015 MagCast promotion resulting in revenue being recognized ratably over the one year license period offset by lower change in deferred revenue from DFY MagCast service sales, approximately $49,000 increase in change of the amount due to related parties due to larger deferral of amounts due to the Company's director, CFO for services and Netbloo under their contractor agreement due to the Company's limited liquidity.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2015, the Company has a working capital deficit of approximately $2,233,000 and has accumulated losses of approximately $5,054,000 since its inception.  The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.  In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

None

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

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2015, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in  timely  alerting  them to material information required  to be included in our periodic SEC  filings  and to  ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive  Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended June 30, 2015, which risk factors are incorporated herein by this reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period July 1, 2015 through September 30, 2015 the Company did not issue any equity securities.

On July 30, 2015 the Company redeemed 10,000,000 shares from the Marillion Partnership and 6,743,681 from Netbloo Media, Ltd. as part of the divestiture of a portfolio of Internet marketing assets.  The Company recognized a loss of $212,563 from the divestiture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Included in liabilities of discontinued operations at September 30, 2015 is $50,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

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

(1)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

30DC, Inc. Registrant

Dated: January 8, 2016	By:/s/ Henry Pinskier
Henry Pinskier Principal Executive Officer Chief Executive Officer President

Dated: January 8, 2016	By:/s/ Theodore A. Greenberg
Theodore A. Greenberg, Principal Accounting Officer Chief Financial Officer