Form 10-Q
period 2015-12-31
30DC, INC.
filed 2016-02-10
CIK 1118974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

As of February 10, 2016, the number of shares outstanding of the registrant's class of common stock was 63,159,783.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December	June
	31, 2015	30, 2015
	Unaudited
Assets

Current Assets

Cash and Cash Equivalents	$116,835	$53,681
Restricted Cash	70,000	70,000
Accrued Commissions Receivable	-	4,094
Accounts Receivable	-	11,583
Prepaid Expenses	9,882	15,419
Assets of Discontinued Operations	47,125	80,771

Total Current Assets	243,842	235,548

Property and Equipment, Net	9,606	16,113
Intangible Assets, Net	92,965	118,320
Goodwill	799,383	799,383
Assets of Discontinued Operations	-	291,175

Total Assets	$1,145,796	$1,460,539

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable	$285,871	$256,836
Accrued Expenses and Refunds	598,789	602,044
Deferred Revenue	143,893	122,007
Due to Related Parties	1,292,050	1,185,456
Liabilities of Discontinued Operations	160,166	159,657

Total Current Liabilities	2,480,769	2,326,000

Total Liabilities	2,480,769	2,326,000

Stockholders' Equity (Deficit)

Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued	-	-
Common Stock, Par Value $0.001, 100,000,000 authorized,
63,159,783 and 76,853,464 issued and outstanding respectively	63,160	76,853
Paid in Capital	3,792,589	3,844,315
Accumulated Deficit	(5,087,864)	(4,683,771)
Accumulated Other Comprehensive Loss	(102,858)	(102,858)

Total Stockholders' Equity (Deficit)	(1,334,973)	(865,461)

Total Liabilities and Stockholders' Equity (Deficit)	$1,145,796	$1,460,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue

Subscription Revenue	$4,801	$19,686	$13,285	$37,742
Products and Services	223,054	29,897	282,475	615,085

Total Revenue	227,855	49,583	295,760	652,827

Operating Expenses	255,159	280,206	473,320	785,851

Operating Loss	(27,304)	(230,623)	(177,560)	(133,024)

Loss From Continuing Operations	(27,304)	(230,623)	(177,560)	(133,024)

Income (Loss) From Discontinued Operations
Income (Loss) from Operations	7,480	(6,648)	19,676	(43,739)
Unrealized Gain (Loss) on Marketable Securities	(13,667)	18,578	(33,646)	(10,250)
Loss on Divestiture	-	-	(212,563)	-
Income (Loss) from Discontinued Operations	(6,187)	11,930	(226,533)	(53,989)

Net Loss	$(33,491)	$(218,693)	$(404,093)	$(187,013)

Weighted Average Common Shares Outstanding
Basic	60,517,392	76,853,464	62,952,537	76,853,464
Diluted	60,517,392	76,853,464	62,952,537	76,853,464
Earnings (Loss) Per Common Share (Basic)
Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Net Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Earnings (Loss) Per Common Share (Diluted)
Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Net Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31
Unaudited
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(404,093)	$(187,013)
Loss From Discontinued Operations	226,533	53,989

Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided By Operations
Depreciation and Amortization	29,469	29,242
Equity Based Payments To Employees and Nonemployees	18,300	17,709

Changes in Operating Assets and Liabilities
Restricted Cash	-	(6,270)
Accrued Commissions Receivable	4,094	9,761
Accounts Receivable	11,583	(11,120)
Prepaid Expenses	5,537	3,263
Accounts Payable	29,035	43,205
Accrued Expenses and Refunds	(3,255)	(17,936)
Deferred Revenue	21,886	21,207
Due to Related Parties	106,594	110,770

Net Cash Provided By Operating Activities	45,683	66,807

Cash Flows from Investing Activities
Purchases of Property and Equipment	(4,007)	(5,458)

Net Cash Used in Investing Activities	(4,007)	(5,458)

Cash Flows from Discontinued Operations
Cash Flows From Operating Activities	21,478	(40,931)

Net Cash Provided By (Used in) Discontinued Operations	21,478	(40,931)

Increase in Cash and Cash Equivalents	63,154	20,418
Cash and Cash Equivalents - Beginning of Period	53,681	102,684

Cash and Cash Equivalents - End of Period	$116,835	$123,102

Supplemental Disclosures of Non Cash Financing Activity

Common Stock Redeemed for Divestiture	$83,719	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,435	$3,833
Income taxes	-	300

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NET INCOME OR LOSS PER SHARE

The Company computes net income or loss per share in accordance with ASC 260 "Earnings per Share." Under ASC 260, basic net income or loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.    For all periods presented, potentially dilutive securities would be anti-dilutive and have not been included in computing diluted earnings per share.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

NOTE 2.  GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2015, the Company had a working capital deficit of approximately $2,237,000 and had accumulated losses of approximately $5,088,000 since its inception.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

For the past few years, the Company offered MagCast through a once per year large-scale promotion for which the majority of sales were through marketing affiliates which are unrelated parties who earn commissions by referring customers to the Company and a majority of the Company's annual sales were during the promotion.  The Company held a smaller promotion through marketing affiliates in July 2014 than in prior years.  In July 2015, the Company held a smaller promotion without marketing affiliates for one-year MagCast licenses which can be renewed at the end of the one-year term.  Revenue from the one-year licenses is being recognized ratably over the one year term.  The Company does not expect to have a large-scale MagCast promotion during this fiscal year.  In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast.  The pre-beta launch, which was targeted at the Company's existing customer base, offered a lifetime license at a promotional price to encourage customers to try the new product.  The Company has received feedback from customers on ScrivCast and is preparing for a beta launch which will be followed by release of ScrivCast to a broader market.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

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

Simultaneous with the IM Sale, Netbloo Media, Ltd.'s existing contractor agreement with the Company was superseded by a new contractor agreement with an effective date of May 15, 2015.  The new contractor agreement reduces annual compensation from $300,000 to $150,000 per year and reduces the services Netbloo will provide to the Company's which is now focused on the Company's digital publishing products, MagCast and ScrivCast.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

Results of Discontinued Operations for the
		Six Months Ended			Six Months Ended
		December 31, 2015			December 31, 2014
	IM Business	Infinity	Total	IM Business	Infinity	Total
Revenues	$ 25,404	$ -	$ 25,404	$ 223,963	$ -	$ 223,963
Operating expenses	3,219	2,509	5,728	264,851	2,851	267,702
Income (Loss) from operations	22,185	(2,509)	19,676	(40,888)	(2,851)	(43,739)
Unrealized gain (loss) on marketable securities	-	(33,646)	(33,646)	-	(10,250)	(10,250)
Loss on Divestiture	(212,563)	-	(212,563)	-	-	-

Net Income (Loss)	$ (190,378)	$ (36,155)	$ (226,533)	$ (40,888)	$ (13,101)	$ (53,989)

		Three Months Ended			Three Months Ended
		December 31, 2015			December 31, 2014
	IM Business	Infinity	Total	IM Business	Infinity	Total
Revenues	$ 9,426	$ -	$ 9,426	$ 127,140	$ -	$ 127,140
Operating expenses	694	1,252	1,946	132,415	1,373	133,788
Income (Loss) from operations	8,732	(1,252)	7,480	(5,275)	(1,373)	(6,648)
Unrealized gain on marketable securities	-	(13,667)	(13,667)	-	18,578	18,578

Net Income (Loss)	$ 8,732	$ (14,919)	$ (6,187)	$ (5,275)	$ 17,205	$ 11,930

Assets and Liabilities of Discontinued Operations as of

		December 31, 2015			June 30, 2015
	IM Business	Infinity	Total	IM Business	Infinity	Total

Assets

Cash	$ -	$ -	$ -	$ -	$ -	$ -
Prepaid expenses	-	-	-	-	-	-
Marketable securities	-	47,125	47,125	-	80,771	80,771

Total Current Assets	-	47,125	47,125	-	80,771	80,771

Intangible Assets	-	-	-	35,680	-	35,680
Goodwill	-	-	-	255,495	-	255,495

Total Assets of Discontinued Operations	$ -	$ 47,125	$ 47,125	$ 291,175	$ 80,771	$ 371,946

Liabilities

Accounts payable	$ -	$ 19,375	$ 19,375	$ -	$ 19,375	$ 19,375
Accrued expenses	-	70,241	70,241	-	67,732	67,732
Notes payable	-	49,550	49,550	-	51,550	51,550
Due to related parties	-	21,000	21,000	-	21,000	21,000

Total Liabilities of Discontinued Operations	$ -	$ 160,166	$ 160,166	$ -	$ 159,657	$ 159,657

Notes Payable

Included in liabilities of discontinued operations at December 31, 2015 and June 30, 2015 are $49,550 and $51,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the six months ended December 31, 2015 and December 31, 2014 the Company incurred interest expense on notes payable of $2,509 and $2,851 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At December 31, 2015 the fair value of marketable securities held for sale was $47,125 which included cumulative net unrealized losses of $19,285.  At June 30, 2015 the fair value of marketable securities held for sale was $80,771 which included cumulative net unrealized gains of $14,361.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

NOTE 5.  RELATED PARTY TRANSACTIONS

At December 31, 2015, due to related parties totaled $1,292,050.  This primarily consisted of $31,700 due to 21st Century Digital Media, Inc. (successor to GHL Group, Ltd.), whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $259,000 accrued for directors' fees for services of non-executive directors, $172,800 due to Netbloo Media, Ltd. under its contractor agreement, $31,700 due to Marillion Partnership under its contractor agreement and $796,900 due to Theodore A. Greenberg, CFO and director, for compensation.

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

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

During the six months ended December 31, 2015, the Company issued common stock as follows:

On November 24, 2015, the Company entered into an agreement with a business development consultant for which part of the consideration was 250,000 shares of the Company's common stock.  For the 250,000 shares, the Company recorded $1,500 as independent contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

On December 22, 2015, the Company entered into an agreement with Henry Pinskier, the Company's Interim Chief Executive Officer for consideration of 2,000,000 shares of the Company's common stock.   The agreement covers the time Mr. Pinskier began serving as Interim Chief Executive Officer through the end

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

of the Company's current fiscal year, June 30, 2016.  For the 2,000,000 shares the Company recorded $12,000 as related party contractor expense based upon the closing price of the Company's shares on the day the shares were issued.  Mr. Pinskier is also chairman of the Company's board of directors.

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

During the six months ended December 31, 2015, the Company divested a portfolio of Internet marketing assets ("IM Sale"), including Market Pro Max, in two separate transactions with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company, see note 3 for further details on the divestiture.

Warrants

Information relating to outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)
Outstanding warrants at 06/30/15	3,401,522	$ 0.50	0.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	3,092,673	0.50	-
Outstanding warrants at 12/31/15	308,849	0.50	0.16

Exercisable on 12/31/15	308,849	0.50	0.16

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at December 31, 2015. Total intrinsic value of warrants exercised was $0 for the three months ended December 31, 2015 as no warrants were exercised during this period.

NOTE 7.  STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $-0- and $17,709 for the six months ended December 31, 2015 and December 31, 2014 respectively and $-0- and $8,855 for the three months ended December 31, 2015 and December 31, 2014 respectively for options granted in prior periods the cost of which is being

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

recorded on a straight-line basis over the vesting period.  There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 06/30/15	3,600,000	$ 0.18	6.61
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 12/31/15	3,600,000	0.18	6.11

Exercisable on 12/31/15	3,600,000	0.18	6.11

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2015. Total intrinsic value of options exercised was $0 for the six months ended December 30, 2015 as no options were exercised during this period.

At December 31, 2015, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

NOTE 8. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

Related Party Contractor Fees (1)	$106,800	$180,000
Officer's Salary	62,000	74,855
Directors' Fees	55,000	63,855
Independent Contractors	100,995	135,550
Commission Expense	7,695	148,979
Professional Fees	64,607	87,059
Credit Card Processing Fees	12,686	25,047
Telephone and Data Lines	5,005	9,732
Other Operating Costs	58,532	60,774

Total Operating Expenses	$473,320	$785,851

(1)     For the six months ended December 31, 2014, related party contractors included Marillion an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform.  For the six months ended December 31, 2015, related party contractors include 21st Century Digital Media, Inc. (successor to GHL Group) and Netbloo and Henry Pinskier who serves as the Company's Interim Chief Executive Officer.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Related Party Contractor Fees (1)	$60,300	$90,000
Officer's Salary	29,000	37,428
Directors' Fees	27,500	31,928
Independent Contractors	54,175	52,454
Commission Expense	5,347	4,706
Professional Fees	37,531	29,855
Credit Card Processing Fees	7,224	1,795
Telephone and Data Lines	3,558	4,422
Other Operating Costs	30,524	27,618

Total Operating Expenses	$255,159	$280,206

(1) For the three months ended December 31, 2014, related party contractors included Marillion an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform.  For the three months ended December 31, 2015, related party contractors include 21st Century Digital Media, Inc. (successor to GHL Group) and Netbloo and Henry Pinskier who serves as the Company's Interim Chief Executive Officer.

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

OVERVIEW

30DC is a digital media solution provider. The company's principal product, the MagCast Mobile Publishing Platform, is used for the creation of mobile magazine apps and facilitates the monetization of digital content through advanced marketing functions.  The MagCast platform is compatible with the dominant mobile architectures for mobile devices such as smart phones and tablet computers, Apple's iOS and Google's Android.  30DC delivers the MagCast platform to licensees as a software-as-a-service.  In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

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

RESULTS OF OPERATIONS

For The Three Month Period Ended December 31, 2015 Compared To The Three Month Period Ended December 31, 2014.

During the three months ended December 31, 2015, 30DC, Inc. recognized revenues of $227,855 from continuing operations compared to $49,583 during the three months ended December 31, 2014.  Revenues from continuing operations were from the following sources during the three months ended December 31, 2015 compared to December 31, 2014.

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Increase or (Decrease)
Revenue
Subscription Revenue	$ 4,801	$ 19,686	$ (14,885)
Products and Services	223,054	29,897	193,157
Total Revenues	$ 227,855	$ 49,583	$ 178,272

The $14,885 decrease in subscription revenue was due to a decrease in monthly subscribers for the Company's online forum subscription product.

The $193,157 increase in products and services revenue resulted mainly from two sources.  In October, 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  For the pre-beta launch revenue totaled

$168,483 and customers received a lifetime license which resulted in all revenue being recognized at the time of purchase.   In July 2015 the Company ran a promotion which was for an annual MagCast license which resulted in revenue being recognized ratably over the one-year license term.  During the three months ended December 31, 2015 the Company recognized $27,714 from the July promotion.

During the three months ended December 31, 2015, the Company incurred $255,159 in operational expenses for continuing operations compared to $280,206 during the three months ended December 31, 2014.  Operational expenses during the three months December 31, 2015 and 2014, include the following categories:

	Three Months Ended	Three Months Ended	Increase or
	December 31, 2015	December 31, 2014	Decrease
Accounting Fees	$ 20,000	$ 16,000	$ 4,000
Credit Card Processing Fees	7,224	1,795	5,429
Commissions	5,347	4,706	641
Independent Contractors	54,175	52,454	1,721
Depreciation and Amortization	14,569	14,255	314
Directors' Fees	27,500	31,928	(4,428)
Internet Expenses	7,628	6,356	1,272
Legal Fees	17,531	13,855	3,676
Officer's Salaries	29,000	37,428	(8,428)
Related Party Contractors	60,300	90,000	(29,700)
Telephone and Data Lines	3,558	4,422	(864)
Other Operating Expenses	8,327	7,007	1,320

Total Operating Expenses	$ 255,159	$ 280,206	$ (25,047)

The decrease of $8,428 in officer's salaries is due to a reduction monthly cash salary for Theodore A. Greenberg, the Company's CFO from $11,000 to $5,000 effective in December 2015 and completion of the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg in the December 2014 quarter offset by additional expense of $3,000 for the value of 500,000 shares of Company stock issued to Mr. Greenberg in December 2015.

The decrease of $29,700 in Related Party Contractors was due to termination of the Marillion Partnershjp contractor agreement, through which Edward Dale had been serving as the Company's CEO, for which $37,500 was charged to continuing operations for the three month period ended December 31, 2014, and $6,000 was due to a decrease in the cash consulting amount due to 21st Century Digital Media, Inc. (successor to GHL Group) whose President, Greg Laborde is a director of the Company.  Offsetting these amounts were additional expense of $12,000 for the value of 2,000,000 shares of Company stock issued to Henry Pinskier, the Company's Interim Chief Executive Officer and $1,800 for the value of 300,000 shares of Company stock issued to 21st Century Digital Media, Inc.

During the three months ended December 31, 2015, the Company recognized a net loss from continuing operations of $27,304 compared to a net loss of from continuing operations of $230,623 during the three months ended December 31, 2014.  The decreased net loss from continuing operations of $203,319 was due to the increase in revenue of $178,272 and the decrease in operating expenses of $25,047.

For The Six Month Period Ended December 31, 2015 Compared To The Six Month Period Ended December 31, 2014.

During the six months ended December 31, 2015, 30DC, Inc. recognized revenues of $295,760 from continuing operations compared to $652,827 during the six months ended December 31, 2014.  Revenues from continuing operations were from the following sources during the six months ended December 31, 2015 compared to December 31, 2014.

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014	Increase or (Decrease)
Revenue
Subscription Revenue	$ 13,285	$ 37,742	$ (24,457)
Products and Services	282,475	615,085	(332,610)
Total Revenues	$ 295,760	$ 652,827	$ (357,067)

The $24,457 decrease in subscription revenue was due to a decrease in monthly subscribers for the Company's online forum subscription product.

The $332,610 decrease in products and services revenue was primarily the net result of two factors.  The Company ran a much smaller promotion for the MagCast Publishing platform in July 2015 than in July 2014.  The July 2014 promotion was for a lifetime MagCast license which resulted in immediate recognition of $531,388 in revenue.  The July 2015 promotion was for an annual license which results in revenue being recognized ratably over the one-year license term.  The amount of revenue from the July 2015 promotion recognized in the six months ended December 31, 2015 was $55,427.  The Company does not expect to have a large-scale MagCast promotion during this fiscal year. Offsetting this difference was revenue from the pre-beta launch for the Company's newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  For the pre-beta launch revenue totaled $168,483 and customers received a lifetime license which resulted in all revenue being recognized at the time of purchase.

During the six months ended December 31, 2015, the Company incurred $473,320 in operational expenses for continuing operations compared to $785,851 during the six months ended December 31, 2014.  Operational expenses during the six months December 31, 2015 and 2014, include the following categories:

	Six Months Ended	Six Months Ended	Increase or
	December 31, 2015	December 31, 2014	Decrease
Accounting Fees	$ 46,000	$ 67,250	$ (21,250)
Credit Card Processing Fees	12,686	25,047	(12,361)
Commissions	7,695	148,979	(141,284)
Independent Contractors	100,995	135,550	(34,555)
Depreciation and Amortization	29,469	28,334	1,135
Directors Fees	55,000	63,855	(8,855)
Internet Expenses	12,624	12,785	(161)
Legal Fees	18,607	19,809	(1,202)
Officer's Salaries	62,000	74,855	(12,855)
Related Party Contractors	106,800	180,000	(73,200)
Telephone and Data Lines	5,005	9,732	(4,727)
Other Operating Expenses	16,439	19,655	(3,216)

Total Operating Expenses	$ 473,320	$ 785,851	$ (312,531)

The decrease of $21,250 in accounting fees was primarily due to a $6,000 decrease in fees for the Company's annual June audit, a $10,000 decrease due to a delay in completion of the Company's September 30, 2015 quarterly financial statements and a nonrepeating one-time charge during the six months ended December 31, 2014 for startup costs for an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services.

The decrease of $12,361 in credit card processing fees resulted from the $357,067 decrease in revenue.

The decrease of $141,284 in commissions resulted from the Company the smaller MagCast promotion in July 2015 than July 2014 and the July 2015 promotion not being marketed through marketing affiliate relationships which resulted in commission expense during the July 2014 promotion.

The decrease of $34,555 in independent contractors is primarily due to $30,500 earned by Clinton Carey, former Chief Operating Officer of the Company who was contracted as a consulting during the six months ended December 31, 2014 and starting July 1, 2015 represents the Company on a commission only basis and $15,275 paid to two long-term consultants to the Company who completed their service with the Company during the six months ended December 31, 2014.  Offsetting these amounts was $5,250 during the six months ended December 31, 2015 for a business development consultant who is helping the Company expand outside its traditional markets.

The decrease of $12,855 in officer's salaries is due to a reduction monthly cash salary for Theodore A. Greenberg, the Company's CFO from $11,000 to $5,000 effective in December 2015 and completion of the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg during the six months ended December 31, 2014 offset by additional expense of $3,000 for the value of 500,000 shares of Company stock issued to Mr. Greenberg in December 2015.

The decrease of $73,200 in Related Party Contractors was due to termination of the Marillion Partnershjp contractor agreement, through which Edward Dale had been serving as the Company's CEO, for which $75,000 was charged to continuing operations for the six month period ended December 31, 2014 and $12,000 was due to a decrease in the consulting amount due to 21st Century Digital Media, Inc. (successor to GHL Group) whose President, Greg Laborde is a director of the Company.  Offsetting these amounts were additional expense of $12,000 for the value of 2,000,000 shares of Company stock issued to Henry Pinskier, the Company's Interim Chief Executive Officer and $1,800 for the value of 300,000 shares of Company stock issued to 21st Century Digital Media, Inc.

During the six months ended December 31, 2015, the Company recognized a net loss from continuing operations of $177,560 compared to a net loss from continuing operations of $133,024 during the six months ended December 31, 2014.  The increased net loss from continuing operations of $44,536 was due to the decrease in revenue of $357,067 offset by the decrease in operating expenses of $312,531.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $116,835 at December 31, 2015 and the Company had a working capital deficit of $2,236,927. To fund working capital  for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs.  The Company expects increased revenue from further sales of MagCast Publishing Platform and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses.  The Company also expects increased revenue by introducing new products some of which will be extensions of existing product lines.  One new product is ScrivCast which was introduced in a pre-beta launch in October 2015. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts.  If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at December 31, 2015 is $49,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the six month period ended December 31, 2015, operating activities provided the Company with  $45,683. During the six month period ended December 31, 2014, operating activities provided the Company with $66,807. The decrease of $21,124 in funds provided by operating activities was primarily due to two offsetting factors.  The increase in net loss from continuing operations of approximately $45,000 and an approximately $70,000 offset by a net increase of approximately $23,000 from the change in accounts receivable due to higher accounts receivable at December 31, 2014 resulting from sales under payment plans during the MagCast sales promotion in July 2014.  Discontinued operations provided the Company with approximately $21,000 during the six months ended December 31, 2015 and discontinued operations used approximately $41,000 during the six months ended December 31, 2014.  The Company has continued to receive revenue from existing subscriptions for some of the products that were divested in July 2015 without responsibility for related expenses, as these subscriptions have ended the revenue received has reduced.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2015, the Company has a working capital deficit of approximately $2,237,000 and has accumulated losses of approximately $5,088,000 since its inception.  The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.  In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended December 31, 2015, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in  timely  alerting  them to material information required  to be included in our periodic SEC  filings  and to  ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive  Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period July 1, 2015 through December 31, 2015 the Company issued the following equity securities.

On November 24, 2015, the Company entered into an agreement with a business development consultant for which part of the consideration was 250,000 shares of the Company's common stock for which the Company recorded $1,500 as independent contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

On December 22, 2015, the Company entered into an agreement with Henry Pinskier, the Company's Interim Chief Executive Officer for consideration of 2,000,000 shares of the Company's common stock for which the Company recorded $12,000 as related party contractor expense based upon the closing price of the Company's shares on the day the shares were issued.  Mr. Pinskier is also chairman of the Company's board of directors.

On December 22, 2015, the Company entered into an agreement with Theodore A. Greenberg, the Company's Chief Financial Officer for which part of the consideration was 500,000 shares of the Company's common stock for which the Company recorded $3,000 as officer's salary expense based upon the closing price of the Company's shares on the day the shares were issued.  Mr. Greenberg is also a member of the Company's board of directors.

On December 22, 2015, the Company entered into an with 21st Century Digital Media, Inc., whose President, Gregory H. Laborde, is a Director of 30DC, for business development services for which part of the consideration was 300,000 shares of the Company's common stock for which the Company recorded $1,800 as related party contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

On July 30, 2015 the Company redeemed 10,000,000 common shares from the Marillion Partnership and 6,743,681 from Netbloo Media, Ltd. as part of the divestiture of a portfolio of Internet marketing assets.  The Company recognized a loss of $212,563 from the divestiture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Included in liabilities of discontinued operations at December 31, 2015 is $49,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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

30DC, Inc. Registrant

Dated: February 10, 2016	By:/s/ Henry Pinskier
Henry Pinskier Principal Executive Officer Chief Executive Officer President

Dated: February 10, 2016	By:/s/ Theodore A. Greenberg
Theodore A. Greenberg, Principal Accounting Officer Chief Financial Officer