Form 10-Q
period 2016-03-31
30DC, INC.
filed 2016-05-16
CIK 1118974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

As of May 16, 2016, the number of shares outstanding of the registrant's class of common stock was 63,509,783.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March	June
	31, 2016	30, 2015
	Unaudited
Assets

Current Assets

Cash and Cash Equivalents	$ 126,016	$ 53,681
Restricted Cash	70,000	70,000
Accrued Commissions Receivable	-	4,094
Accounts Receivable	-	11,583
Prepaid Expenses	8,988	15,419
Assets of Discontinued Operations	61,479	80,771

Total Current Assets	266,483	235,548

Property and Equipment, Net	8,520	16,113
Intangible Assets, Net	80,288	118,320
Goodwill	799,383	799,383
Assets of Discontinued Operations	-	291,175

Total Assets	$ 1,154,674	$ 1,460,539

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable	$ 292,490	$ 256,836
Accrued Expenses and Refunds	594,105	602,044
Deferred Revenue	166,434	122,007
Due to Related Parties	1,339,847	1,185,456
Liabilities of Discontinued Operations	161,391	159,657

Total Current Liabilities	2,554,267	2,326,000

Total Liabilities	2,554,267	2,326,000

Stockholders' Deficit

Preferred Stock, Par Value $0.001, 10,000,000 Authorized, -0- Issued	-	-
Common Stock, Par Value $0.001, 100,000,000 authorized,
63,159,783 and 76,853,464 issued and outstanding respectively	63,160	76,853
Paid in Capital	3,792,589	3,844,315
Accumulated Deficit	(5,152,484)	(4,683,771)
Accumulated Other Comprehensive Loss	(102,858)	(102,858)

Total Stockholders' Deficit	(1,399,593)	(865,461)

Total Liabilities and Stockholders' Deficit	$ 1,154,674	$ 1,460,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Unaudited

		For the Three Months Ended		For the Nine Months Ended
		March 31,		March 31,
		2016	2015	2016	2015

Revenue

Subscription Revenue		$5,711	$14,851	$18,996	$52,593
Products and Services		112,907	28,838	395,382	643,923

Total Revenue		118,618	43,689	414,378	696,516

Operating Expenses		201,518	254,408	674,838	1,040,259

Operating Loss		(82,900)	(210,719)	(260,460)	(343,743)

Loss From Continuing Operations		(82,900)	(210,719)	(260,460)	(343,743)

Income (Loss) From Discontinued Operations
Income (Loss) from Operations		3,926	(65,115)	23,602	(108,854)
Unrealized Gain (Loss) on Marketable Securities		14,354	(19,313)	(19,292)	(29,563)
Loss on Divestiture		-	-	(212,563)	-
Income (Loss) from Discontinued Operations		18,280	(84,428)	(208,253)	(138,417)

Net Loss		$(64,620)	$(295,147)	$(468,713)	(482,160)

Weighted Average Common Shares Outstanding
Basic		63,159,783	76,853,464	63,021,117	76,853,464
Diluted		63,159,783	76,853,464	63,021,117	76,853,464
Earnings (Loss) Per Common Share (Basic)
Continuing Operations		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations		$0.00	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) Per Common Share		(0.00)	$(0.00)	$(0.01)	$(0.01)
	$
Earnings (Loss) Per Common Share (Diluted)	$
Continuing Operations		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations		$0.00	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) Per Common Share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31
Unaudited
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(468,713)	$(482,160)
Loss From Discontinued Operations	208,253	138,417

Adjustments to Reconcile Loss from Continuing Operations
to Net Cash Provided By Operations
Depreciation and Amortization	43,232	42,617
Equity Based Payments To Employees and Nonemployees	18,300	17,709

Changes in Operating Assets and Liabilities
Restricted Cash	-	(6,270)
Accrued Commissions Receivable	4,094	1,670
Accounts Receivable	11,583	11,197
Prepaid Expenses	6,431	5,671
Accounts Payable	35,654	57,470
Accrued Expenses and Refunds	(7,939)	(14,587)
Deferred Revenue	44,427	27,274
Due to Related Parties	154,391	251,202

Net Cash Provided By Operating Activities	49,713	50,210

Cash Flows from Investing Activities
Purchases of Property and Equipment	(4,007)	(5,458)

Net Cash Used in Investing Activities	(4,007)	(5,458)

Cash Flows from Discontinued Operations
Cash Flows From Operating Activities	26,629	(103,288)

Net Cash Provided By (Used in) Discontinued Operations	26,629	(103,288)

Increase (Decrease) in Cash and Cash Equivalents	72,335	(58,536)
Cash and Cash Equivalents - Beginning of Period	53,681	102,684

Cash and Cash Equivalents - End of Period	$126,016	$44,148

Supplemental Disclosures of Non Cash Financing Activity

Common Stock Redeemed for Divestiture	$83,719	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,900	$4,827
Income taxes	1,085	1,514

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with instructions to Form-10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2016 or any other period.  In addition, the balance sheet data at June 30, 2015 was derived from the audited financial statements but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the Audited Financial Statements for the year ended June 30, 2015 included in the Company's annual report on Form 10-K which was filed on November 17, 2015.

The unaudited condensed consolidated financial statements include the accounts of 30DC, Inc., (f/k/a Infinity Capital Group, Inc.) and its subsidiary 30DC, Inc., Delaware, ("30DC DE").

REVENUE RECOGNITION

Generally, the Company offers customers the option to purchase its digital products for a single payment or for a higher price consisting of a down payment and additional payments over a period of time which can be as long as one year.  Pursuant to ASC 605 the Company has determined that revenue is realizable and the earnings process is complete and the four criteria for revenue recognition stated in SAB Topic 13 are met at the time of the initial purchase.  Accordingly, the Company deems the sale to have occurred at the time of initial purchase and records the full amount paid and/or due from a customer as revenue.  Typically customers are offered a period to review the product and request a refund and if a refund is requested the company reverses the revenue which was recorded at the time of the sale.   The Company records a liability for future refunds and reduces revenue by that amount.  If a customer defaults on an additional payment, the customer loses access to the digital product.  Based upon its past experience with extended payment plans, the Company has estimated the number of future defaulted payments and has reduced revenue and accounts receivable by that amount.  During the quarter ending March 31, 2016, the Company offered customers the opportunity to purchase a group package of 5 to 15 digital product licenses at a discounted price per license.  Customers do not receive access information to a license in their group packaged until they are ready to use the license.  The Company considers a license delivered when access information is sent to a customer, accordingly, unused licenses that are part of a group package are considered as nondelivered and receipts for these unused licenses are included in deferred revenue.

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

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 2.  GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2016, the Company had a working capital deficit of approximately $2,288,000 and had accumulated losses of approximately $5,152,000 since its inception.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.   In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

MARCH 31, 2016

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

NOTE 4. DISCONTINUED OPERATION

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

Results of Discontinued Operations for the

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
	IM Business	Infinity	Total	IM Business	Infinity	Total
Revenues	$ 31,275	$ -	$ 31,275	$ 280,575	$ -	$ 280,575
Operating expenses	3,939	3,734	7,673	385,277	4,152	389,429
Income (Loss) from operations	27,336	(3,734)	23,602	(104,702)	(4,152)	(108,854)
Unrealized gain (loss) on marketable securities	-	(19,292)	(19,292)	-	(29,563)	(29,563)
Loss on Divestiture	(212,563)	-	(212,563)	-	-	-

Net Income (Loss)	$ (185,227)	$ (23,026)	$ (208,253)	$ (104,702)	$ (33,715)	$ (138,417)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	IM Business	Infinity	Total	IM Business	Infinity	Total
Revenues	$ 5,871	$ -	$ 5,871	$ 56,612	$ -	$ 56,612
Operating expenses	720	1,225	1,945	120,426	1,301	121,727
Income (Loss) from operations	5,151	(1,225)	3,926	(63,814)	(1,301)	(65,115)
Unrealized gain on marketable securities	-	14,354	14,354	-	(19,313)	(19,313)

Net Income (Loss)	$ 5,151	$ 13,129	$ 18,280	$ (63,814)	$ (20,614)	$ (84,428)

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Assets and Liabilities of Discontinued Operations as of

	March 31, 2016			June 30, 2015
	IM Business	Infinity	Total	IM Business	Infinity	Total

Assets

Cash	$ -	$ -	$ -	$ -	$ -	$ -
Prepaid expenses	-	-	-	-	-	-
Marketable securities	-	61,479	61,479	-	80,771	80,771

Total Current Assets	-	61,479	61,479	-	80,771	80,771

Intangible Assets	-	-	-	35,680	-	35,680
Goodwill	-	-	-	255,495	-	255,495

Total Assets of Discontinued Operations	$ -	$ 61,479	$ 61,479	$ 291,175	$ 80,771	$ 371,946

Liabilities

Accounts payable	$ -	$ 19,375	$ 19,375	$ -	$ 19,375	$ 19,375
Accrued expenses	-	71,466	71,466	-	67,732	67,732
Notes payable	-	49,550	49,550	-	51,550	51,550
Due to related parties	-	21,000	21,000	-	21,000	21,000

Total Liabilities of Discontinued Operations	$ -	$ 161,391	$ 161,391	$ -	$ 159,657	$ 159,657

Notes Payable

Included in liabilities of discontinued operations at March 31, 2016 and June 30, 2015 are $49,550 and $51,050 respectively in notes payable plus related accrued interest of which are all in default for lack of repayment by their due date.

For the nine months ended March 31, 2016 and March 31, 2015 the Company incurred interest expense on notes payable of $3,734 and $4,152 respectively which is included in the Statement of Operations under income (loss) from discontinued operations.

Marketable Securities

At March 31, 2016 the fair value of marketable securities held for sale was $61,479 which included cumulative net unrealized losses of $4,931.  At June 30, 2015 the fair value of marketable securities held for sale was $80,771 which included cumulative net unrealized gains of $14,361.

NOTE 5.  RELATED PARTY TRANSACTIONS

At March 31, 2016, due to related parties totaled $1,339,847.  This primarily consisted of $34,500 due to 21st Century Digital Media, Inc. (successor to GHL Group, Ltd.), whose President, Gregory H. Laborde is a Director, under their consulting services agreement, $286,500 accrued for directors' fees for services of non-executive directors, $191,300 due to Netbloo Media, Ltd. under its contractor agreement, $22,700 due to Marillion Partnership under its contractor agreement and $804,900 due to Theodore A. Greenberg, CFO and director, for compensation.

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

MARCH 31, 2016

(Unaudited)

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

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended March 31, 2016, the Company issued common stock as follows:

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

On December 22, 2015, the Company entered into a one-year agreement with 21st Century Digital Media, Inc., whose President, Gregory H. Laborde, is a

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

During the nine months ended March 31, 2016, the Company divested a portfolio of Internet marketing assets ("IM Sale"), including Market Pro Max, in two separate transactions with Marillion Partnership and Netbloo Media, Ltd. in exchange for return of a total of 16,743,681 shares of the Company's common stock to the Company, see note 3 for further details on the divestiture.

Warrants

Information relating to outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)
Outstanding warrants at 06/30/15	3,401,522	$ 0.50	0.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	3,401,522	0.50	-
Outstanding warrants at 3/31/16	-	-	-

Exercisable on 3/31/16	-	-	-

The aggregate intrinsic value of warrants outstanding and exercisable was $0 at March 31, 2016.

NOTE 7.  STOCK BASED COMPENSATION PLANS

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

The Company recognized expense in the amount of $-0- and $17,709 for the nine months ended March 31, 2016 and March 31, 2015 respectively and $-0- and $-0- for the three months ended March 31, 2016 and March 31, 2015 respectively for options granted in prior periods the cost of which is being recorded on a straight-line basis over the vesting period.  There was no impact on the Company's cash flow.

Further information relating to stock options is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 06/30/15	3,600,000	$ 0.18	6.61
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 3/31/16	3,600,000	0.18	5.86

Exercisable on 3/31/16	3,600,000	0.18	5.86

11-

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The options have a contractual term of ten years. The aggregate intrinsic value of options outstanding and exercisable was $0 at March 31, 2016.

At March 31, 2016, shares available for future stock option grants to employees and directors under the 2012 Stock Option Plan were 4,500,000.

NOTE 8. SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

Related Party Contractor Fees (1)	$153,300	$270,000
Officer's Salary	77,000	107,855
Directors' Fees	82,500	91,355
Independent Contractors	150,295	181,125
Commission Expense	10,043	153,119
Professional Fees	90,366	109,604
Credit Card Processing Fees	16,479	26,576
Telephone and Data Lines	6,729	13,652
Other Operating Costs	88,126	86,973

Total Operating Expenses	$674,838	$1,040,259

(1) For the nine months ended March 31, 2015, related party contractors included Marillion an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform.  For the nine months ended March 31, 2016, related party contractors include 21st Century Digital Media, Inc. (successor to GHL Group) and Netbloo and Henry Pinskier who serves as the Company's Interim Chief Executive Officer.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Related Party Contractor Fees (1)	$46,500	$90,000
Officer's Salary	15,000	33,000
Directors' Fees	27,500	27,500
Independent Contractors	49,300	45,575
Commission Expense	2,348	4,140
Professional Fees	25,759	22,545
Credit Card Processing Fees	3,793	1,529
Telephone and Data Lines	1,724	3,920
Other Operating Costs	29,594	26,199

Total Operating Expenses	$201,518	$254,408

30DC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

(1) For the three months ended March 31, 2015, related party contractors included Marillion an affiliate of the Company that managed marketing and development for the Company and provided the services of Edward Dale as Chief Executive Officer of the Company, GHL Group, Ltd., whose President, Gregory H. Laborde is a Director and Netbloo which was the joint developer of the MagCast Publishing Platform.  For the three months ended March 31, 2016, related party contractors include 21st Century Digital Media, Inc. (successor to GHL Group) and Netbloo

NOTE 9. SUBSEQUENT EVENTS

On April 13, 2016, the Company issued 100,000 shares of the Company's common stock as partial consideration for services of a contractor providing the company with editorial and marketing services. For the 100,000 shares, the Company recorded $4,200 as independent contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

On April 29, 2016, the Company issued 250,000 shares of the Company's common stock as partial consideration for services of a contractor providing the company with support and technical services. For the 250,000 shares, the Company recorded $7,500 as independent contractor expense based upon the closing price of the Company's shares on the day the shares were issued.

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

OVERVIEW

30DC is a digital media solution provider. The company's principal product, the MagCast Mobile Publishing Platform, is used for the creation of mobile magazine apps and facilitates the monetization of digital content through advanced marketing functions.  The MagCast platform is compatible with the dominant mobile architectures for mobile devices such as smart phones and tablet computers, Apple's iOS and Google's Android.  30DC delivers the MagCast platform to licensees as a software-as-a-service.  In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  In January 2016, the Company held a follow-up to the ScrivCast pre-beta launch.  A number of customers from the pre-beta launch have begun publishing utilizing the ScrivCast platform and the Company is working towards a public launch of ScrivCast planned for later this year. The Company's assets consist primarily of property and equipment, goodwill and internally developed intangible property such as domain names, websites, customer lists and copyrights.

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

On July 30, 2015, the 30DC, Inc. ("the Company") board of directors approved two agreements, one with Marillion Partnership ("Marillion") and one with Netbloo Media, Ltd. ("Netbloo") each of which acquired certain Internet Marketing business assets ("IM Assets") from the Company in exchange for a portion of the 30DC

common stock that each held.   The Marillion transaction included The Challenge, rights to the company's coaching and mentoring business and affiliate marketing rights. Consideration for the Marillion transaction was 10 million (10,000,000) common shares in 30DC.  The Netbloo transaction included Market Pro Max and a portfolio of e-commerce training courses.  Consideration for the Netbloo transaction was 6,743,681 common shares in 30DC.   The net book value of the assets being divested, which consisted primarily of intangible assets and goodwill, exceeded the fair market value of the shares redeemed on the date the transactions were approved by $212,563 which the Company recorded as a loss from divestiture.  As a result of the transactions the Company's issued and outstanding shares were reduced from 76,853,464 to 60,109,783.  Prior to the transactions Marillion held 23.67% and Netbloo held 17.55% of the Company's issued and outstanding common stock.  After the transactions, Marillion holds 13.62% and Netbloo holds 11.22% of the Company's issued and outstanding common stock.

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

RESULTS OF OPERATIONS

For The Three Month Period Ended March 31, 2016 Compared To The Three Month Period Ended March 31, 2015.

During the three months ended March 31, 2016, 30DC, Inc. recognized revenues of $118,618 from continuing operations compared to $43,689 during the three months ended March 31, 2015.  Revenues from continuing operations were from the following sources during the three months ended March 31, 2016 compared to March 31, 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase or (Decrease)
Revenue
Subscription Revenue	$ 5,711	$ 14,851	$ (9,140)
Products and Services	112,907	28,838	84,069
Total Revenues	$ 118,618	$ 43,689	$ 74,929

The $9,140 decrease in subscription revenue was due to a decrease in monthly subscribers for the Company's online forum subscription product.

The $84,069 increase in products and services revenue resulted mainly from two sources.  In January, 2016, the Company held a follow-up to the pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  For the pre-beta launch follow-up, revenue totaled $52,185 and customers received a lifetime license which resulted in all revenue being recognized at the time of purchase.   In July 2015 the Company ran a promotion which was for an annual MagCast license which resulted in revenue being recognized ratably over the one-year license term.  During the three months ended March 31, 2016 the Company recognized $27,714 from the July promotion.

During the three months ended March 31, 2016, the Company incurred $201,518 in operational expenses for continuing operations compared to $254,408 during the three months ended March 31, 2015.  Operational expenses during the three months March 31, 2016 and 2015, include the following categories:

	Three Months Ended	Three Months Ended	Increase or
	March 31, 2016	March 31, 2015	Decrease
Accounting Fees	$ 18,500	$ 16,000	$ 2,500
Credit Card Processing Fees	3,793	1,529	2,264
Commissions	2,348	4,140	(1,792)
Independent Contractors	49,300	45,575	3,725
Depreciation and Amortization	13,762	14,283	(521)
Directors' Fees	27,500	27,500	-
Internet Expenses	5,517	4,945	572
Legal Fees	7,259	6,545	714
Officer's Salaries	15,000	33,000	(18,000)
Related Party Contractors	46,500	90,000	(43,500)
Telephone and Data Lines	1,724	3,920	(2,196)
Other Operating Expenses	10,315	6,971	3,344

Total Operating Expenses	$ 201,518	$ 254,408	$ (52,890)

The decrease of $18,000 in officer's salaries is due to a reduction in monthly cash salary for Theodore A. Greenberg, the Company's CFO from $11,000 to $5,000 effective in December 2015.

The decrease of $43,500 in Related Party Contractors was due to termination of the Marillion Partnershjp contractor agreement, through which Edward Dale had been serving as the Company's CEO, for which $37,500 was charged to continuing operations for the three month period ended March 31, 2015, and $6,000 was due to a decrease in the cash consulting amount due to 21st Century Digital Media, Inc. (successor to GHL Group) whose President, Greg Laborde is a director of the Company.

During the three months ended March 31, 2016, the Company recognized a net loss from continuing operations of $82,900 compared to a net loss of from continuing operations of $210,719 during the three months ended March 31, 2015.  The decreased net loss from continuing operations of $127,819 was due to the increase in revenue of $74,929 and the decrease in operating expenses of $52,890.

For The Nine Month Period Ended March 31, 2016 Compared To The Nine Month Period Ended March 31, 2015.

During the nine months ended March 31, 2016, 30DC, Inc. recognized revenues of $414,378 from continuing operations compared to $696,516 during the nine months ended March 31, 2015.  Revenues from continuing operations were from the following sources during the nine months ended March 31, 2016 compared to March 31, 2015.

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Increase or (Decrease)
Revenue
Subscription Revenue	$ 18,996	$ 52,593	$ (33,597)
Products and Services	395,382	643,923	(248,541)
Total Revenues	$ 414,378	$ 696,516	$ (282,138)

The $33,597 decrease in subscription revenue was due to a decrease in monthly subscribers for the Company's online forum subscription product.

The $248,541 decrease in products and services revenue was primarily the net result of two factors.  The Company ran a much smaller promotion for the MagCast Publishing platform in July 2015 than in July 2014.  The July 2014 promotion was for a lifetime MagCast license which resulted in immediate recognition of $531,388 in revenue.  The July 2015 promotion was for an annual license which results in revenue being recognized ratably over the one-year license term.  The amount of revenue from the July 2015 promotion recognized in the nine months ended March 31, 2016 was $83,141.  The Company does not expect to have a large-scale MagCast promotion during this fiscal year. Offsetting this difference was revenue from the pre-beta launch, and pre-beta launch follow-up, for the Company's newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  For the pre-beta launch and follow-up revenue totaled $220,668 and customers received a lifetime license which resulted in all revenue being recognized at the time of purchase.

During the nine months ended March 31, 2016, the Company incurred $674,838 in operational expenses for continuing operations compared to $1,040,259 during the nine months ended March 31, 2015.  Operational expenses during the nine months March 31, 2016 and 2015, include the following categories:

	Nine Months Ended	Nine Months Ended	Increase or
	March 31, 2016	March 31, 2015	Decrease
Accounting Fees	64,500	83,250	$ (18,750)
Credit Card Processing Fees	16,479	26,576	(10,097)
Commissions	10,043	153,119	(143,076)
Independent Contractors	150,295	181,125	(30,830)
Depreciation and Amortization	43,231	42,617	614
Directors Fees	82,500	91,355	(8,855)
Internet Expenses	18,141	17,730	411
Legal Fees	25,866	26,354	(488)
Officer's Salaries	77,000	107,855	(30,855)
Related Party Contractors	153,300	270,000	(116,700)
Telephone and Data Lines	6,729	13,652	(6,923)
Other Operating Expenses	26,754	26,626	128

Total Operating Expenses	$ 674,838	$ 1,040,259	$ (365,421)

The decrease of $18,750 in accounting fees was primarily due to a $6,000 decrease in fees for the Company's annual June audit, a combined decrease of $7,500 in fees for the Company's September 30, 2015 and December 31, 2015 quarterly financial statements and a nonrepeating one-time charge during the nine months ended March 31, 2015 for startup costs for an e-commerce accounting firm to automate a number of our accounting processes and to provide outsourced bookkeeping services.

The decrease of $10,097 in credit card processing fees resulted from the $282,138 decrease in revenue.

The decrease of $143,076 in commissions resulted from the Company the smaller MagCast promotion in July 2015 than July 2014 and the July 2015 promotion not being marketed through marketing affiliate relationships which resulted in commission expense during the July 2014 promotion.

The decrease of $30,830 in independent contractors is primarily due to $42,500 earned by Clinton Carey, former Chief Operating Officer of the Company who was contracted as a consulting during the nine months ended March 31, 2015 and starting July 1, 2015 represents the Company on a commission only basis and $15,275 paid to two long-term consultants to the Company who completed their service with the Company during the nine months ended March 31, 2015.  Offsetting these amounts was $9,000 during the nine months ended March 31, 2016 for a business development consultant who is helping the Company expand outside its traditional markets and $6,115 for an editorial and marketing consultant.

The decrease of $30,855 in officer's salaries is due to a reduction in monthly cash salary for Theodore A. Greenberg, the Company's CFO from $11,000 to $5,000 effective in December 2015 and completion of the charge for amortization of stock option expense over the vesting period, for stock options previously issued to Mr. Greenberg during the nine months ended March 31, 2015 offset by additional expense of $3,000 for the value of 500,000 shares of Company stock issued to Mr. Greenberg in December 2015.

The decrease of $116,700 in Related Party Contractors was due to termination of the Marillion Partnershjp contractor agreement, through which Edward Dale had been serving as the Company's CEO, for which $112,500 was charged to continuing operations for the nine month period ended March 31, 2015 and $18,000 was due to a decrease in the consulting amount due to 21st Century Digital Media, Inc. (successor to GHL Group) whose President, Greg Laborde is a director of the Company.  Offsetting these amounts were additional expense of $12,000 for the value of 2,000,000 shares of Company stock issued to Henry Pinskier, the Company's Interim Chief Executive Officer and $1,800 for the value of 300,000 shares of Company stock issued to 21st Century Digital Media, Inc.

During the nine months ended March 31, 2016, the Company recognized a net loss from continuing operations of $260,460 compared to a net loss from continuing operations of $343,743 during the nine months ended March 31, 2015.  The decreased net loss from continuing operations of $83,283 was due to the decrease in operating expenses of $365,421 offset by the decrease in revenue of $282,138.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $126,016 at March 31, 2016 and the Company had a working capital deficit of $2,287,784. To fund working capital  for the next 12 months, the Company expects to raise capital and to improve the results of operations from increasing revenue as well as a reduction in operating costs.  The Company expects increased revenue from further sales of MagCast Publishing Platform and by marketing to customers outside its historical customer base with the goal of recurring revenue through annual licenses.  The Company also expects increased revenue by introducing new products some of which will be extensions of existing product lines.  One new product is ScrivCast which was introduced in a pre-beta launch in October 2015 and pre-beta follow-up in January 2016. Additionally, the Company intends to increase funds available by raising capital, though at this time the Company has not commenced any offerings and cannot guarantee that they will be successful in its capital raising efforts.  If the results of operations and capital raised, if any, are not sufficient to fund the Company's expenses as they come due, the Company will defer amounts due to related parties and to the extent possible utilize shares of the Company to satisfy its liabilities.

Included in liabilities of discontinued operations at March 31, 2016 is $49,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

During the nine month period ended March 31, 2016, operating activities provided the Company with  $49,713. During the nine month period ended March 31, 2015, operating activities provided the Company with $50,210. The amounts provided from operating activities reflect an increase in due to related parties of $154,391 and $251,202 for the 2016 and 2015 periods respectively.  Discontinued operations provided the Company with approximately $27,000 during the nine months ended March 31, 2016 and discontinued operations used approximately $103,000 during the nine months ended March 31, 2015.  The Company has continued to receive revenue from existing subscriptions for some of the products that were divested in July 2015 without responsibility for related expenses, as these subscriptions have ended the revenue received has reduced.

GOING CONCERN

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March  31, 2016, the Company has a working capital deficit of approximately $2,288,000 and has accumulated losses of approximately $5,152,000 since its inception.  The Company's ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing or to earn profits from its business operations to meet its obligations and pay its liabilities arising from normal business operations when they come due.  In the past few years, the Company switched its focus to developing its own products.  In May 2012, the Company launched MagCast which the Company expects to be an integral part of its businesses on an ongoing basis.   MagCast is being sold directly to customers and through an affiliate network which expands the Company's selling capability and has a broad target market beyond the Company's traditional customer base. In October 2015, the Company held a pre-beta launch for its newest digital publishing product, ScrivCast which will be priced lower than MagCast and will be targeted to a broader audience.  In January 2016, the Company held a follow-up to the ScrivCast pre-beta launch.  A number of customers from the pre-beta launch have begun publishing utilizing the ScrivCast platform and the Company is working towards a public launch of ScrivCast planned for later this year. Until the Company achieves sustained profitability it does not have sufficient capital to meet its needs and continues to seek loans or equity placements to cover such cash needs.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2016, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in  timely  alerting  them to material information required  to be included in our periodic SEC  filings  and to  ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive  Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period July 1, 2015 through March 31, 2016 the Company issued the following equity securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Included in liabilities of discontinued operations at March 31, 2016 is $49,550 in notes payable plus related accrued interest that are in default for lack of repayment by their due date.

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

30DC, Inc. Registrant

Dated: May 16, 2016	By:/s/ Henry Pinskier
Henry Pinskier Principal Executive Officer Chief Executive Officer President

Dated: May 16, 2016	By:/s/ Theodore A. Greenberg
Theodore A. Greenberg, Principal Accounting Officer Chief Financial Officer